Form 10-K/A
period 1995-12-31
NATIONAL GOLF PROPERTIES INC
filed 1996-06-21
CIK 905897

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 21, 1996

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 2

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                        COMMISSION FILE NUMBER 1-12246

                        NATIONAL GOLF PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                              95-4549193
       (STATE OF INCORPORATION)         (I.R.S. EMPLOYER IDENTIFICATION NO.)


        1448 15TH STREET, #200                          90404
           SANTA MONICA, CA                          (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (310) 260-5500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE
             COMMON STOCK                        ON WHICH REGISTERED
            $.01 PAR VALUE                     NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            ---

  As of April 25, 1996, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $239.1 million, based upon the closing price ($24.625) on the New York Stock Exchange on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant).

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    10,621,975 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF APRIL 25, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  a) Market Information

  The following table sets forth for periods shown the high and low sales price for the Company's Common Stock on the New York Stock Exchange and distributions declared.

                                                     HIGH     LOW   DISTRIBUTION
                                                    ------- ------- ------------
   1995
     Fourth quarter................................ $24.00  $21.50    $.41
     Third quarter.................................  22.25   20.00     .41
     Second quarter................................  22.50   19.375    .39375
     First quarter.................................  22.125  19.50     .39375
   1994
     Fourth quarter................................ $22.125 $17.25    $.39375
     Third quarter.................................  23.00   20.00     .39375
     Second quarter................................  21.75   19.625    .35
     First quarter.................................  21.375  19.25     .35

  b) Holders

  The number of record holders of the Company's Common Stock was 534 as of February 20, 1996. The number of street name stockholders is estimated at 6,200.

  c) Distributions

  The Company paid distributions to stockholders of $1.59 per share in 1995, of which $1.34 represents ordinary income and $0.25 represents return of capital on a tax basis. On a book basis, $0.34 per share represents return of capital. In 1994, NGP paid distributions to stockholders of $1.44 per share, of which $1.21 represents ordinary income and $0.23 represents return of capital on a tax basis. On a book basis, $0.32 per share represents return of capital. In order to maintain its qualification in 1995 and 1994 as a REIT for federal income tax purposes, the Company was required to make distributions to its stockholders of at least $1.18 and $1.10 per share, respectively. In addition, on January 17, 1996, the Company declared a quarterly distribution for the fourth quarter of 1995 of $0.41 per share to stockholders of record on January 31, 1996, which was paid on February 15, 1996.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data included in this table by the Company is derived from the Company's consolidated financial statements and the Company's predecessors' (Golf Properties Group ("GPG")) combined financial statements for those years, which have been audited by Coopers & Lybrand L.L.P. Historical operating results of GPG may not be comparable to future operating results of the Company because: (i) the Leases with AGC have materially different terms from the terms of the leases with GPG; (ii) historical operating revenues and operating expenses include revenues and expenses relating to five courses that were operated by AGC pursuant to management agreements (under which GPG received revenues and bore expenses and paid the operator a fee) rather than leases; and (iii) management fee expense reflects consulting services provided by AGC to GPG, which were not continued following the Offering.

                          NATIONAL GOLF PROPERTIES, INC.        GOLF PROPERTIES GROUP
                          --------------------------------- ------------------------------
                             YEAR ENDED                                     YEAR ENDED
                            DECEMBER 31,      AUG. 18, 1993 JAN. 1, 1993   DECEMBER 31,
                          ------------------     THROUGH       THROUGH    ----------------
                            1995      1994    DEC. 31, 1993 AUG. 17, 1993  1992     1991
                          --------  --------  ------------- ------------- -------  -------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues
 Rent...................  $ 45,931  $ 36,637     $10,787       $10,678    $13,200  $13,071
 Gain on sale of
  property..............     1,893       --          --            --         --       --
 Operating..............       --        --          --          4,708      5,938    6,581
 Other income...........       --        --           17           499      1,013      582
                          --------  --------     -------       -------    -------  -------
Total revenues..........    47,824    36,637      10,804        15,885     20,151   20,234
                          --------  --------     -------       -------    -------  -------
Expenses
 Operating..............       --        --          --          3,950      5,151    5,433
 Management fee.........       --        --          --          2,193      2,485    2,286
 General &
  administrative........     4,258     4,709       1,374           --         --       --
 Depreciation &
  amortization..........    14,027    10,413       3,384         4,661      4,937    4,792
                          --------  --------     -------       -------    -------  -------
Total expenses..........    18,285    15,122       4,758        10,804     12,573   12,511
                          --------  --------     -------       -------    -------  -------
 Interest expense.......    (8,793)   (2,212)       (335)       (4,627)    (5,424)  (5,311)
 Interest income........     4,144     3,459       1,584            24         95      678
 Other income...........       114       194         --            --         --       --
                          --------  --------     -------       -------    -------  -------
Income before provision
 for taxes and minority
 interest...............    25,004    22,956       7,295           478      2,249    3,090
Provision for taxes.....      (352)     (368)       (158)          --         --       --
                          --------  --------     -------       -------    -------  -------
Income before minority
 interest...............    24,652    22,588       7,137           478      2,249    3,090
Minority interest.......   (11,366)  (10,712)     (3,317)          --         --       --
                          --------  --------     -------       -------    -------  -------
Net income..............  $ 13,286  $ 11,876     $ 3,820       $   478    $ 2,249  $ 3,090
                          ========  ========     =======       =======    =======  =======
Net income per common
 share..................     $1.25     $1.12       $0.36           --         --       --
Weighted average number
 of common shares
 outstanding............    10,622    10,612      10,603           --         --       --

                         NATIONAL GOLF PROPERTIES,
                                    INC.            GOLF PROPERTIES GROUP
                         -------------------------- ---------------------
                                               DECEMBER 31,
                         ------------------------------------------------
                           1995     1994     1993      1992       1991
                         -------- -------- -------- ---------- ----------
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Real estate before
 accumulated
 depreciation........... $362,068 $272,034 $166,410 $  130,327 $  103,600
Total assets............  347,967  275,071  222,739    102,779     78,947
Total debt..............  144,983   66,441   12,666     70,044     49,375
Minority interest.......   23,000   22,936   19,979        --         --
Stockholders' equity....  177,907  183,136  181,997        --         --
Cash distributions
 declared per common
 share..................     1.61     1.49     0.51        --         --

                         NATIONAL GOLF PROPERTIES, INC.         GOLF PROPERTIES GROUP
                         --------------------------------- --------------------------------
                            YEAR ENDED                                      YEAR ENDED
                           DECEMBER 31,      AUG. 18, 1993 JAN. 1, 1993    DECEMBER 31,
                         ------------------     THROUGH       THROUGH    ------------------
                           1995      1994    DEC. 31, 1993 AUG. 17, 1993   1992      1991
                         --------  --------  ------------- ------------- --------  --------
                                      (IN THOUSANDS, EXCEPT PROPERTY DATA)
OTHER DATA:
Company's funds from
 operations(1).......... $ 19,641  $ 17,209    $   5,587      $ 5,129    $  7,176  $  7,872
Cash flows from (used
 in):
  Operating activities..   36,383    34,241        9,282        6,649      18,520    34,729
  Investing activities..  (76,019)  (32,003)    (106,728)      (8,763)    (16,961)   (6,082)
  Financing activities..   42,639       (52)      99,346        1,188      (1,069)  (28,422)
Number of courses.......       81        71           51           47          43        39
Number of locations.....       72        63           46           42          38        34

- --------
(1) The Company believes that to facilitate a clear understanding of the historical consolidated and combined operating results, funds from operations should be examined in conjunction with net income. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted revisions to the definition of funds from operations as set forth in the NAREIT "White Paper on Funds From Operations" dated March 1995. The Company has adopted the new definition of funds from operations and intends to present both the old and new definitions of funds from operations to assist in comparisons with prior periods of the Company. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations, based on the old and new definitions, for the years ended December 31, 1995 and 1994, and the period August 18, 1993 through December 31, 1993, and Golf Properties Group's funds from operations for the period January 1, 1993 through August 17, 1993 and the years ended December 31, 1992 and 1991.



                               NATIONAL GOLF PROPERTIES,
                                         INC.                   GOLF PROPERTIES GROUP
                             ------------------------------- ----------------------------
                              FOR THE YEAR           FOR THE PERIOD        FOR THE YEAR
                                  ENDED        ---------------------------     ENDED
                              DECEMBER 31,     AUG. 18, 1993 JAN. 1, 1993  DECEMBER 31,
                             ----------------       TO            TO       --------------
                              1995     1994    DEC. 31, 1993 AUG. 17, 1993  1992    1991
                             -------  -------  ------------- ------------- ------  ------
                                                  (IN THOUSANDS)
   Net income..............  $13,286  $11,876     $ 3,820       $  478     $2,249  $3,090
   Minority interest.......   11,366   10,712       3,317          --         --      --
   Depreciation and
    amortization...........   14,027   10,413       3,384        4,661      4,937   4,792
   Amortization--restricted
    stock..................      943      893         311          --         --      --
   Amortization--investment
    premiums...............      --       540         --           --         --      --
   Gain on sale of
    property...............   (1,893)     --          --           --         --      --
   Write off of option
    payable................     (101)     --          --           --         --      --
   Discount on payoff of
    note payable...........      --      (175)        --           --         --      --
                             -------  -------     -------       ------     ------  ------
   Funds from operations--
    old definition.........   37,628   34,259      10,832        5,139      7,186   7,882
   Amortization--restricted
    stock..................     (943)    (893)       (311)         --         --      --
   Amortization--investment
    premiums...............      --      (540)        --           --         --      --
   Amortization--loan
    costs..................     (195)     (66)        (78)         (10)       (10)    (10)
   Depreciation--
    corporate..............      (43)     (31)         (3)         --         --      --
                             -------  -------     -------       ------     ------  ------
   Funds from operations--
    new definition.........  $36,447  $32,729     $10,440       $5,129     $7,176  $7,872
   Company's share of funds
    from operations........    53.89%   52.58%      53.52%         100%       100%    100%
                             -------  -------     -------       ------     ------  ------
   Company's funds from
    operations.............  $19,641  $17,209     $ 5,587       $5,129     $7,176  $7,872
                             =======  =======     =======       ======     ======  ======

  In order to maintain its qualification as a REIT for federal income purposes, the Company is required to make distributions to its stockholders. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that to continue the Company's growth, funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be invested in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The following discussion should be read in conjunction with the accompanying Consolidated and Combined Financial Statements and Notes thereto. The historical Combined Financial Statements of Golf Properties Group (Predecessor Affiliates) are comprised of the operations, assets and liabilities of two corporations, 18 partnerships and affiliates which, prior to the Offering and the related transactions, owned and operated 47 Golf Courses that are now owned by the Company and the Operating Partnership. Nine of the Golf Courses were sold to the Company and subsequently contributed to the Operating Partnership and one corporation, which owned or leased four of the Golf Courses, was merged with and into the Company. The remaining Golf Courses were transferred directly to the Operating Partnership. GPG is considered the predecessor entity to the Company and the Combined Financial Statements are presented for comparative purposes.

  The discussion of the results of operations compares the year ended December 31, 1995 with the year ended December 31, 1994, the year ended December 31, 1994 with the year ended December 31, 1993, which includes the summation of the Company's (August 18, 1993 to December 31, 1993) and the Predecessor Affiliates' (January 1, 1993 to August 17, 1993) results of operations, and includes an analysis of the year ended December 31, 1994 and the periods August 18, 1993 through December 31, 1993, and January 1, 1993 through August 17, 1993.

RESULTS OF OPERATIONS

 Comparison of year ended December 31, 1995 to year ended December 31, 1994

  Net income increased by $1,410,000 to $13,286,000 for the year ended December 31, 1995 compared to $11,876,000 for the year ended December 31, 1994. The increase was primarily attributable to (i) an increase in rent of approximately $9,294,000; (ii) a decrease in general and administrative expenses of approximately $451,000; (iii) an increase in depreciation and amortization expense of approximately $3,614,000; (iv) an increase in interest income of approximately $560,000; (v) an increase in interest expense of approximately $6,581,000; (vi) a gain on sale of property of approximately $1,893,000; and (vii) an increase in income applicable to minority interest of approximately $654,000.

  The increase in rent is due to (i) the acquisition of 11 golf course properties during 1995; (ii) a full year of rent in 1995 on 20 golf course properties acquired in 1994; and (iii) an increase in percentage rent of approximately $1,074,000. The decrease in general and administrative expenses in 1995 was due to the Company's continued efforts to reduce expenses. The increase in depreciation and amortization expense is due to (i) the acquisition of 11 golf course properties during 1995 and (ii) a full year of depreciation expense in 1995 on 20 golf course properties acquired in 1994.

  The increase in interest income is due to (i) interest earned on the proceeds from the Operating Partnership's sale of $100 million of fixed rate, unsecured notes due 2004 and 2005 before the proceeds from such sale were invested in golf course properties and (ii) interest income earned on a $2.2 million mortgage loan. The notes were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%. With respect to the $50 million first note series, the Operating Partnership received $30 million in December 1994 and $20 million in January 1995. With respect to the $50 million second note series, the Operating Partnership received $50 million in June 1995. On March 13, 1995, the Company sold Hidden Hills Country Club for approximately $3.2 million. The Company provided seller financing in the form of a mortgage loan in the amount of $2.2 million at an initial interest rate of 11% per annum. The increase in interest expense is primarily due to the $100 million notes issued. The gain on the sale of property is due to the sale of Hidden Hills Country Club.

 Comparison of year ended December 31, 1994 to year ended December 31, 1993

  The year ended December 31, 1993 represents the summation of the Company's (August 18, 1993 to December 31, 1993) and the Predecessor Affiliates' (January 1, 1993 to August 17, 1993) results of operations for comparison purposes only. The significant operating differences between the above entities are (i) the Leases with AGC have materially different terms from the terms of the leases with the Predecessor Affiliates and (ii) two of the Predecessor Affiliates conducted golf course operations directly, with management services provided by AGC, rather than leasing their golf course properties to AGC.

  Net income increased by $7,578,000 to $11,876,000 for the year ended December 31, 1994 compared to $4,298,000 for the year ended December 31, 1993. The increase was primarily attributable to (i) an increase in rent from affiliates of approximately $15,172,000; (ii) elimination of operating revenues of approximately $4,708,000; (iii) elimination of other income from affiliates of approximately $516,000; (iv) elimination of operating expenses of approximately $3,950,000; (v) elimination of management fee to affiliates of approximately $2,193,000; (vi) an increase in general and administrative expenses of approximately $3,335,000; (vii) an increase in depreciation and amortization expense of approximately $2,368,000; (viii) an increase in interest income of approximately $1,851,000; (ix) a decrease in interest expense of approximately $2,750,000; and (x) an increase in income applicable to minority interest of approximately $7,395,000.

  The increase in rent from affiliates was primarily attributable to (i) the acquisition of 20 golf course properties during 1994; (ii) a full year of rent in 1994 on eight golf course properties acquired during 1993; (iii) an increase in percentage rent of approximately $2,147,000; and (iv) the Leases with AGC have materially different terms from the terms of the leases with the Predecessor Affiliates.

  The elimination of operating revenues, other income from affiliates, operating expenses, and management fee to affiliates is due to the leasing of all the golf course properties, on a triple net basis, to AGC following the Offering. Prior to the Offering, two of the Predecessor Affiliates conducted golf course operations directly, with management services provided by AGC, rather than leasing their golf course properties to AGC. The operating revenues and expenses include revenues and expenses relating to the golf course properties that were operated by AGC pursuant to management agreements (under which the Predecessor Affiliates received revenues and bore expenses and paid the operator a fee). The increase in general and administrative expenses was primarily due to a full year of expenses and employee costs associated with being a publicly held company.

  The increase in depreciation and amortization expense is due to (i) the acquisition of 20 golf course properties during 1994 and (ii) a full year of depreciation expense in 1994 on eight golf course properties acquired during 1993. The increase in interest income is primarily due to a full year of interest income on the Participating Mortgage Loans. The decrease in interest expense was primarily attributable to the reduction in indebtedness at the time of the Offering. The income applicable to minority interest is due to the consolidation of the Company with its majority-owned Operating Partnership and Royal Golf.

 Discussion of results of operations for the year ended December 31, 1994

  Net income for the year was $11,876,000. Income was derived primarily from
(i) base and percentage rents under the Leases with AGC and (ii) interest income from affiliates on the Participating Mortgage Loans. Expenses were primarily due to (i) depreciation of fixed assets and amortization of intangible assets; (ii) general and administrative expenses due to expenses and employee costs associated with being a publicly held company; (iii) interest expense on notes payable; and (iv) federal alternative minimum and state income and franchise taxes. In addition, the income applicable to minority interest is due to the consolidation of the Company with its majority-owned Operating Partnership and Royal Golf.

  The rent revenue from 1994 acquisitions was approximately $4.9 million compared to total 1994 rent revenue of $36.6 million. The depreciation and amortization expense for these acquisitions was approximately $2.2 million compared to the total depreciation and amortization expense of $10.4 million. The interest expense on the additional debt incurred in the purchase of the 1994 acquisitions was approximately $1.2 million compared to a total interest expense of $2.2 million.

 Discussion of results of operations for the period August 18, 1993 through December 31, 1993

  Net income for the period was $3,820,000. Income was derived primarily from
(i) base and percentage rents under the Leases with AGC and (ii) interest income earned on the net proceeds of the Offering and from affiliates on the Participating Mortgage Loans. Expenses were primarily due to (i) depreciation of fixed assets and amortization of intangible assets; (ii) general and administrative expenses due to expenses and employee costs associated with being a publicly held company; (iii) interest expense on notes payable; and (iv) federal excise and state income and franchise taxes. In addition, the income applicable to minority interest is due to the consolidation of the Company with its majority-owned Operating Partnership.

 Discussion of results of operations for the period January 1, 1993 through August 17, 1993

  Net income for the period was $478,000. Income was derived primarily from
(i) rents received from lease agreements with AGC on 42 golf courses and (ii) operating income from five golf courses. Expenses were primarily due to (i) depreciation of fixed assets and amortization of intangible assets; (ii) operating and general and administrative expenses; (iii) management fees to affiliates; and (iv) interest expense on notes payable and intercompany balances.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1995, the Company had approximately $7.9 million in cash and investments, Participating Mortgage Loans of approximately $25.2 million, a mortgage loan of $2.2 million, mortgage indebtedness of approximately $26.6 million and unsecured indebtedness of approximately $116.6 million. The $143.2 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.16%, is payable either monthly, quarterly or semi-annually and matures between 1996 and 2008. Of the $143.2 million of debt, $131.2 million is fixed-rate debt.

  In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect cash flow from operations and will influence the decisions of the Board of Directors regarding distributions: (i) reduction in debt service resulting from the repayment of certain mortgage indebtedness relating to the Golf Courses; (ii) scheduled increases in base rent under the Leases with respect to the Golf Courses; (iii) any payment to the Company of percentage rent under the Leases with respect to the Golf Courses; (iv) returns from short-term investments; and (v) interest payments under Participating Mortgage Loans secured by the Option Golf Courses. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly. Amounts accumulated for distribution will be invested by the Company in short-term money market instruments and marketable securities. During 1995, investments classified as held-to-maturity securities consisted of short term commercial paper, state government obligations, and U.S. government obligations maturing within 90 days. All investments classified as held-to-maturity securities remained as such and were held until their respective maturity dates.

  The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For Golf Courses acquired subsequent to the Offering through February 20, 1996, the Company is required under the Leases to make various remaining capital improvements totaling approximately $7.7 million of which approximately $7.3 million will be paid during the next two years. With respect to one of the Option Golf Courses, if acquired, the Company will reimburse AGC approximately $3 million for the construction of a clubhouse which was completed during 1995. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the initial term of the Leases (15 to 20 years), the Company's investment in such improvements.

  Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or OP Units as consideration for such purchases. The Operating Partnership placed $100 million of fixed rate, unsecured notes due 2004 and 2005 with a group of institutional investors. The notes were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%. With respect to the $50 million first note series, the Operating Partnership received $30 million in December 1994 and $20 million in January 1995. With respect to the $50 million second note series, the Operating Partnership received $50 million in June 1995. The Operating Partnership applied the net proceeds from the $100 million notes to repay bank debt of approximately $23.1 million, to finance acquisitions of golf courses and related facilities and properties of approximately $67.9 million and for capital improvements, loan costs and general partnership purposes of approximately $9 million. The Company currently has a $40 million credit facility, which terminates on April 1, 1996, bearing interest at a floating rate (which was 8.5% at December 31, 1995), from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of $15.75 million and $12 million under this credit facility as of February 20, 1996 and December 31, 1995, respectively. The definitive agreement pursuant to which the Company has agreed to purchase 20 golf courses from GEI requires the Company to pay at closing, at the Company's option, either $58 million in cash or a combination of approximately $17.2 million in cash and approximately $40.8 million in Company common stock (based on an average trading price of such stock prior to closing, subject to certain limitations). Management currently expects to exercise its option to pay the purchase price for the 20 golf courses in cash and stock, and does not expect that payment of such purchase price will have an adverse impact on the Company's ability to meet its liquidity requirements. At December 31, 1995, and February 20, 1996, on a pro forma basis after giving effect to such purchase, the Company would have had approximately $10.8 million and $7.05 million, respectively, available under its existing credit facility.

  OP Limited Partners have the right, exercisable once in any twelve month period, to sell up to one-third of their OP Units or exchange up to the greater of 75,000 OP Units or one-third of their OP Units to the Company. If the OP Units are sold for cash, the Company will have the option to pay for such OP Units with available cash, borrowed funds or from the proceeds of an offering of common stock. If the OP Units are exchanged for shares of common stock, the OP Limited Partner will receive the number of shares of common stock having a market value at the time of exercise equal to the fair market value of the OP Units being exchanged. On January 17, 1996, the Company purchased 5,000 OP Units from one unaffiliated limited partner for cash of approximately $116,000.

 Comparison of cash flow statement for year ended December 31, 1995 to year ended December 31, 1994

  Net cash provided by operating activities increased by $2,142,000 to $36,383,000 for the year ended December 31, 1995 as compared to $34,241,000 for the year ended December 31, 1994. The increase was primarily attributable to an increase in rent of approximately $9,294,000, which was offset by an increase in interest expense of approximately $6,581,000.

  Net cash used by investing activities increased by $44,016,000 to $76,019,000 for the year ended December 31, 1995 as compared to $32,003,000 for the year ended December 31, 1994. The increase was primarily attributable to (i) a decrease in net proceeds from sale of investments of approximately $37,235,000 and (ii) an increase in purchase of property of approximately $6,781,000.

  Net cash provided by financing activities of $42,639,000 for the year ended December 31, 1995 represents a decrease of net cash used by financing activities of $42,691,000, compared to net cash used by financing activities of $52,000 for the year ended December 31, 1994. The change was primarily attributable to proceeds from additional notes payable in the amount of $42,000,000.

Comparison of cash flow statement for year ended December 31, 1994 to year ended December 31, 1993

  Net cash provided by operating activities increased by $18,310,000 to $34,241,000 for the year ended December 31, 1994 as compared to $15,931,000 for the year ended December 31, 1993. The increase was primarily attributable to an increase in rent and interest income of approximately $15,172,000 and $1,851,000, respectively, and a decrease in interest expense of approximately $2,750,000, which was offset by an increase in general and administrative expenses of approximately $3,335,000.

  Net cash used by investing activities decreased by $83,488,000 to $32,003,000 for the year ended December 31, 1994 as compared to $115,491,000 for the year ended December 31, 1993. The decrease was primarily attributable to (i) a decrease in the purchase of investments of approximately $99,343,000; and (ii) a decrease in the issuance of mortgage notes receivable of approximately $25,241,000, which was offset by an increase in the purchase of property and related assets of approximately $44,513,000.

  Net cash used by financing activities of $52,000 for the year ended December 31, 1994 represents a decrease of net cash provided by financing activities of $100,586,000, compared to net cash provided by financing activities of $100,534,000 for the year ended December 31, 1993. The change was primarily attributable to (i) a decrease in proceeds from sale of common stock of approximately $183,366,000; and (ii) an increase in distributions of approximately $18,170,000, which was offset by (i) a decrease in principal payments on notes payable of approximately $54,084,000; and (ii) an increase in proceeds from notes payable of $34,721,000.

 Discussion of cash flow statement for the year ended December 31, 1994

  Net cash provided by operating activities was $34,241,000. Cash flows from operating activities were derived primarily from (i) net income; (ii) depreciation and amortization; (iii) minority interest in earnings; (iv) amortization of restricted stock; (v) a decrease in other assets; and (vi) an increase in accounts payable and other liabilities. Cash flows used by operating activities were due to a decrease in due to affiliates.

  Net cash used by investing activities was $32,003,000. Cash flows from investing activities were derived from the sale of investments, net, as the Company used up the proceeds from the Offering. Cash flows used by investing activities were due to the purchase of 20 Golf Courses and related assets.

  Net cash used by financing activities was $52,000. Cash flows from financing activities were derived from the proceeds from notes payable, which consisted of $30 million from the first note series and approximately $16.5 million of advances under the $40 million credit facility. Cash flows used by financing activities were primarily due to (i) principal payments on notes payable and repayment of advances under the credit facility and (ii) cash distributions and limited partners' cash distributions.

 Discussion of cash flow statement for the period August 18, 1993 through December 31, 1993

  Net cash provided by operating activities was $9,282,000. Cash flows from operating activities were derived primarily from (i) net income; (ii) depreciation and amortization; (iii) minority interest in earnings; and (iv) an increase in due to affiliates. Cash flows used by operating activities were primarily due to (i) an increase in other assets and (ii) a decrease in accounts payable and other liabilities.

  Net cash used by investing activities was $106,728,000. Cash flows used by investing activities were due to (i) the addition of mortgage notes receivable; (ii) the net purchase of investments; and (iii) the purchase of four Golf Courses from both affiliated and unaffiliated entities.

  Net cash provided by financing activities was $99,346,000. Cash flows from financing activities were derived from the net proceeds of the Offering. Cash flows used by financing activities were primarily due to(i) principal payments on notes payable to both affiliated and unaffiliated entities; (ii) payments to affiliates; and (iii) cash distributions and limited partners' cash distributions.

 Discussion of cash flow statement for the period January 1, 1993 through August 17, 1993

  Net cash provided by operating activities was $6,649,000. Cash flows from operating activities were derived from (i) net income; (ii) depreciation and amortization; (iii) a decrease in other assets; and (iv) an increase in accounts payable and other liabilities. Cash flows used by operating activities were due to a decrease in due to affiliates.

  Net cash used by investing activities was $8,763,000. Cash flows used by investing activities were due to the purchase of property and equipment from unaffiliated entities.

  Net cash provided by financing activities was $1,188,000. Cash flows from financing activities were derived from (i) partners' contributions and (ii) proceeds from notes payable to affiliates. Cash flows used by financing activities were due to: (i) principal payments on notes payable to unaffiliated entities; (ii) the repurchase of common stock; and (iii) cash distributions and limited partners' cash distributions.

OTHER DATA

  The Company believes that to facilitate a clear understanding of the historical consolidated and combined operating results, funds from operations should be examined in conjunction with net income as presented in the audited Consolidated and Combined Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity.

  The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted revisions to the definition of funds from operations as set forth in the NAREIT "White Paper on Funds From Operations" dated March 1995. The Company has adopted the new definition of funds from operations and intends to present both the old and new definitions of funds from operations to assist in comparisons with prior periods of the Company. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations, based on the old and new definitions, for the years ended December 31, 1995 and 1994 and the period August 18, 1993 through December 31, 1993, and the Predecessor Affiliates' funds from operations for the period January 1, 1993 through August 17, 1993.

                                FOR THE YEAR
                                    ENDED               FOR THE PERIOD
                               ----------------  -------------------------------
                                                           AUG.
                                                            18,
                                                          1993 TO
                                DECEMBER 31,               DEC.    JAN. 1, 1993
                               ----------------             31,         TO
                                1995     1994    1993(1)   1993    AUG. 17, 1993
                               -------  -------  -------  -------  -------------
                                              (IN THOUSANDS)
Net income...................  $13,286  $11,876  $ 4,298  $ 3,820     $  478
Minority interest............   11,366   10,712    3,317    3,317        --
Depreciation and amortiza-
 tion........................   14,027   10,413    8,045    3,384      4,661
Amortization - restricted
 stock.......................      943      893      311      311        --
Amortization - investment
 premiums....................      --       540      --       --         --
Gain on sale of property.....   (1,893)     --       --       --         --
Write off of option payable..     (101)     --       --       --         --
Discount on payoff of note
 payable.....................      --      (175)     --       --         --
                               -------  -------  -------  -------     ------
Funds from operations - old
 definition..................   37,628   34,259   15,971   10,832      5,139
Amortization - restricted
 stock.......................     (943)    (893)    (311)    (311)       --
Amortization - investment
 premiums....................      --      (540)     --       --         --
Amortization - loan costs....     (195)     (66)     (88)     (78)       (10)
Depreciation - corporate.....      (43)     (31)      (3)      (3)       --
                               -------  -------  -------  -------     ------
Funds from operations - new
 definition..................  $36,447  $32,729  $15,569  $10,440     $5,129
Company's share of funds from
 operations..................    53.89%   52.58%   68.83%   53.52%       100%
                               -------  -------  -------  -------     ------
Company's funds from opera-
 tions.......................  $19,641  $17,209  $10,716  $ 5,587     $5,129
                               =======  =======  =======  =======     ======

- --------
(1) Represents the summation of the Company (August 18, 1993 to December 31,
   1993) and the Predecessor Affiliates (January 1, 1993 to August 17, 1993) for comparison purposes only.


  The primary difference between the old and new definitions of funds from operations is the exclusion from funds from operations of amortization of assets that are not uniquely significant to the real estate industry.

  In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that to continue the Company's growth, funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be invested in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

 Comparison of funds from operations for year ended December 31, 1995 to year ended December 31, 1994

  Funds from operations increased by $3,369,000 to $37,628,000 for the year ended December 31, 1995 as compared to $34,259,000 for the year ended December 31, 1994. The increase was primarily attributable to an increase in rent of approximately $9,294,000, which was offset by an increase in interest expense of approximately $6,581,000.

 Comparison of funds from operations for year ended December 31, 1994 to year ended December 31, 1993

  Funds from operations increased by $18,288,000 to $34,259,000 for the year ended December 31, 1994 as compared to $15,971,000 for the year ended December 31, 1993. The increase was primarily attributable to an increase in rent and interest income of approximately $15,172,000 and $1,851,000, respectively, and a decrease in interest expense of approximately $2,750,000, which was offset by an increase in general and administrative expenses of approximately $3,335,000.

 Discussion of funds from operations for the year ended December 31, 1994

  Funds from operations for the year were $34,259,000. Funds from operations were derived primarily from (i) base and percentage rents received from the Leases with AGC; (ii) interest income from affiliates due to the Participating Mortgage Loans; and (iii) interest income from investments reduced by (a) general and administrative expenses primarily due to the expenses and employee costs associated with being a publicly held company; (b) interest expense on notes payable and advances under the $40 million credit facility; and (c) federal alternative minimum and state income and franchise taxes.

 Discussion of funds from operations for the period August 18, 1993 through December 31, 1993

  Funds from operations for the period were $10,832,000. Funds from operations were derived primarily from (i) base and percentage rents received from the Leases with AGC for the 47 Initial Golf Courses; (ii) base rents received from four additional Leases with AGC; (iii) interest income from affiliates due to the Participating Mortgage Loans; and (iv) interest income from investments purchased from the net proceeds of the Offering reduced by (a) general and administrative expenses primarily due to the expenses and employee costs associated with being a publicly held company; (b) interest expense on notes payable: and (c) federal excise and state income and franchise taxes.

 Discussion of funds from operations for the period January 1, 1993 through August 17, 1993

  Funds from operations for the period were $5,139,000. Funds from operations were derived primarily from (i) rents received from lease agreements with AGC on 38 golf courses; (ii) operating income from five golf courses; (iii) rents received from four new golf leases between David G. Price and his affiliates and AGC; and (iv) management fee income reduced by (a) operating expenses and management fees due to the management and operations of the golf courses and
(b) interest expense on notes payable and affiliate balances.

INFLATION

  All the Leases of the Golf Courses provide for base and participating rent features. All of such Leases are triple net leases requiring the lessees to pay for all maintenance and repair, insurance, utilities and services, and, subject to certain limited exceptions, all real estate taxes, thereby minimizing the Company's exposure to increases in costs and operating expenses resulting from inflation.

SEASONALITY

  Although the results of operations of the Company and its predecessors have not been significantly impacted by seasonality, the Company generally expects that its results of operations may be adversely affected as a function of reduced payments of percentage rent in the first and fourth quarters of each year due to adverse weather conditions and the scheduled closure of Golf Courses located in harsh winter climates.

NEW PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

  In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 must be adopted no later than the fiscal year beginning after December 15, 1995. The Company anticipates adopting SFAS No. 121 in the first quarter of 1996. There is no material impact anticipated to the Company's financial condition or results of operations.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages entities to adopt a fair value based method of accounting for all employee stock compensation, as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reasonably determinable. The Statement allows an entity to continue measuring compensation cost for the plans using the accounting principles prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In that case, however, companies must also include pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company anticipates adopting SFAS No. 123 in the first quarter of 1996, and electing to continue to apply the accounting rules contained in APB Opinion No. 25. There is no material impact anticipated to the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Golf Properties, Inc.

  We have audited the consolidated financial statements and financial statement schedule of National Golf Properties, Inc. (the "Company") and Golf Properties Group (Predecessor Affiliates) as listed in Item 14(a)(1) and (2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Golf Properties, Inc. as of December 31, 1995 and 1994, and the consolidated results of operations and cash flows of National Golf Properties, Inc. and Golf Properties Group (Predecessor Affiliates) for the years ended December 31, 1995 and 1994 and the period August 18, 1993 through December 31, 1993 and the period January 1, 1993 through August 17, 1993, respectively, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Los Angeles, California
February 28, 1996

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                          ASSETS
Property
  Land..................................................... $ 51,909  $ 43,500
  Buildings................................................  108,120    77,833
  Ground improvements......................................  168,872   124,804
  Furniture, fixtures and equipment........................   26,646    22,018
  Construction in progress.................................    6,521     3,879
                                                            --------  --------
                                                             362,068   272,034
  Less: accumulated depreciation...........................  (58,787)  (46,896)
                                                            --------  --------
    Net property...........................................  303,281   225,138
Cash and cash equivalents..................................    7,089     4,086
Investments................................................      809     9,960
Mortgage notes receivable..................................   27,441    25,241
Due from affiliates........................................      --        794
Other assets...............................................    9,347     9,852
                                                            --------  --------
    Total assets........................................... $347,967  $275,071
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable.............................................. $143,176  $ 66,441
Accounts payable and other liabilities.....................    2,077     2,558
Due to affiliates..........................................    1,807       --
                                                            --------  --------
    Total liabilities......................................  147,060    68,999
                                                            --------  --------
Minority interest..........................................   23,000    22,936
                                                            --------  --------
Commitments and contingencies (Note 6)
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized--none issued.................................      --        --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 10,621,975 shares issued and outstanding at
   December 31, 1995 and 1994..............................      106       106
  Additional paid in capital...............................  181,730   187,902
  Accumulated deficit......................................   (1,360)   (1,360)
  Unamortized restricted stock compensation................   (2,569)   (3,512)
                                                            --------  --------
    Total stockholders' equity.............................  177,907   183,136
                                                            --------  --------
    Total liabilities and stockholders' equity............. $347,967  $275,071
                                                            ========  ========


   The accompanying notes are an integral part of these financial statements.

                 NATIONAL GOLF PROPERTIES, INC. ("COMPANY") AND
             GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES) ("GPG")

            CONSOLIDATED STATEMENTS OF OPERATIONS OF THE COMPANY AND
                    COMBINED STATEMENT OF OPERATIONS OF GPG
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                GOLF PROPERTIES
                            NATIONAL GOLF PROPERTIES, INC.           GROUP
                          ------------------------------------- ---------------
                            FOR THE YEAR
                                ENDED          FOR THE PERIOD   FOR THE PERIOD
                            DECEMBER 31,       AUGUST 18, 1993  JANUARY 1, 1993
                          ------------------         TO               TO
                            1995      1994    DECEMBER 31, 1993 AUGUST 17,1993
                          --------  --------  ----------------- ---------------
Revenues:
  Rent from affiliates... $ 45,339  $ 36,637       $10,787          $10,678
  Rent...................      592       --            --               --
  Gain on sale of
   property..............    1,893       --            --               --
  Operating..............      --        --            --             4,708
  Other income from
   affiliates............      --        --             17              499
                          --------  --------       -------          -------
    Total revenues.......   47,824    36,637        10,804           15,885
                          --------  --------       -------          -------
Expenses:
  Operating..............      --        --            --             3,950
  Management fee to
   affiliates............      --        --            --             2,193
  General and
   administrative........    4,258     4,709         1,374              --
  Depreciation and
   amortization..........   14,027    10,413         3,384            4,661
                          --------  --------       -------          -------
    Total expenses.......   18,285    15,122         4,758           10,804
                          --------  --------       -------          -------
  Operating income.......   29,539    21,515         6,046            5,081
Other income (expense):
  Interest income from
   affiliates............    2,884     2,759           779               24
  Interest income........    1,260       700           805              --
  Other income...........      114       194           --               --
  Interest expense to
   affiliates............      --        --            --            (1,926)
  Interest expense.......   (8,793)   (2,212)         (335)          (2,701)
                          --------  --------       -------          -------
Income before provision
 for taxes and
 minority interest.......   25,004    22,956         7,295              478
Provision for taxes......     (352)     (368)         (158)             --
                          --------  --------       -------          -------
Income before minority
 interest................   24,652    22,588         7,137              478
Income applicable to mi-
 nority interest.........  (11,366)  (10,712)       (3,317)             --
                          --------  --------       -------          -------
Net income............... $ 13,286  $ 11,876       $ 3,820          $   478
                          ========  ========       =======          =======
Net income per common
 share................... $   1.25  $   1.12       $  0.36
                          ========  ========       =======
Weighted average number
 of common
 shares outstanding......   10,622    10,612        10,603
                          ========  ========       =======


   The accompanying notes are an integral part of these financial statements.

                 NATIONAL GOLF PROPERTIES, INC. ("COMPANY") AND
             GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES) ("GPG")

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY OF THE COMPANY AND COMBINED
                           STATEMENT OF EQUITY OF GPG
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                         PARTNERS'                      STOCKHOLDERS'
                                          EQUITY                           EQUITY
                                     ------------------  --------------------------------------------
                                                                               RETAINED
                                                                  ADDITIONAL   EARNINGS   UNAMORTIZED
                                     GENERAL   LIMITED   COMMON    PAID IN   (ACCUMULATED RESTRICTED
                            TOTAL    PARTNERS  PARTNERS   STOCK    CAPITAL     DEFICIT)      STOCK
                           --------  --------  --------  -------  ---------- ------------ -----------
Balance at December 31,
 1992..................... $ 30,489  $ 21,585  $ 5,987   $ 2,051   $    --     $    866     $   --
 Contributions............      871       871      --        --         --          --          --
 Purchase of owner's
  interest................   (4,436)      --       --       (275)       --       (4,161)        --
 Distributions............   (5,793)   (4,443)  (1,350)      --         --          --          --
 Dividends................     (710)      --       --        --         --         (710)        --
 Net income...............      478       591     (553)      --         --          440         --
                           --------  --------  -------   -------   --------    --------     -------
Balance at August 17,
 1993.....................   20,899    18,604    4,084     1,776        --       (3,565)        --
 Reorganization and
  issuance of common stock
  for IPO.................  162,417   (18,604)  (4,084)   (1,672)   183,212       3,565         --
 Issuance of restricted
  stock...................      311       --       --          2      4,581         --       (4,272)
 Distributions declared
  and/or paid.............   (5,450)      --       --        --         --       (5,450)        --
 Net income...............    3,820       --       --        --         --        3,820         --
                           --------  --------  -------   -------   --------    --------     -------
Balance at December 31,
 1993.....................  181,997       --       --        106    187,793      (1,630)     (4,272)
 Syndication and
  organization costs......      (24)      --       --        --         (24)        --          --
 Amortization of
  restricted stock........      893       --       --        --         --          --          893
 Issuance of restricted
  stock, net..............      --        --       --        --         133         --         (133)
 Distributions paid
  ($1.09375 per share)....  (11,606)      --       --        --         --      (11,606)        --
 Net income...............   11,876       --       --        --         --       11,876         --
                           --------  --------  -------   -------   --------    --------     -------
Balance at December 31,
 1994.....................  183,136       --       --        106    187,902      (1,360)     (3,512)
 Amortization of
  restricted stock........      943       --       --        --         --          --          943
 Reduction for minority
  interest................   (2,558)      --       --        --      (2,558)        --          --
 Distributions paid ($1.59
  per share)................(16,900)      --       --        --      (3,614)    (13,286)        --
 Net income...............   13,286       --       --        --         --       13,286         --
                           --------  --------  -------   -------   --------    --------     -------
Balance at December 31,
 1995..................... $177,907  $    --   $   --    $   106   $181,730    $ (1,360)    $(2,569)
                           ========  ========  =======   =======   ========    ========     =======

   The accompanying notes are an integral part of these financial statements.

                 NATIONAL GOLF PROPERTIES, INC. ("COMPANY") AND
             GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES) ("GPG")

            CONSOLIDATED STATEMENTS OF CASH FLOWS OF THE COMPANY AND
                    COMBINED STATEMENT OF CASH FLOWS OF GPG
                                 (IN THOUSANDS)

                            NATIONAL GOLF PROPERTIES, INC.      GOLF PROPERTIES GROUP
                         -------------------------------------- ---------------------
                            FOR THE YEAR
                               ENDED           FOR THE PERIOD      FOR THE PERIOD
                            DECEMBER 31,       AUGUST 18, 1993     JANUARY 1, 1993
                         -------------------         TO                  TO
                           1995       1994    DECEMBER 31, 1993    AUGUST 17, 1993
                         ---------  --------  ----------------- ---------------------
Cash flows from
 operating activities:
 Net income............  $  13,286  $ 11,876      $   3,820            $   478
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
 Depreciation and
  amortization.........     14,027    10,413          3,384              4,661
 Amortization of
  restricted stock.....        943       893            311                --
 Minority interest in
  earnings.............     11,366    10,712          3,317                --
 Gain on sale of
  property.............     (1,893)      --             --                 --
 Other adjustments.....       (101)      390            (13)               --
 Changes in assets and
  liabilities:
  Other assets.........        122       782         (1,333)             1,296
  Accounts payable and
   other liabilities...       (478)      630         (1,214)               314
  Due from/to
   affiliates..........       (889)   (1,455)         1,010               (100)
                         ---------  --------      ---------            -------
   Net cash provided by
    operating
    activities.........     36,383    34,241          9,282              6,649
                         ---------  --------      ---------            -------
Cash flows from
 investing activities:
 Issuance of mortgage
  notes receivable.....        --        --         (25,241)               --
 Purchase of
  investments..........        --        --        (147,156)               --
 Proceeds from sale of
  investments..........        --        --          90,257                --
 Purchase of held-to-
  maturity securities..   (402,910)  (18,878)           --                 --
 Proceeds from sale of
  held-to-maturity
  securities...........    412,870    17,175            --                 --
 Purchase of available-
  for-sale securities..    (22,620)  (28,935)           --                 --
 Proceeds from sale of
  available-for-sale
  securities...........     21,811    77,024            --                 --
 Purchase of property
  and related assets
  from affiliates......        --        --         (11,284)               --
 Purchase of property
  and related assets...    (85,165)  (77,864)       (13,304)            (8,763)
 Payments for covenants
  not to compete.......         (5)     (525)           --                 --
                         ---------  --------      ---------            -------
   Net cash used by
    investing
    activities.........    (76,019)  (32,003)      (106,728)            (8,763)
                         ---------  --------      ---------            -------
Cash flows from
 financing activities:
 Principal payments on
  notes payable to
  affiliates...........        --        --         (27,144)               --
 Principal payments on
  notes payable to
  others...............    (14,159)  (18,391)       (42,332)            (2,999)
 Payments to
  affiliates...........        --        --         (11,281)               --
 Proceeds from notes
  payable to
  affiliates...........        --        --             --              11,819
 Proceeds from notes
  payable to others....     88,500    46,540            --                 --
 Loan costs............       (940)     (259)          (100)               --
 Repurchase of common
  stock................        --        --             --              (2,000)
 Repurchase of OP
  Units................        --        (82)           --                 --
 Proceeds from sale of
  common stock, net of
  underwriting
  discounts and
  offering expenses....        --        --         183,366                --
 Syndication and
  organization costs...        --        (24)           --                 --
 Partners'
  contributions........        --        --             --                 871
 Cash distributions....    (16,902)  (15,317)        (1,738)              (710)
 Limited partners' cash
  distributions........    (13,860)  (12,519)        (1,425)            (5,793)
                         ---------  --------      ---------            -------
   Net cash provided
    (used) by financing
    activities.........     42,639       (52)        99,346              1,188
                         ---------  --------      ---------            -------
Net increase (decrease)
 in cash and cash
 equivalents...........      3,003     2,186          1,900               (926)
Cash and cash
 equivalents at
 beginning of period...      4,086     1,900            --                 926
                         ---------  --------      ---------            -------
Cash and cash
 equivalents at end of
 period................  $   7,089  $  4,086      $   1,900            $   --
                         =========  ========      =========            =======
Supplemental cash flow
 information:
 Interest paid.........  $   8,503  $  2,088      $   2,001            $ 2,430
 Taxes paid............        386       312              1                 73

   The accompanying notes are an integral part of these financial statements.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A summary of National Golf Properties, Inc.'s and Golf Properties Group's significant accounting policies are as follows:

  a)Organization

    National Golf Properties, Inc. (the "Company") was incorporated under the General Corporation Law of Delaware in April 1993 and commenced operations effective with the completion of its initial public stock offering (the "Offering") of 9,716,000 shares of common stock, par value $.01 per share (the "Common Stock"), on August 18, 1993. The Company acquires and owns golf courses primarily located throughout the United States. At December 31, 1995, the Company leased all but one of its golf courses to American Golf Corporation ("AGC") or its subsidiary pursuant to long-term triple net leases (the "Leases"). David G. Price, the Chairman of the Board of Directors of the Company, owns a controlling interest in AGC. The Company owns substantially all of the golf courses through its 54.9% general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"). On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Royal Golf owns four golf courses on Hilton Head Island, South Carolina. Royal Golf's results of operations for the period July 8, 1994 to December 31, 1994 have been included in the Company's consolidated financial statements. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

    In conjunction with the formation of the Company and the Operating Partnership, the partners of the entities transferring their interest in the initial portfolio of 47 golf courses (the "Initial Golf Courses") to the Operating Partnership became limited partners in the Operating Partnership (the "OP Limited Partners") and received units of limited partnership interest in the Operating Partnership (the "OP Units"). An OP Unit and a share of Common Stock of the Company have the same economic characteristics inasmuch as they effectively share equally in the net income or loss and any distributions of the Operating Partnership.

    On August 31, 1995, the Company was reincorporated as a Maryland corporation, which was also named National Golf Properties, Inc., pursuant to a merger of the Company into a wholly-owned Maryland subsidiary and the conversion of each outstanding share of common stock of the Company into one share of common stock of the surviving corporation. Before the reincorporation, the Company had authorized 20 million shares of $.01 par value excess stock. None of the shares had been issued. When the Company was reincorporated, the excess stock was eliminated.

    The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

    The predecessor to the Company was Golf Properties Group (Predecessor Affiliates) ("GPG"). Due to common ownership and management of GPG by its general partner and major shareholder, the historical combined financial statements have been accounted for as a group of entities under common control, which is similar to the accounting method used for a pooling of interest. All significant intercompany transactions and balances have been eliminated in the combined presentations.

  b)Cash Equivalents

    The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents with cost approximating market.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  c)Investments

    Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities not classified as either held-to-maturity securities or bought and held principally for the purpose of selling them in the near term are classified as available-for-sale securities and reported at fair value. Cost of investments sold is determined on the average cost method.

    Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The adoption of SFAS No. 115 had no effect on net income for the year ended December 31, 1994. SFAS No. 115 requires the Company to report available-for-sale securities at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.

  d)Concentration of Credit Risk

    The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 1995 and 1994, the Company had cash accounts in excess of FDIC insured limits.

  e)Property

    Property is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

       Buildings..................................................      30 years
       Ground improvements........................................      20 years
       Furniture, fixtures & equipment............................ 3 to 10 years

    The Leases presently provide that at the end or termination of the existing Leases, all improvements and fixtures placed on the rental property become the property of the Company.

    The Company assesses whether there has been a permanent impairment in the value of rental property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream were not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. Management believes no permanent impairment has occurred in its net property carrying values.

    When assets are sold or retired, the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations.

  f)Income Taxes

    The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its shareholders and complies with other requirements. The Company paid distributions to stockholders of $1.59 per share in 1995 of which $1.34 represents ordinary income and $0.25 represents return of capital on a tax basis. On a book basis $0.34 per share represents return of capital. In addition, on January 17, 1996, the Company declared a quarterly distribution for the fourth quarter of 1995 of $0.41 per share to stockholders of record on January 31, 1996, which was paid on February 15, 1996. The Company was subject to federal alternative minimum tax in 1994 and may be subject to such tax in 1995. The Company is also subject to United Kingdom income taxes and state income and franchise taxes in certain states in which it

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  f)Income Taxes (continued)

    operates. Therefore, a tax provision has been reflected for these income, franchise, and alternative minimum taxes.

  g)Revenue Recognition

    The Company recognizes rental revenue on an accrual basis over the terms of the Leases.

  h)Reclassification

    Reduction for minority interest represents a balance sheet reclassification from stockholders' equity to minority interest to properly reflect a limited partner's capital contribution.

  i)Intangible Assets

    Included in other assets are intangible assets which consist of covenants not to compete, goodwill and other intangibles. Intangible assets are carried at cost less accumulated amortization, and are amortized on a straight-line basis. The covenants are amortized over their contractual lives which range from three to 30 years. Goodwill, arising from golf course acquisitions, is amortized over the life of the Leases (15 to 20 years). Other intangibles are amortized over periods from one to ten years. The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. Management believes no permanent impairment in the carrying value of its intangible assets has occurred. Accumulated amortization at December 31, 1995 and 1994, was approximately $3,211,000 and $1,880,000, respectively.

  j)Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  k)Fair Value of Financial Instruments

    To meet the reporting requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

  l)Earnings Per Share

    The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period. Outstanding stock options have not been considered in the computation because their effect would not result in material dilution.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

  l) Earnings Per Share (continued)

    Net income is used in the computation of primary and fully diluted earnings per share. The computation of fully diluted earnings per share is less than 3% dilutive.

  m)  New Pronouncements

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. SFAS No. 121 must be adopted no later than the fiscal year beginning after December 15, 1995. The Company anticipates adopting SFAS No. 121 in the first quarter of 1996. There is no material impact anticipated to the Company's financial condition or results of operations.

    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages entities to adopt a fair value based method of accounting for all employee stock compensation, as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reasonably determinable. The Statement allows an entity to continue measuring compensation cost for the plans using the accounting principles prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In that case, however, companies must also include pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company anticipates adopting SFAS No. 123 in the first quarter of 1996, and electing to continue to apply the accounting rules contained in APB Opinion No. 25. There is no material impact anticipated to the Company's financial condition or results of operations.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--CONTINUED

(2) PROPERTY ACQUISITIONS

  In 1995, the Company purchased 11 golf courses for an aggregate initial investment of approximately $83.6 million, of which such investment was financed by $81.3 million of cash and $2.3 million of notes payable. Each golf course was purchased from an unaffiliated third party. The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. Ten of the 11 golf courses are leased to AGC pursuant to long- term triple net leases.

                                                                           INITIAL
DATE                  COURSE NAME                      LOCATION           INVESTMENT
- ----                  -----------                      --------         --------------
                                                                        (IN THOUSANDS)
2/11/95   Berry Creek Country Club             Georgetown, Texas           $ 5,085
3/10/95   Carmel Mountain Ranch Country Club   San Diego, California         7,534
3/17/95   Creekside Golf Club                  Salem, Oregon                 3,584
3/23/95   Honey Bee Golf Club                  Virginia Beach, Virginia      5,565
5/11/95   Wood Ranch Golf Club                 Simi Valley, California       9,592
7/27/95   Monterey Country Club                Palm Desert, California       7,955
7/27/95   Palm Valley Country Club (2 Courses) Palm Desert, California      15,855
10/24/95  Ruffled Feathers Golf Course         Lemont, Illinois              9,579
12/1/95   Upland Hills Country Club            Upland, California            8,147
12/29/95  The Oregon Golf Club                 West Linn, Oregon            10,663
                                                                           -------
          Total Initial Investment                                         $83,559
                                                                           =======

  On March 13, 1995, the Company sold Hidden Hills Country Club in Stone Mountain, Georgia for approximately $3.2 million. The Company provided seller financing in the form of a mortgage loan in the amount of $2.2 million at an initial interest rate of 11% per annum (the "Hidden Hills Mortgage"). For financial statement purposes, the Company recognized a gain of approximately $1.9 million. However, for tax purposes, the Company accounted for the sale as part of a Code section 1031 tax-free exchange.

(3) MORTGAGE NOTES RECEIVABLE

  The Company has fixed term options to acquire four golf courses (the "Option Golf Courses") in exchange for OP Units. The Operating Partnership made participating mortgage loans of approximately $25.2 million at the time of the Offering (the "Participating Mortgage Loans") to David G. Price and one of his affiliates (the other partner in the affiliate is Richard C. Price, the President of the Company) that own the Option Golf Courses and are collateralized by first mortgage liens on such Option Golf Courses. AGC, the current operator of the Option Golf Courses, has guaranteed the repayment of each Participating Mortgage Loan. Interest is payable monthly and the interest rate for 1995 was 8.92%. The interest rate is subject to annual increases in an amount equal to the greater of (a) 4% of the rate applicable for the prior year or (b) an amount corresponding to a percentage of growth in revenues over a specified baseline amount from each Option Golf Course. All principal, together with 50% of any appreciation in each Option Golf Course, will be payable to the Operating Partnership at the end of the tenth year. Each Participating Mortgage Loan contains customary representations and warranties, covenants and indemnities, and is cross-defaulted to, and cross-collateralized with, the other Participating Mortgage Loans.

  Interest income from the Hidden Hills Mortgage for the period March 13, 1995 through December 31, 1995 was approximately $194,000.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)
(3) MORTGAGE NOTES RECEIVABLE (CONTINUED)

  The market value of mortgage notes receivable at December 31, 1995 and 1994 is estimated to be approximately $31,397,000 and $27,541,000, respectively, based on current interest rates for comparable loans.

(4) INVESTMENTS

                                                    DECEMBER 31,
                                              -------------------------
                                                 1995         1994
                                              ----------- -------------
                                                   (IN THOUSANDS)
                                              COST MARKET  COST  MARKET MATURITY
                                              ---- ------ ------ ------ --------
   Held-to-maturity securities:
     U.S. Government Obligation.............. $ --  $ --  $9,960 $9,971 01/1995
   Available-for-sale securities:
     Commercial Paper........................  809   809     --     --  01/1996
                                              ----  ----  ------ ------
       Total................................. $809  $809  $9,960 $9,971
                                              ====  ====  ====== ======

  In 1995 and 1994, available-for-sale securities were sold resulting in proceeds of approximately $21,811,000 and $77,024,000, respectively. There were no gross realized gains or losses in 1995, and in 1994 there were gross realized gains and losses of approximately $4,000 and $30,000, respectively.

  During 1995, investments classified as held-to-maturity securities consisted of short term commercial paper, state government obligations, and U.S. government obligations maturing within 90 days. All investments classified as held-to-maturity securities remained as such and were held until their respective maturity dates.

  Net realized gains on the sale of investments were approximately $13,000 for the period August 18, 1993 through December 31, 1993.

(5) NOTES PAYABLE

  Notes payable consist of the following:

                                                         DECEMBER 31,
                                INTEREST   INTEREST    ----------------
      TYPE OF COLLATERAL          RATE      PAYMENT      1995    1994   MATURITY
      ------------------        -------- ------------- -------- ------- --------
                                                        (IN THOUSANDS)
Uncollateralized note..........   7.43%  Monthly       $  5,000 $   --  01/1996
Uncollateralized note..........   7.44%  Monthly          7,000     --  02/1996
Collateralized notes...........   5.00%  Quarterly          785     785 05/1996
Collateralized notes...........  Prime+
                                  2.25%  Monthly            --    7,409     --
Collateralized note............   5.50%  Quarterly        4,500   4,500 02/1999
Collateralized note............   5.50%  Quarterly          964   1,110 05/2001
Collateralized note............   6.60%  Quarterly       20,000  20,000 07/2001
Uncollateralized notes.........   8.68%  Semi-annually   50,000  30,000 12/2004
Uncollateralized notes.........   8.73%  Semi-annually   50,000     --  06/2005
Uncollateralized note..........                           2,394     --  07/2006
Uncollateralized note..........   8.00%  Quarterly        2,233   2,337 01/2008
Other collateralized notes.....                             300     300 various
                                                       -------- -------
                                                       $143,176 $66,441
                                                       ======== =======

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)
(5) NOTES PAYABLE (CONTINUED)

  The following is a schedule of maturities on notes payable for the next five years ending December 31 and in total thereafter:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
      1996.......................................................    $ 13,052
      1997.......................................................       2,260
      1998.......................................................       3,059
      1999.......................................................       8,324
      2000.......................................................       4,822
      Thereafter.................................................     111,659
                                                                     --------
                                                                     $143,176
                                                                     ========

  The note agreements contain, among other things, covenants restricting the sale of property and certain financial ratios and reporting requirements.

  The Operating Partnership placed $100 million of fixed rate, uncollateralized notes due 2004 and 2005 with a group of institutional investors. The notes were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%. With respect to the $50 million first note series, the Operating Partnership received $30 million in December 1994 and $20 million in January 1995. With respect to the $50 million second note series, the Operating Partnership received $50 million in June 1995. The Operating Partnership applied the net proceeds from the $100 million notes to repay bank debt, to finance future acquisitions of golf courses and related facilities and properties, and for general partnership purposes.

  The Company has a $40 million credit facility, which terminates on April 1, 1996, bearing interest at a floating rate (which was 8.5% at December 31, 1995), from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of $12 million under this credit facility as of December 31, 1995.

  In connection with the combined purchase of Monterey Country Club and Palm Valley Country Club, the Company entered into an eleven year, non-interest bearing, uncollateralized note for $4,000,000 with the seller of the properties. Based on the borrowing rates available to the Company for debt with similar terms and average maturities, the interest rate used to discount the note is 7.75%. The discount is being amortized over the life of the loan using the effective interest method. The discounted note balance at December 31, 1995 was approximately $2,394,000. The unamortized discount balance at December 31, 1995 was approximately $1,606,000.

  The market value of notes payable at December 31, 1995 and 1994 is estimated to be approximately $147,882,000 and $63,947,000, respectively, based on current interest rates for comparable loans. The net book value at December 31, 1995 of the assets collateralizing the notes payable is $53.7 million.

(6) COMMITMENTS AND CONTINGENCIES

  For golf courses acquired subsequent to the Offering, the Company is required under the Leases to make various remaining capital improvements totaling approximately $7.5 million of which approximately $7.1 million will be paid during the next two years. Any subsequent capital improvements to these golf courses are the responsibility of AGC.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)
(6) COMMITMENTS AND CONTINGENCIES (CONTINUED)

  In addition, the Company leases the land associated with Bear Creek Golf World from a local municipality pursuant to a ground lease. At December 31, 1995, there was a net book value of approximately $3,529,000 of improvements at this property included in buildings, ground improvements and furniture, fixtures and equipment on the balance sheet. At the termination of the lease in June 2022, all fixed improvements are surrendered to the local municipality. Under the terms of the ground lease, the Company remits a percentage of the green fees and net profits from the sale of food and beverages to the local municipality. For the years ended December 31, 1995 and 1994, and the period August 18, 1993 to December 31, 1993 the ground lease expense was approximately $369,000, $341,000 and $130,000, respectively.

  Also, the Company leases approximately 14 acres of land associated with Mesquite Golf & Country Club from various landowners. The leases for this property expire between 2041 and 2043. AGC, as the lessee under the Lease, is required to make all ground lease payments.

(7) LEASE RENTAL AGREEMENTS

  Future minimum rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
      1996.......................................................    $ 47,827
      1997.......................................................      47,827
      1998.......................................................      47,828
      1999.......................................................      47,828
      2000.......................................................      47,828
      Thereafter.................................................     485,002
                                                                     --------
                                                                     $724,140
                                                                     ========

  The minimum rent for the first year for each golf course under the Leases is initially set at a fixed amount. Thereafter, with respect to the Leases for the Initial Golf Courses, minimum rent will be increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these Leases, percentage rent will be paid to the Company each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount plus 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Course Revenue is generally defined in the Leases to include all revenue received from the operation of the applicable golf course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. Other Revenue is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. AGC has options to extend the term of each lease for one to three five-year terms. Generally, for the Leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of Course Revenue and Other Revenue. The minimum base rent under these Leases will be increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. Percentage rent income for the years ended December 31, 1995 and 1994 and the period August 18, 1993 through December 31, 1993 was approximately $3,731,000, $2,657,000 and $510,000, respectively.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

(8) STOCK OPTIONS AND AWARDS

  The Company has established a Stock Incentive Plan, under which executive officers and other key employees of the Company and AGC may be granted stock options or restricted stock. Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the Stock Incentive Plan, for the Company's executive officers. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest 20% per year over a five year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized over the five year vesting period. Such expense amounted to approximately $943,000, $893,000 and $311,000 for the years ended December 31, 1995 and 1994 and the period August 18, 1993 through December 31, 1993, respectively. In 1994, the Company granted 17,500 shares and cancelled 10,000 shares of restricted stock. In addition, 46,500 and 43,000 shares of restricted stock vested in 1995 and 1994, respectively. At December 31, 1995, the Company had 143,000 shares of restricted stock outstanding.

  Stock options vest at 25% per year over four years and are exercisable at the market value on the date of grant. The following table summarizes the stock option transactions pursuant to the Company's Stock Incentive Plan for the years ended December 31, 1995 and 1994 and for the period August 18, 1993 through December 31, 1993:

                                                       NUMBER OF   PRICE PER
                                                        SHARES       SHARE
                                                       --------- --------------
   Outstanding at August 17, 1993....................       --         --
     Granted.........................................   502,500  $18.50-$20.375
                                                        -------  --------------
   Outstanding at December 31, 1993..................   502,500  $18.50-$20.375
                                                        -------  --------------
     Granted.........................................    55,000  $18.50-$21.875
     Cancelled.......................................   (39,100)    $20.375
                                                        -------  --------------
   Outstanding at December 31, 1994..................   518,400  $18.50-$21.875
                                                        -------  --------------
     Cancelled.......................................   (17,300)    $20.375
                                                        -------  --------------
   Outstanding at December 31, 1995..................   501,100  $18.50-$21.875
                                                        =======  ==============
   Options exercisable at:
     December 31, 1995...............................   236,800
     December 31, 1994...............................   115,850
     December 31, 1993...............................       --

  As of December 31, 1995, a total of 866,400 additional shares remain reserved for issuance under the Stock Incentive Plan.

  The Company also has adopted the 1995 Independent Director Equity Participation Plan, pursuant to which directors of the Company may be granted stock options and restricted stock. Restricted stock is subject to the same restrictions as the restricted stock issued under the Company's Stock Incentive Plan. During 1995, no restricted stock or options were granted. As of December 31, 1995, a total of 148,000 shares remain reserved for issuance under the 1995 Independent Director Equity Participation Plan.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

(9) 401(k) PLAN

  The Company established a qualified retirement plan designed to qualify under Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan allows participants to defer up to 10% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Matching contributions may be made in amounts and at times determined by the Company. The 401(k) Plan provides for matching contributions by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of three percent of the participant's salary per year. Participants received credit for employment with the predecessors of the Company and affiliates. Amounts contributed by the Company for a participant will vest over five years. Employees of the Company will be eligible to participate in the 401(k) Plan if they meet certain requirements concerning minimum age and period of credited service.

  For the years ended December 31, 1995 and 1994 and for the period August 18, 1993 through December 31, 1993, the Company's contributions to the 401(k) Plan were approximately $13,000, $12,000 and $1,700, respectively.

(10) RELATED PARTY TRANSACTIONS

  GPG leased golf courses and equipment to AGC. The revenue recognized on these leases was classified as rental income within the combined statement of operations. AGC provided consulting services to GPG. The cost of these services was classified as management fees within the combined statement of operations.

  NGP has in the past and will continue to identify golf courses it seeks to acquire for the purpose of leasing such courses to AGC and other golf course operators. NGP evaluates potential golf course acquisitions based on a golf course's ability to generate cash flows sufficient to enable an operator to operate the course profitably and provide NGP its desired rate of return on its capital investment. Such evaluation is integral to NGP's determination of the price it is willing to pay for a particular course. NGP's acquisition of a course is recorded in NGP's financial statements at cost and the value of such course then is evaluated periodically to determine its carrying value based on the cash flow from the lease of such property. Because AGC may be deemed to be an affiliate of NGP, NGP's leases with AGC may not reflect arms-length transactions. As a result, there is a risk that the terms of such leases are not as favorable to NGP as the terms would have been if NGP leased its golf courses to unaffiliated operators and, if NGP could have obtained more favorable terms, that NGP's financial statements understate the returns that NGP could obtain on leases of such properties. It is management's belief, however, that the terms and conditions of its leases with AGC are no less favorable to NGP than the terms and conditions that NGP could obtain if it leased its golf courses to operators other than AGC.

(11) STATEMENT OF CASH FLOWS -- SUPPLEMENTAL DISCLOSURES

  Non-cash transactions for the year ended December 31, 1995 include approximately $2.3 million of golf course acquisitions which were financed by a note payable and approximately $2.2 million in seller financing related to the sale of a golf course by the Company.

(12) OTHER DATA

  AGC is the lessee of all but one of the golf properties in the Company's portfolio. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements with golf course owners. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

     NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--(CONTINUED)

(12) OTHER DATA (CONTINUED)

  The following table sets forth certain condensed financial information concerning AGC.

                                                             DECEMBER 31,
                                                           -----------------
                                                             1995     1994
                                                           -------- --------
                                                            (IN THOUSANDS)
Current assets............................................ $ 47,384 $ 35,847
Non-current assets........................................   96,771   78,244
                                                           -------- --------
Total assets.............................................. $144,155 $114,091
                                                           ======== ========
Total current liabilities................................. $ 36,478 $ 31,446
Total long-term liabilities...............................   42,394   23,853
Minority interest.........................................      681      --
Total stockholders' equity................................   64,602   58,792
                                                           -------- --------
Total liabilities and stockholders' equity................ $144,155 $114,091
                                                           ======== ========

                                               FOR THE YEAR
                                              ENDED DECEMBER
                                                    31,        FOR THE TEN-MONTH
                                             -----------------   PERIOD ENDED
                                               1995     1994   DECEMBER 31, 1993
                                             -------- -------- -----------------
Total revenues.............................. $359,066 $306,529     $239,393
                                             ======== ========     ========
Net income.................................. $  9,682 $ 10,291     $ 22,440
                                             ======== ========     ========

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial data for the years ended December 31, 1995 and 1994 is as follows (in thousands, except per share amounts):

                                                     QUARTER ENDED
                                       -----------------------------------------
   FISCAL 1995                         MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
   -----------                         -------- ------- ------------ -----------
   Revenues........................... $10,583  $11,420   $11,842      $13,979
   Operating income................... $ 6,377  $ 7,129   $ 7,016      $ 9,017
   Net income......................... $ 4,166  $ 3,298   $ 2,993      $ 2,829
   Net income per share............... $  0.39  $  0.31   $  0.28      $  0.27
                                                     QUARTER ENDED
                                       -----------------------------------------
   FISCAL 1994                         MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
   -----------                         -------- ------- ------------ -----------
   Revenues........................... $ 8,248  $ 8,817   $ 9,607      $ 9,965
   Operating income................... $ 4,750  $ 5,218   $ 6,001      $ 5,546
   Net income......................... $ 2,876  $ 3,087   $ 3,152      $ 2,761
   Net income per share............... $  0.27  $  0.29   $  0.30      $  0.26

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--CONTINUED

(14) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The pro forma financial information set forth below is presented as if the 1995 acquisitions (Note 2) had been consummated as of January 1, 1995 and 1994.

  The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1995 and 1994, nor does it purport to represent the results of operations for future periods.

                                              FOR THE YEAR      FOR THE YEAR
      (IN THOUSANDS, EXCEPT PER SHARE             ENDED             ENDED
      AMOUNTS)                              DECEMBER 31, 1995 DECEMBER 31, 1994
      -------------------------------       ----------------- -----------------
      Revenues from rental property........      $50,435           $44,657
      Net income...........................      $12,715           $10,952
      Net income per weighted average com-
       mon share...........................      $  1.20           $  1.03

  The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) a decrease in interest income; (iii) an increase in interest expense; and (iv) a decrease in income applicable to minority interest.

(15) SUBSEQUENT EVENTS

  On January 12, 1996, the Company purchased Golden Oaks Country Club located in Fleetwood, Pennsylvania for approximately $5.7 million.

  On January 17, 1996, the Company declared a quarterly distribution for the fourth quarter of 1995 of $0.41 per share to stockholders of record on January 31, 1996, which was paid on February 15, 1996.

  On January 19, 1996, the Company sold Wootton Bassett Golf Club in Wiltshire, United Kingdom for approximately $2 million. The Company provided seller financing in the form of a mortgage loan in the amount of approximately $900,000 at an interest rate of 6% per annum. The Company expects to recognize a gain of approximately $25,000.

  On February 2, 1996, the Company executed a definitive agreement to purchase 20 golf courses from Golf Enterprises, Inc. ("GEI") for a purchase price of $58 million, payable at closing, at the Company's option, either $58 million in cash or a combination of approximately $17.2 million in cash and approximately $40.8 million in Company common stock (based on an average trading price of such stock prior to closing, subject to certain limitations). The Company will not be required to issue more than 2,128,000 shares nor less than 1,418,666 shares in the acquisition. The 20 golf courses will be leased to AGC. The terms are substantially similar to the terms of the Leases entered into with AGC subsequent to the Offering.

  On February 28, 1996, the Company's Board of Directors approved the Company's exercise of the options to acquire the Option Golf Courses on terms that are different from the original terms of such options. The changes to the terms include, among others, reducing the option prices and base rent payable by AGC and modifying the percentage rents payable by AGC so as to comport generally with leases currently entered into with AGC. In the second quarter of 1996, the Company expects to exercise its options for approximately $29.7 million (including assumed debt of approximately $25.2 million on the Option Golf Courses, the value of approximately 61,000 OP Units, and approximately $3 million in cash that will be paid to AGC as reimbursement for certain capital improvements to one of the Option Golf Courses).

                      NATIONAL GOLF PROPERTIES, INC. AND
                GOLF PROPERTIES GROUP (PREDECESSOR AFFILIATES)

      NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS--CONTINUED

(15) SUBSEQUENT EVENTS (CONTINUED)

  The pro forma financial information set forth below is presented as if the acquisition of the 20 golf courses from GEI (and subsequent lease to AGC), the exercise of the options to purchase the Option Golf Courses and the acquisition of Golden Oaks Country Club had been consummated as of January 1, 1995. The unaudited pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1995, nor does it purport to represent the results of operations for future periods.

                                HISTORICAL               PRO FORMA
                               ------------ -------------------------------------
                                                                       COMBINED
                               FOR THE YEAR                          FOR THE YEAR
                                  ENDED        20    OPTION             ENDED
                               DECEMBER 31,   GOLF    GOLF    GOLDEN DECEMBER 31,
      (IN THOUSANDS)               1995      COURSES COURSES   OAKS      1995
      --------------           ------------ -------- -------  ------ ------------
      Revenues from rental
       property...............   $45,931     $5,965  $3,263    $553    $55,712
      Net income (loss).......   $13,286     $1,917  $ (549)   $(84)   $14,570
      Net income per weighted
       average common share...   $  1.25                               $  1.18

  The unaudited pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) a decrease in interest income; (iii) an increase in interest expense; (iv) an increase in income applicable to minority interest; (v) an increase in Common Stock of approximately 1,674,000 shares (based upon the February 20, 1996 closing price ($24.375) on the New York Stock Exchange); and (vi) an increase in OP Units of approximately 61,000 to David G. Price and his affiliate.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                PAGE NO.
                                                                                                --------
(a)   1. FINANCIAL STATEMENTS
         Report of Independent Accountants.....................................................    13
         Consolidated Balance Sheets of National Golf Properties, Inc. as of
         December 31, 1995 and 1994............................................................    14
         Consolidated Statements of Operations of National Golf Properties, Inc.
         for the years ended December 31, 1995 and 1994 and the period August 18, 1993 to December 31, 1993 and Combined Statement of Operations of Golf Properties Group
         (Predecessor Affiliates) for the period January 1, 1993 to August 17, 1993............    15
         Consolidated Statements of Stockholders' Equity of National Golf Properties, Inc.
         for the years ended December 31, 1995 and 1994 and the period August 18, 1993 to
         December 31, 1993 and Combined Statement of Equity of Golf Properties Group
         (Predecessor Affiliates) for the period January 1, 1993 to August 17, 1993............    16
         Consolidated Statements of Cash Flows of National Golf Properties, Inc. for the years ended December 31, 1995 and 1994 and the period August 18, 1993 to December 31, 1993 and Combined Statement of Cash Flows of Golf Properties Group (Predecessor Affiliates)
         for the period January 1, 1993 to August 17, 1993.....................................    17
         Notes to Consolidated and Combined Financial Statements...............................    18
      2. FINANCIAL STATEMENT SCHEDULES
         Schedule III--Real Estate and Accumulated Depreciation................................    31

                                                                    SCHEDULE III

                         NATIONAL GOLF PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)
                               DECEMBER 31, 1995

                                   INITIAL COST                        GROSS AMOUNT AT WHICH
                                    TO COMPANY                      CARRIED AT CLOSE OF PERIOD
                               --------------------                -----------------------------
                                                         COST
                                                     CAPITALIZED            TOTAL COST
                                       BUILDINGS &    SUBSEQUENT           BUILDINGS &           ACCUMULATED     DATE       DATE
  DESCRIPTION     ENCUMBRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED ACQUIRED
  -----------     ------------ ------- ------------ -------------- ------- ------------ -------- ------------ ----------- --------
DAILY FEE
COURSES:
Continental,
Scottsdale, AZ..     $  --     $    64   $    881       $   12     $    66   $    891   $    957   $   454       1974       1986
Desert Lakes,
Fort Mojave, AZ.        --         163      3,102           39         163      3,141      3,304       323       1990       1993
El Caro,
Phoenix, AZ.....        --          61        553           13          63        564        627       523       1975       1983
Kokopelli,
Gilbert, AZ.....        --       1,177      4,261          135       1,177      4,396      5,573       464       1993       1994
Villa De Paz,
Phoenix, AZ.....        --         186        397           18         188        413        601       325       1974       1981
Camarillo
Springs,
Camarillo, CA...        --         141      2,880          710         143      3,588      3,731     1,511       1972       1984
Carmel Mountain,
San Diego, CA...        --       1,669      5,865          --        1,669      5,865      7,534       210       1986       1995
Lomas Santa Fe
Exec., Solana
Beach, CA.......        --         175        575           20         177        593        770       506       1974       1982
Mesquite, Palm
Springs, CA.....        --       1,057      5,140          203       1,061      5,339      6,400       509       1985       1993
Rancho San
Joaquin, Irvine,
CA..............        --         871      8,375          411         873      8,784      9,657     1,900       1962       1992
Summitpointe,
Milpitas, CA....      4,500      2,315      4,813          358       2,315      5,171      7,486       508       1977       1994
Upland Hills,
Upland, CA......        --       1,835      6,312          --        1,835      6,312      8,147        29       1982       1995
Vista Valencia,
Valencia, CA....        --         652      5,369           40         657      5,404      6,061     2,441       1963       1987
Eagle,
Broomfield, CO..        --         400      2,425           20         402      2,443      2,845     1,283       1961       1988
Arrowhead,
Davie, FL.......        --         601      2,190           20         604      2,207      2,811       416       1967       1993
Binks Forest,
Wellington, FL..        --         224      4,591          125         224      4,716      4,940       354       1991       1994
Kendale Lakes,
Miami, FL.......        --         611      5,147           12         614      5,156      5,770     3,544       1972       1985
Sabal Palm,
Tamarac, FL.....        --         441      3,357           20         443      3,375      3,818     1,383       1967       1990
Goshen
Plantation,
Augusta, GA.....        --         195      3,042          206         195      3,248      3,443       195       1971       1994
River's Edge,
Fayetteville,
GA..............        --         250      4,069           88         143      4,264      4,407       233       1989       1994
Ruffled
Feathers,
Lemont, IL......        --         293      9,316          --          293      9,316      9,609        83       1992       1995
Sugar Ridge,
Lawrenceburg,
IN..............        --         168      2,602          440         168      3,042      3,210       193       1994       1994
Dub's Dread,
Kansas City, KS.        --         135      2,997          284         135      3,281      3,416       309       1963       1994
Links at
Northfork,
Ramsey, MN......        --         280      3,770           75         280      3,845      4,125       322       1992       1994
Royal Meadows,
Kansas City, MO.        --         176      1,822           40         181      1,857      2,038       969       1933       1984
Rancocas,
Willingboro, NJ.        --         239      1,816        1,206         241      3,020      3,261       785       1963       1989
Fowler's Mill,
Chesterland, OH.        --         346      1,760           20         349      1,777      2,126       904       1972       1986
Hershey South,
Hershey, PA.....        --         150      1,995           32         150      2,027      2,177       197       1927       1994
Hickory Heights,
Bridgeville, PA.        --          87      2,027          203          82      2,235      2,317       120       1990       1994
Bear Creek,
Houston, TX.....        --         --       6,163          757         --       6,920      6,920     3,390       1966       1985
Lake Houston,
Huffman, TX.....        --         823      1,620           63         829      1,677      2,506       838       1975       1985
Riverchase,
Coppell, TX.....        250        250      1,658        1,080         253      2,735      2,988       771       1987       1988
Riverside, Grand
Prairie, TX.....        --         574      4,445          105         576      4,548      5,124       976       1986       1990
Southwyck,
Pearland, TX....        --         672      3,492          131         673      3,622      4,295       403       1988       1993
Honey Bee,
Virginia Beach,
VA..............        --         556      5,009          --          556      5,009      5,565       216       1987       1995
Reston National,
Reston, VA......        --         996      4,584           20         999      4,601      5,600       681       1968       1993
Capitol City,
Olympia, WA.....        964        437      2,572          160         437      2,732      3,169       210       1961       1994
Lake Wilderness,
Maple Valley,
WA..............        --         110      1,665          332         110      1,997      2,107       165       1974       1994
                     ------    -------   --------       ------     -------   --------   --------   -------
                     $5,714    $19,380   $132,657       $7,398     $19,324   $140,111   $159,435   $28,643
                     ------    -------   --------       ------     -------   --------   --------   -------

                         NATIONAL GOLF PROPERTIES, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                 (IN THOUSANDS)
                               DECEMBER 31, 1995

                                    INITIAL COST                        GROSS AMOUNT AT WHICH
                                     TO COMPANY                      CARRIED AT CLOSE OF PERIOD
                                --------------------                -----------------------------
                                                          COST
                                                      CAPITALIZED            TOTAL COST
                                        BUILDINGS &    SUBSEQUENT           BUILDINGS &           ACCUMULATED     DATE
  DESCRIPTION     ENCUMBRANCES   LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED
  -----------     ------------  ------- ------------ -------------- ------- ------------ -------- ------------ -----------
PRIVATE COUNTRY
CLUBS:
Canyon Oaks,
Chico, CA.......    $   835     $   309   $  2,172      $ 2,041     $   309   $  4,213   $  4,522   $   199       1987
Escondido,
Escondido, CA...        --          114      2,382          587         116      2,967      3,083     1,301       1962
Sunset Hills,
Thousand Oaks,
CA..............        --          302      1,378           18         304      1,394      1,698     1,099       1966
Wood Ranch, Simi
Valley, CA......        --          481      9,111          128         481      9,239      9,720       298       1984
Heather Ridge,
Aurora, CO......        --          992      1,500          715         995      2,212      3,207       936       1970
Brookstone,
Acworth, GA.....        --          557      2,608          410         559      3,016      3,575       461       1987
Mission Hills,
Northbrook, IL..        --          400      3,600          531         402      4,129      4,531     1,922       1980
Hunt Valley,
Phoenix, MD.....        --          515      1,662           12         517      1,672      2,189     1,244       1972
Skyline Woods,
Elkhorn, NE.....        --          358      3,432          265         361      3,694      4,055     1,078       1986
Tanoan,
Albuquerque, NM.        --           12      3,241           20          15      3,258      3,273     2,357       1978
Brandywine,
Maumee, OH......        --          814      2,861           82         816      2,941      3,757       730       1967
Oakhurst, Grove
City, OH........        --          344      1,776          581         346      2,355      2,701       747       1959
Royal Oak,
Cincinnati, OH..        --          175        822           12         178        831      1,009       476       1963
Creekside,
Salem, OR.......        --          128      3,456          675         128      4,131      4,259       188       1993
Hershey,
Hershey, PA.....        --        1,624      6,400          633       1,624      7,033      8,657       629       1915
Berry Creek,
Georgetown, TX..        --          204      4,876          115         204      4,991      5,195       191       1986
Bear Creek,
Woodinville, WA.        --          705      4,823          310         711      5,127      5,838       984       1983
Wootton Bassett,
Wiltshire, UK...        --          142      1,716            5         143      1,720      1,863       150       1992
                    -------     -------   --------      -------     -------   --------   --------   -------
                      $ 835     $ 8,176   $ 57,816      $ 7,140     $ 8,209   $ 64,923   $ 73,132   $14,990
                    -------     -------   --------      -------     -------   --------   --------   -------
RESORT COURSES:
London Bridge,
Lake Havasu
City, AZ........    $   --      $   301   $  1,699      $    24     $   305   $  1,719   $  2,024   $   668       1968
Superstition
Springs, Mesa,
AZ..............        --          698      3,771           32         702      3,799      4,501       874       1986
Tatum Ranch,
Cave Creek, AZ..        --        1,000      3,972           (5)      1,002      3,965      4,967     1,019       1986
Legend at
Arrowhead,
Glendale, AZ....        --          502      3,408          --          502      3,408      3,910       738       1986
Aptos Seascape,
Aptos, CA.......        --          901      3,491           20         904      3,508      4,412       737       1926
Monterey, Palm
Desert, CA......        --        1,294      6,584           32       1,294      6,616      7,910       160       1978
Palm Valley,
Palm Desert, CA.        --        1,750     13,769          191       1,750     13,960     15,710       284       1985
Arrowhead,
Littleton, CO...        --          302      3,245           11         304      3,254      3,558       993       1972
Las Vegas
Hilton, Las
Vegas, NV.......        --          261      3,727        1,586         264      5,310      5,574     2,754       1961
Wildhorse,
Henderson, NV...        --        4,677      6,557        2,099       4,677      8,656     13,333       395       1959
Brigantine,
Brigantine, NJ..        --          194      1,768        1,299         196      3,065      3,261       909       1926
Carolina Shores,
Calabash, NC....        --          588      5,903           12         590      5,913      6,503     2,333       1974
Oregon Golf,
West Linn, OR...        --          433     10,230          --          433     10,230     10,663       --        1992
Port Royal,
Hilton Head
Island, SC......     20,000(1)    6,289     15,190        1,830       6,289     17,020     23,309     1,131       1985
Shipyard, Hilton
Head Island, SC.        -- (1)    4,773      9,756          310       4,773     10,066     14,839       718       1969
Pecan Valley,
San Antonio, TX.        --          389      3,989          412         391      4,399      4,790     1,363       1962
                    -------     -------   --------      -------     -------   --------   --------   -------
                    $20,000     $24,352   $ 97,059      $ 7,853     $24,376   $104,888   $129,264   $15,076
                    -------     -------   --------      -------     -------   --------   --------   -------
                    $26,549     $51,908   $287,532      $22,391     $51,909   $309,922   $361,831   $58,709
                    =======     =======   ========      =======     =======   ========   ========   =======
                    DATE
  DESCRIPTION     ACQUIRED
  -----------     --------
PRIVATE COUNTRY
CLUBS:
Canyon Oaks,
Chico, CA.......    1994
Escondido,
Escondido, CA...    1983
Sunset Hills,
Thousand Oaks,
CA..............    1975
Wood Ranch, Simi
Valley, CA......    1995
Heather Ridge,
Aurora, CO......    1990
Brookstone,
Acworth, GA.....    1993
Mission Hills,
Northbrook, IL..    1988
Hunt Valley,
Phoenix, MD.....    1983
Skyline Woods,
Elkhorn, NE.....    1990
Tanoan,
Albuquerque, NM.    1982
Brandywine,
Maumee, OH......    1991
Oakhurst, Grove
City, OH........    1980
Royal Oak,
Cincinnati, OH..    1985
Creekside,
Salem, OR.......    1995
Hershey,
Hershey, PA.....    1994
Berry Creek,
Georgetown, TX..    1995
Bear Creek,
Woodinville, WA.    1993
Wootton Bassett,
Wiltshire, UK...    1993
RESORT COURSES:
London Bridge,
Lake Havasu
City, AZ........    1986
Superstition
Springs, Mesa,
AZ..............    1992
Tatum Ranch,
Cave Creek, AZ..    1992
Legend at
Arrowhead,
Glendale, AZ....    1992
Aptos Seascape,
Aptos, CA.......    1986
Monterey, Palm
Desert, CA......    1995
Palm Valley,
Palm Desert, CA.    1995
Arrowhead,
Littleton, CO...    1988
Las Vegas
Hilton, Las
Vegas, NV.......    1982
Wildhorse,
Henderson, NV...    1994
Brigantine,
Brigantine, NJ..    1989
Carolina Shores,
Calabash, NC....    1986
Oregon Golf,
West Linn, OR...    1995
Port Royal,
Hilton Head
Island, SC......    1994
Shipyard, Hilton
Head Island, SC.    1994
Pecan Valley,
San Antonio, TX.    1990

- ----
(1) Combined encumbrance for Port Royal and Shipyard golf courses.

                        NATIONAL GOLF PROPERTIES, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (IN THOUSANDS)

                               DECEMBER 31, 1995

  Depreciation of the Company's investment in Buildings and Improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

      Buildings...................................................      30 years
      Ground improvements.........................................      20 years
      Furniture, fixtures and equipment........................... 3 to 10 years

  The changes in total real estate assets and accumulated depreciation (excluding corporate assets and related accumulated depreciation) for the three years ended December 31, are as follows:

                                                    TOTAL REAL ESTATE ASSETS
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
   Balance, beginning of year..................... $271,850  $166,284  $130,327
   Acquisitions...................................   83,171   101,742    32,548
   Improvements...................................    8,770     3,879     4,212
   Disposals......................................   (1,960)      (55)     (803)
                                                   --------  --------  --------
   Balance, end of year........................... $361,831  $271,850  $166,284
                                                   ========  ========  ========
                                                    ACCUMULATED DEPRECIATION
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
   Balance, beginning of year..................... $ 46,862  $ 37,634  $ 30,449
   Depreciation for year..........................   12,598     9,228     7,185
   Disposals......................................     (751)      --        --
                                                   --------  --------  --------
   Balance, end of year........................... $ 58,709  $ 46,862  $ 37,634
                                                   ========  ========  ========

3. EXHIBITS

  2.1   Agreement and Plan of Merger dated as of August 31, 1995, by and between National
        Golf Properties, Inc., a Delaware corporation, and National Golf Properties of
        Maryland, Inc. (renamed "National Golf Properties, Inc." immediately upon effectiveness of the merger), a Maryland corporation (incorporated by reference to
        Exhibit 2 to the Company's Current Report on Form 8-K dated September 26, 1995)
  2.2   Asset Purchase Agreement and Agreement and Plan of Merger by and among Golf
        Enterprises, Inc., National Golf Properties, Inc. and GEI Acquisition Corporation,
        dated February 2, 1996 (incorporated by reference to Exhibit 2 to Golf Enterprises,
        Inc. (File No. 0-24264) Current Report on Form 8-K dated February 7, 1996)
  2.3   First Amendment to Asset Purchase Agreement and Agreement and Plan of Merger, dated as of February 16, 1996, by and among National Golf Properties, Inc., GEI
        Acquisition Corporation and Golf Enterprises, Inc.
  3.1   Articles of Incorporation of National Golf Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated
        September 26, 1995)
  3.2   By-Laws of National Golf Properties, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated September 26, 1995)
  3.3   Specimen of certificate representing shares of Common Stock (incorporated by reference to
        Exhibit 3.3 to the Company's Report on Form 8-B dated December 29, 1995)
 10.1   Agreement of Limited Partnership of National Golf Operating Partnership, L.P.,
        dated as of August 18, 1993, by and among National Golf Properties, Inc. and the
        Persons named therein as Limited Partners
 10.2   Form of Lease Agreement between the Company and AGC with respect to the Initial
        Golf Courses and the Mesquite and Desert Lakes golf courses (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 No.
        33-63110)
 10.3   Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe, Lake Wilderness,
        Links at Northfork, Hershey, Hershey South, Canyon Oaks, Capitol City, Binks
        Forest, Port Royal, Shipyard, Sugar Ridge, Wildhorse, Goshen Plantation, Hickory
        Heights, River's Edge, Berry Creek, Carmel Mountain, Creekside, Honey Bee, Wood
        Ranch, Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf and
        Golden Oaks; and Form of Lease Agreement between the Company and CGG with respect to the Carmel Mountain golf course
 10.4   Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein
 10.5   Shelf Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein
*10.6   National Golf Properties, Inc. Stock Incentive Plan Key Employees of National Golf
        Properties, Inc., National Golf Operating Partnership, L.P. and American Golf
        Corporation, effective August 18, 1993
*10.7   Indemnification Agreement, made as of August 18, 1993, by and between National Golf
        Properties, Inc. and its directors and officers
*10.8   Employment Agreements, dated August 18, 1993, between National Golf Properties,
        Inc. and each of Richard C. Price and Edward R. Sause
 10.9   Director Designation Agreement, dated as of August 18, 1993 by and among David G.
        Price, National Golf Properties, Inc. and National Golf Operating Partnership, L.P.

- --------
* Management contract or compensatory plan or arrangement.

  10.10  Services Agreement, entered into as of August 18, 1993, by and between National Golf
         Properties, Inc. and National Golf Operating Partnership, L.P.
  10.11  Senior Secured Promissory Notes and Guarantees related to the Option Golf Courses, each made and entered into as of August 18, 1993, between National Golf Operating
         Partnership, L.P., and The Price Revocable Trust
  10.12  First Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing
         relating to each of the Senior Secured Participating Promissory Notes, each made as of August 18, 1993, by and among The Price Revocable Trust and National Golf
         Operating Partnership, L.P.
  10.13  Partnership Interests Exchange Agreement, dated as of August 18, 1993, by and among
         National Golf Operating Partnership, L.P. and Partners of Partnerships Controlling
         21 Courses
  10.14  Agreement for Transfer of Realty and Assets, dated as of August 18, 1993, by and among The Price Revocable Trust, Myreshan, Inc. and National Golf Operating
         Partnership, L.P.
  10.15  Plan and Agreement of Merger, dated as of August 18, 1993, by and among Bear Creek
         Enterprises, Inc., National Golf Properties, Inc., The Price Revocable Trust and
         David G. Price
  10.16  Partnership Interests Acquisition Agreement, dated as of August 18, 1993, by and among The Price Revocable Trust, American Golf Investment, Inc., Supermarine
         Aviation, Limited, David G. Price and National Golf Properties, Inc.
  10.17  Contribution Agreement, dated as of August 18, 1993, by and between National Golf
         Operating Partnership, L.P. and National Golf Properties, Inc.
  10.18  Option Courses Agreement, dated as of August 18,1993, by and among David G. Price,
         The Price Revocable Trust, Black Lake/Penasquitos, David G. Price, American Golf
         Corporation and National Golf Operating Partnership, L.P.
  10.19  Agreement relating to prohibition on acquisitions of golf courses by David G. Price and his affiliates, made and entered into as of August 18, 1993, by and among
         National Golf Properties Inc., National Golf Operating Partnership, L.P., American
         Golf Corporation, David G. Price, Dallas P. Price and The Price Revocable Trust
  10.20  Amendment to agreement relating to prohibition on acquisitions of golf courses by
         David G. Price and his affiliates among National Golf Properties, Inc., National
         Golf Operating Partnership, L.P., American Golf Corporation, David G. Price, Dallas
         P. Price and The Price Revocable Trust (incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q/A for the period ended September 30,
         1995)
  10.21  Note Purchase Agreement ("Note Purchase Agreement"), dated as of December 15, 1994, with respect to National Golf Operating Partnership, L.P.'s Series A 8.68%
         Guarantied Senior Promissory Notes due December 15, 2004 and Series B 8.73%
         Guarantied Senior Promissory Notes due June 15, 2005
  10.22  Series A 8.68% Guarantied Senior Promissory Notes and Series B 8.73% Guarantied
         Senior Promissory Notes
  10.23  General Continuing Guaranty of National Golf Properties, Inc. ("General Continuing
         Guaranty"), dated as of December 15, 1994, with respect to National Golf Operating
         Partnership, L.P.'s Series A 8.68% Guarantied Senior Promissory Notes due December
         15, 2004 and Series B 8.73% Guarantied Senior Promissory Notes due June 15, 2005
         (incorporated by reference to Exhibit 10.16 to the Company's Report on Form 8-B
         dated December 29, 1995)
  10.24  First Amendment to Note Purchase Agreements, dated as of August 31, 1995
         (incorporated by reference to Exhibit 10.17 to the Company's Report on Form 8-B
         dated December 29, 1995)
  10.25  First Amendment to General Continuing Guarantee, dated as of August 31, 1995
         (incorporated by reference to Exhibit 10.18 to the Company's Report on Form 8-B
         dated December 29, 1995)

 10.26   Agreement of Limited Partnership of Royal Golf, L.P., II, dated as of July 7, 1994
         (incorporated by reference to Exhibit 10.19 to the Company's Report on Form 8-B
         dated December 29, 1995)
 10.27   Amended and Restated Loan Agreement, dated as of July 7, 1994, between Royal Golf,
         L.P., II and NationsBank of South Carolina, N.A. (incorporated by reference to
         Exhibit 10.20 to the Company's Report on Form 8-B dated December 29, 1995)
 10.28   Credit Agreement among Bank of America National Trust and Savings Association,
         National Golf Operating Partnership, L.P. and National Golf Properties, Inc. dated as of September 29, 1993, as amended (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 8-B dated December 29, 1995)
 10.29   Agreement to Enter Into Leases, entered into as of February 1, 1996, by and among
         National Golf Properties, Inc., National Golf Operating Partnership and American
         Golf Corporation
 11.1    Statement regarding computation of per share earnings
 21.1    List of Subsidiaries of National Golf Properties, Inc. (incorporated by reference to Exhibit 22.1 to the Company's Report on Form 8-B dated December 29, 1995)
 23.1    Consent of Independent Accountants

                                                                                           PAGE NO.
                                                                                           --------
(b)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER
         None
(d)      ADDITIONAL INFORMATION REGARDING AMERICAN GOLF CORPORATION AND SUBSIDIARIES
         Analysis of American Golf Corporation's Consolidated Financial Information.......    38
         American Golf Corporation's Consolidated Financial Statements
          Report of Independent Accountants...............................................    40
          Consolidated Balance Sheets as of December 31, 1995 and 1994....................    41
          Consolidated Statements of Income for the years ended December 31, 1995 and
           1994 and the ten-month period ended December 31, 1993..........................    42
          Consolidated Statements of Stockholders' Equity for the years ended December 31,
           1995 and 1994 and the ten-month period ended December 31, 1993.................    43
          Consolidated Statements of Cash Flows for the years ended December 31, 1995 and
           1994 and the ten-month period ended December 31, 1993..........................    44
          Notes to Consolidated Financial Statements......................................    45

  National Golf Properties, Inc. ("NGP") currently leases all but one of its Golf Courses to AGC and, following consummation of NGP's purchase of the 20 golf courses owned by GEI, will also lease such courses to AGC. Although NGP has no equity ownership interest in AGC, the following financial analysis and information is provided because AGC is a significant tenant of NGP.

ANALYSIS OF AMERICAN GOLF CORPORATION'S FINANCIAL INFORMATION

  This financial analysis should be read in conjunction with the consolidated financial statements of American Golf Corporation and Subsidiaries ("AGC") as of December 31, 1995.

 Results of Operations

 Comparison of the year ended December 31, 1995 to the year ended December 31, 1994

  Total revenues from golf course operations and management agreements for AGC increased by $52.5 million, or 17.1%, to $359 million for the year ended December 31, 1995 as compared to $306.5 million for the year ended December 31, 1994. The increase in revenues was primarily attributable to the addition of 14 new leased courses and 6 new courses under management agreements. Greens fees for the year ended December 31, 1995 were $134.1 million, an increase of $14.9 million, or 12.5%, from $119.2 million for the year ended December 31, 1994. Cart rental revenues for the year ended December 31, 1995 were $51.8 million, an increase of $6.8 million, or 15.1% from $45 million for the year ended December 31, 1994. Member dues and initiation fees for the year ended December 31, 1995 were $50.1 million, an increase of $11.2 million, or 28.9% from $38.9 million for the year ended December 31, 1994. Food and beverage revenues for the year ended December 31, 1995 were $55 million, an increase of $8.7 million, or 18.8% from $46.3 million for the year December 31, 1994. Merchandise sales were $30.9 million, an increase of $7.9 million, or 34.3% from $23 million for the year ended December 31, 1994. Other revenue, which includes range income, increased by $3.6 million, or 12.3% to $32.8 million for the year ended December 31, 1995, from $29.2 million for the year ended December 31, 1994. Each revenue category rose in reasonable proportion to the overall increase in revenues due to the addition of the new acquisitions, with the exception of member dues and initiation fees. Such revenue category increased as a result of the acquisition of a number of large private clubs.

  Total operating expenses increased by $52 million or 17.5%, to $348.5 million for the year ended December 31, 1995 as compared to $296.5 million for the year ended December 31, 1994. The margin on merchandise sold increased from 29.7% in 1994 to 34.8% in 1995 due to the greater use of national contracts which provide the Company with more favorable purchasing terms. The margin on food and beverage sales remained relatively constant. Rent expense increased by $9.7 million or 14.2% to $77.8 million for the year ended December 31, 1995, from $68.1 million for the year ended December 31, 1994. General and administrative expenses of $35.2 million (which include, among other things, personal and property taxes, insurance and advertising), increased by $4.8 million, or 15.8% for the year ended December 31, 1995, from $30.4 million for the year ended December 31, 1994. These expenses increased primarily due to additional lease agreements. Depreciation and amortization increased by approximately $1.9 million due, in part, to the completion of significant capital improvements as well as AGC entering into capital leases for the purchase of approximately $4.7 million of machinery and equipment.

  Net income decreased by $.6 million to $9.7 million for the year ended December 31, 1995, from $10.3 million for the year ended December 31, 1994. This decrease is due to a $2.4 million increase in interest expense offset by increases in operating income of approximately $.7 million, interest income of $.6 million and minority interest in loss of $.5 million. The increase in interest expense is due to increased borrowings of approximately $20.3 million during 1995. Interest income increased primarily due to a full year of interest earned on the receivable from officers and directors. The income attributable to the minority interest in loss is due to the consolidation of the Company with its majority owned entities American Golf of Atlanta, American Golf of Detroit, American Golf (UK) Limited and CW Golf Partners.

 Comparison of the year ended December 31, 1994 to the ten-month period ended December 31, 1993

  Total revenues from golf course operations and management agreements for AGC increased by $67.1 million, or 28.0%, to $306.5 million for the year ended December 31, 1994 as compared to $239.4 million for the ten-month period ended December 31, 1993. The increase in revenue was primarily attributable to the addition of 26 new leased courses and 6 new courses under management agreements, as well as increases in greens fees and cart rentals. Greens fees for the year ended December 31, 1994 were $119.2 million, an increase of $28.4 million, or 31.3%, as compared to $90.8 million for the ten-month period ended December 31, 1993. Cart rental revenues for the year ended December 31, 1994 were $45 million, an increase of $10.3 million, or 29.6%, from $34.8 million for the ten-month period ended December 31, 1993. Member dues and initiation fees for the year ended December 31, 1994 were $38.9 million, an increase of $2.8 million, or 7.8%, from $36.1 million for the ten-month period ended December 31, 1993. Food and beverage revenues for the year ended December 31, 1994 were $46.3 million, an increase of $11.5 million, or 33%, from $34.8 million for the ten-month period ended December 31, 1993. Merchandise sales for the year ended December 31, 1994 were $23 million, an increase of $6.5 million or 39.4%, from $16.5 million for the ten-month period ended December 31, 1993. Other revenue, which includes range income, increased by $8.6 million, or 41.7%, to $29.2 million for the year ended December 31, 1994, from $20.6 million for the ten-month period ended December 31, 1993.

  Total operating expenses increased by $79.7 million, or 36.7%, to $296.6 million for the year ended December 31, 1994 from $216.9 million for the ten-month period ended December 31, 1993. Rent expense increased by $23.8 million, or 53.7%, to $68.1 million from $44.3 million for the ten-month period ended December 31, 1993. General and administrative expenses (which include, among other things, personal and property taxes, insurance and advertising) for the year ended December 31, 1994 were $30.4 million, an increase of $10.3 million, or 51.2%, from $20.1 million for the ten-month period ended December 31, 1993. These expenses increased primarily due to additional lease agreements as well as newly negotiated leases.

  Net income decreased by $12.1 million, or 54%, to $10.3 million for the year ended December 31, 1994, from $22.4 million for the ten-month period ended December 31, 1993, due in part to increased rent expense associated with the newly negotiated lease agreements as well as additional lease agreements. The decrease in 1994 net income is also due in part to the ten-month period ended December 31, 1993, excluding two winter months of activity where a number of courses are closed due to adverse weather conditions and the scheduled closure of golf courses located in harsh winter climates.

LIQUIDITY AND CAPITAL RESOURCES

  AGC has one $20 million and two $15 million credit facilities with a commercial bank. The $20 million facility, which bears interest at prime or a Libor based rate and expires on January 6, 1997, is used to finance working capital requirements as well as provide for standby letters of credit. At December 31, 1995 there was $8.5 million advanced against this line of credit, with standby letters of credit outstanding of approximately $7.1 million. The first $15 million facility, which expires August 15, 1997, supports the letters of credit issued (approximately $13.6 million at December 31, 1995) in favor of NGP pursuant to terms of the leases. Letters of credit issued under these facilities are charged a 1 to 1.25% annual letter of credit fee. The second $15 million facility is used for capital improvements and matures on July 1, 2001. As of December 31, 1995, there was $15 million outstanding on the second credit facility.

  AGC had working capital of approximately $10.9 million as of December 31, 1995. AGC believes it will also be able to satisfy its liquidity requirements, including capital expenditures and rental payments under the leases, with cash flow available from operations and available borrowings. AGC has certain capital expenditure commitments related to acquiring and renewing leases. These commitments are typically satisfied over several years. The material capital commitments are clubhouse renovations, building and course improvements and irrigation systems. At December 31, 1995, AGC's capital expenditure commitment was approximately $3.3 million. The improvements will be funded from AGC's operating cash flow and from available borrowings under the bank credit facilities.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
American Golf Corporation

  We have audited the accompanying consolidated balance sheets of American Golf Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Golf Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993, in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Los Angeles, California
February 28, 1996

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             DECEMBER 31,
                                                           ------------------
                                                             1995      1994
                                                           --------  --------
  ASSETS:
Current assets:
 Cash and cash equivalents................................ $  2,345  $  5,717
 Accounts receivable--members (less allowance for doubtful
  accounts of $892 and $516, respectively)................   10,674     5,497
 Other receivables........................................   11,410     7,966
 Receivable from affiliates, net..........................    9,290     4,599
 Inventories..............................................   10,224     8,355
 Prepaid expenses.........................................    3,441     3,713
                                                           --------  --------
  Total current assets....................................   47,384    35,847
Property, equipment and capital leases, net...............   75,567    56,948
Licenses..................................................      696       565
Leasehold rights..........................................   11,034    11,675
Prepaid rents.............................................        6       125
Deposits and other assets.................................    9,468     8,931
                                                           --------  --------
  Total assets............................................ $144,155  $114,091
                                                           ========  ========
  LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Accounts payable......................................... $  6,802  $  5,602
  Notes payable--current portion:
  Stockholders............................................       26       343
  Capital leases..........................................      738       --
  Other...................................................    1,375        74
 Accrued expenses.........................................   21,033    18,577
 Other liabilities........................................    6,504     6,850
                                                           --------  --------
  Total current liabilities:..............................   36,478    31,446
Notes payable--long-term portion:
 Stockholders.............................................      482       508
 Capital leases...........................................    3,701       --
 Other....................................................   32,094    17,536
Accrued expenses..........................................    6,117     5,809
                                                           --------  --------
    Total liabilities.....................................   78,872    55,299
                                                           --------  --------
Minority interest.........................................      681       --
                                                           --------  --------
Commitments and contingencies (Note 9)
Common stock--no par value; 10,000,000 shares authorized;
 6,414,497 and 6,398,677 shares issued at December 31,
 1995 and 1994, respectively; 6,354,497 and 6,338,677
 shares outstanding at December 31, 1995 and 1994,
 respectively.............................................    8,682     8,289
Retained earnings.........................................   60,765    55,442
Notes receivable from officers/directors..................   (4,901)   (4,939)
Foreign currency translation adjustment...................       56       --
                                                           --------  --------
    Total stockholders' equity............................   64,602    58,792
                                                           --------  --------
    Total liabilities and stockholders' equity............ $144,155  $114,091
                                                           ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)

                                                                     FOR THE
                                           FOR THE      FOR THE     TEN-MONTH
                                          YEAR ENDED   YEAR ENDED  PERIOD ENDED
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1995         1994         1993
                                         ------------ ------------ ------------
Revenues:
  Green fees............................   $134,100     $119,228     $ 90,837
  Cart rentals..........................     51,801       45,044       34,788
  Member dues and initiation fees.......     50,134       38,891       36,109
  Food and beverage sales...............     54,956       46,280       34,763
  Merchandise sales.....................     30,888       22,993       16,450
  Other revenue.........................     32,755       29,209       20,560
  Management fees.......................      4,432        4,884        5,886
                                           --------     --------     --------
    Total revenues......................    359,066      306,529      239,393
Costs & expenses:
  Payroll and related expenses..........    118,440       99,788       74,908
  Cost of food and beverage sold........     17,514       14,697       10,727
  Cost of merchandise sold..............     20,142       16,161       11,129
  General and administrative............     35,204       30,399       20,124
  Repairs and maintenance...............     11,435       11,322       10,289
  Other operating expenses..............     60,983       51,020       41,779
  Rents.................................     77,767       68,065       44,349
  Depreciation and amortization.........      6,970        5,105        3,611
                                           --------     --------     --------
    Total costs & expenses..............    348,455      296,557      216,916
                                           --------     --------     --------
Operating income........................     10,611        9,972       22,477
Other income (expense):
  Interest income.......................      1,583          961        1,340
  Interest expense......................     (2,830)        (405)        (796)
                                           --------     --------     --------
    Income before provision for state
     income taxes and minority interest
     in earnings........................      9,364       10,528       23,021
Provision for state income taxes........       (201)        (237)        (518)
                                           --------     --------     --------
    Income before minority interest in
     loss (earnings)....................      9,163       10,291       22,503
Minority interest in loss (earnings)....        519          --           (63)
                                           --------     --------     --------
    Net income..........................   $  9,682     $ 10,291     $ 22,440
                                           ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                                                                      FOREIGN
                         COMMON STOCK             NOTES RECEIVABLE   CURRENCY       TOTAL
                         ------------- RETAINED         FROM        TRANSLATION STOCKHOLDERS'
                         SHARES AMOUNT EARNINGS  OFFICERS/DIRECTORS ADJUSTMENT     EQUITY
                         ------ ------ --------  ------------------ ----------- -------------
Balance, February 28,
 1993................... 6,140  $3,350 $37,337        $   --           $--         $40,687
  Net income............   --      --   22,440            --            --          22,440
  Dividends.............   --      --   (8,800)           --            --          (8,800)
                         -----  ------ -------        -------          ----        -------
Balance, December 31,
 1993................... 6,140   3,350  50,977            --            --          54,327
  Net income............   --      --   10,291            --            --          10,291
  Dividends.............   --      --   (5,826)           --            --          (5,826)
  Issuance of stock for
   notes receivable.....   199   4,939     --          (4,939)          --             --
                         -----  ------ -------        -------          ----        -------
Balance, December 31,
 1994................... 6,339   8,289  55,442         (4,939)          --          58,792
  Net income............   --      --    9,682            --            --           9,682
  Dividends.............   --      --   (4,359)           --            --          (4,359)
  Foreign currency
   translation
   adjustment...........   --      --      --             --             56             56
  Issuance of stock for
   notes receivable.....    15     393     --            (368)          --              25
  Payments on notes
   receivable...........   --      --      --             406           --             406
                         -----  ------ -------        -------          ----        -------
Balance, December 31,
 1995................... 6,354  $8,682 $60,765        $(4,901)         $ 56        $64,602
                         =====  ====== =======        =======          ====        =======




  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                  FOR THE
                                      FOR THE YEAR FOR THE YEAR  TEN-MONTH
                                         ENDED        ENDED     PERIOD ENDED
                                      DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                          1995         1994         1993
                                      ------------ ------------ ------------
Cash flows from operating
 activities:
  Net income........................    $  9,682     $ 10,291     $ 22,440
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Depreciation and amortization...       6,970        5,105        3,611
    Minority interest in earnings
     (loss).........................        (519)         --            63
    Proceeds from insurance claims..         --           --         1,890
    Increase (decrease) from changes
     in:
      Accounts receivable...........      (5,177)        (935)      (1,626)
      Other receivables.............      (3,444)      (4,290)        (232)
      Receivable from affiliates,
       net..........................      (4,691)       5,096         (596)
      Inventories...................      (1,869)      (1,335)      (1,200)
      Prepaid expenses..............         391        2,534       (4,087)
      Licenses, deposits and other
       assets.......................        (668)        (800)      (3,200)
      Accounts payable..............       1,200        1,291       (1,175)
      Accrued expenses..............       2,764         (405)       8,000
      Other liabilities.............        (346)         443        1,978
                                        --------     --------     --------
        Net cash provided by
         operating activities.......       4,293       16,995       25,866
                                        --------     --------     --------
Cash flows from investing activi-
 ties:
    Acquisition of property and
     equipment and leasehold rights.     (20,241)     (22,604)     (14,681)
    Proceeds from insurance claims..         --           --         1,644
                                        --------     --------     --------
        Net cash used in investing
         activities.................     (20,241)     (22,604)     (13,037)
                                        --------     --------     --------
Cash flows from financing activi-
 ties:
  Proceeds from notes payable--
   other............................      28,478       38,254       30,951
  Payments on notes payable--
   stockholders.....................        (343)         (23)        (177)
  Payments on notes payable--other..     (12,619)     (30,848)     (26,806)
  Payments on notes payable--capital
   leases...........................        (268)         --           --
  Proceeds on notes receivable from
   officers/directors...............         431          --           --
  Capital contribution by minority
   interest.........................       1,200          --           --
  Dividends paid....................      (4,359)      (5,826)      (8,800)
                                        --------     --------     --------
        Net cash provided by (used
         in) financing activities...      12,520        1,557       (4,832)
        Effect of exchange rate
         changes on cash and cash
         equivalents................          56          --           --
                                        --------     --------     --------
        Net increase (decrease) in
         cash and cash equivalents..      (3,372)      (4,052)       7,997
Cash and cash equivalents, beginning
 of period..........................       5,717        9,769        1,772
                                        --------     --------     --------
Cash and cash equivalents, end of
 period.............................    $  2,345     $  5,717     $  9,769
                                        ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 ORGANIZATION

  The consolidated financial statements include the accounts of American Golf Corporation ("AGC"), a California subchapter S Corporation, and its subsidiaries, American Golf of Atlanta ("Atlanta"), a Georgia general partnership, American Golf of Detroit ("Detroit"), a Michigan general partnership, American Golf (UK) Limited ("AG(UK)"), a United Kingdom limited liability company, and CW Golf Partners ("CWP"), a California limited partnership (collectively, the "Company"). AGC was formed in 1973 for the purpose of operating public and private golf and tennis facilities on leased premises. The Company is 87% owned by David G. Price. The following table lists AGC's subsidiaries and selected information:

                              AGC
    ENTITY  FORMATION DATE OWNERSHIP                 PURPOSE
    ------  -------------- --------- --------------------------------------
    Atlanta June 1986         65%    Acquire and operate four courses in
                                     Atlanta, Georgia.
    Detroit December 1990     80%    Acquire and operate four courses in
                                     Detroit, Michigan.
    AG(UK)  August 1993       75%    Operate courses in the United Kingdom.
    CWP     September 1993    75%    Operate one course in Los Angeles,
                                     California.

  The remaining 25% interest in AG(UK) is owned by European Golf Corporation, an affiliate of AGC.

  The term "affiliate," as used in these financial statements, refers to any entity in which David G. Price has a controlling interest.

  At December 31, 1995, the Company leases 80 golf courses from National Golf Properties, Inc. ("NGP"). David G. Price is the Chairman of the Board of Directors of NGP and owns 6.3% of NGP's outstanding stock.

 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  All material intercompany transactions and balances have been eliminated in consolidation.

RISKS AND UNCERTAINTIES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

  Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of food, beverage, golf and tennis equipment, and clothing and accessories.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --
 (CONTINUED):

REVENUE RECOGNITION

  Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and range income are generally recognized at the time of sale.

  Revenue from membership dues are generally billed monthly and recognized in the month earned. The monthly dues are structured to cover the club operating costs and membership services. Initiation fees are generally refundable in 30 years. Accordingly, the difference between the amount of the fees and the net present value of the future obligation is recognized as revenue at the time of sale, unless uncertainty surrounding collectability exists.

PROPERTY, EQUIPMENT, CAPITAL LEASES AND LEASEHOLD RIGHTS

  Property, equipment and leasehold rights are recorded at the lower of cost or net realizable value. Property and equipment under capital leases are stated at the lower of the present value of the future minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease.

  Depreciation of property and equipment is computed using the straight-line method over the lesser of the estimated useful life of the asset (3 to 30 years) or the remaining term of the lease. Property and equipment held under capital leases and leasehold rights are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization account are relieved, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations. Significant expenditures which extend the useful life of existing assets are capitalized.

  The Company periodically reevaluates the propriety of the carrying amounts of its assets at each golf course as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. The Company compares the undiscounted future net cash flows expected to result from the use of each of its properties to the carrying amount of the assets at that property to determine whether the Company shall recognize an impairment loss. The Company believes that no impairment has occurred and that no reduction of the estimated useful lives is warranted.

NEWLY ISSUED ACCOUNTING STANDARDS

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), which establishes a fair value based method of accounting for stock-based compensation plans. Entities are encouraged to adopt all provisions of Statement No. 123 and are required to comply with the disclosure requirements of Statement No. 123. Statement No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The provisions of Statement No. 123, if adopted, would not have a material effect on the consolidated financial condition or operating results of AGC, as AGC does not intend to adopt the value-based measurement concept.

  The Financial Accounting Standards Board has also issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"). Statement No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. AGC periodically reevaluates the carrying amounts of its long-lived assets and the related

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES --
 (CONTINUED):

depreciation and amortization periods as discussed above, and AGC believes that the adoption of Statement No. 121 will not have a material effect on its consolidated financial statements.

CONCENTRATION OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables.

  Concentration of credit risk with respect to trade receivables, which consists primarily of membership dues and charges, is limited due to the large number of club members comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1995 the Company had no significant concentration of credit risk.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per account. At various times throughout the year and as of December 31, 1995, the Company had cash in financial institutions which was in excess of the FDIC insurance limit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  To meet the reporting requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The Company uses quoted market prices to calculate these fair values.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ADVERTISING

  The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993 were approximately $4,521,000, $3,562,000 and $1,869,000, respectively.

FOREIGN CURRENCY TRANSLATION

  The Company translates foreign currency financial statements by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the average exchange rate for the year. Translation gains and losses are recorded in stockholders' equity, and realized gains and losses are included in operations. The effect of realized gains and losses is not material to the consolidated financial statements.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(2) NET RECEIVABLE FROM AFFILIATES:

  The net receivable from affiliates is uncollateralized and due within one year.

(3) PROPERTY, EQUIPMENT AND CAPITAL LEASES:

  Property, equipment and capital leases consist of the following:

                                                     ESTIMATED
                                                      USEFUL    DECEMBER 31,
                                                       LIVES   ----------------
                                                      (YEARS)   1995     1994
                                                     --------- -------  -------
                                                               (IN THOUSANDS)
Golf course improvements............................   10-20   $40,041  $28,641
Buildings...........................................   15-30    30,535   26,040
Furniture, fixtures, machinery and equipment........    3-7     19,787   16,240
Equipment under capital leases......................    3-7      4,707      --
                                                               -------  -------
                                                                95,070   70,921
Less: accumulated depreciation......................           (30,497) (25,057)
                                                               -------  -------
                                                                64,573   45,864
Construction-in-progress............................            10,994   11,084
                                                               -------  -------
                                                               $75,567  $56,948
                                                               =======  =======

  Equipment under capital leases includes golf carts, turf and maintenance equipment, computers, and other office equipment.

  Interest capitalized for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993 was approximately $416,000, $418,000 and $391,000, respectively.

(4) STATE INCOME TAXES:

  The Company has elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. Accordingly, corporate income is taxed directly to the stockholders for federal income tax reporting purposes. The Company therefore has no provision in its consolidated financial statements for federal income taxes. The following is the provision for state franchise and income taxes for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993:

                                                                   DECEMBER 31,
                                                                  --------------
                                                                  1995 1994 1993
                                                                  ---- ---- ----
                                                                  (IN THOUSANDS)
      Current.................................................... $ -- $128 $420
      Deferred...................................................  201  109   98
                                                                  ---- ---- ----
        Total provision for state income taxes................... $201 $237 $518
                                                                  ==== ==== ====

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(5)  NOTES PAYABLE -- STOCKHOLDERS:

  Notes payable to stockholders consist of the following:

                                DECEMBER 31,
                       -------------------------------
                            1995            1994
                       --------------- ---------------
                               (IN THOUSANDS)
                                LONG-           LONG-
    INTEREST  INTEREST CURRENT  TERM   CURRENT  TERM
      RATE    PAYMENTS PORTION PORTION PORTION PORTION MATURITY
    --------  -------- ------- ------- ------- ------- --------
        8.0%   Monthly   $25    $474    $ 23    $499   12/2007
        8.0%   Monthly     1       8       1       9   12/2007
        3.1%  Annually   --      --      319     --    12/1995
                         ---    ----    ----    ----
                         $26    $482    $343    $508
                         ===    ====    ====    ====

  Interest expense to the stockholders for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993 was approximately $75,000, $44,000 and $545,000, respectively.

  Annual maturities on notes payable to stockholders are as follows:

       YEAR ENDED DECEMBER 31,                                        AMOUNT
       -----------------------                                    --------------
                                                                  (IN THOUSANDS)
         1996....................................................       $26
         1997....................................................        29
         1998....................................................        31
         1999....................................................        33
         2000....................................................        36
         Thereafter..............................................       353
                                                                       ----
                                                                       $508
                                                                       ====

(6) NOTES PAYABLE -- OTHER:

  Notes payable to others consist of the following:

                                                         DECEMBER 31,
                                                -------------------------------
                                                     1995            1994
                                                --------------- ---------------
                                                        (IN THOUSANDS)
                                                         LONG-           LONG-
                           INTEREST   INTEREST  CURRENT  TERM   CURRENT  TERM
   TYPE OF COLLATERAL        RATE     PAYMENTS  PORTION PORTION PORTION PORTION MATURITY
   ----------------------  ---------  --------- ------- ------- ------- ------- --------
   Collateralized note           9.0%   Monthly $    3  $   --    $17   $     2  1/1996
   Collateralized line of
    credit                 Reference    Monthly    --     8,500   --     12,400  1/1997
   Uncollateralized note         9.0%   Monthly     18       26    16        43  4/1998
   Uncollateralized note         8.3% Quarterly     36      260    33       296  6/2002
   Collateralized note           8.0%   Monthly     68    4,607   --      4,674  9/2009
   Collateralized note           9.5%   Monthly    --     4,951   --        --   1/2010
   Collateralized note     Reference    Monthly  1,250   13,750   --        --   7/2001
   Collateralized note           --    Annually    --       --      8       121 12/2001
                                                ------  -------   ---   -------
                                                $1,375  $32,094   $74   $17,536
                                                ======  =======   ===   =======

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(6) NOTES PAYABLE -- OTHER --  (CONTINUED):

  At December 31, 1995 and 1994, the bank prime and reference rate was 8.5%.

  Annual maturities on notes payable to others are as follows:


         YEAR ENDED DECEMBER 31,                      AMOUNT
         -----------------------                  --------------
                                                  (IN THOUSANDS)
           1996..................................     $1,375
           1997..................................      3,480
           1998..................................      3,509
           1999..................................      3,548
           2000..................................      3,598
           Thereafter............................     17,959
                                                     -------
                                                     $33,469
                                                     =======

  The Company is a guarantor of various credit facilities provided to David G. Price in the amount of $14,071,000. At December 31, 1995, the outstanding balance drawn on these credit facilities was $10,793,000.

  On December 30, 1994, the Company entered into one $20 million and two $15 million credit facilities with a commercial bank that bear interest at prime or a Libor based rate. Letters of credit issued under these credit facilities are charged a 1 to 1.25% annual letter of credit fee. The $20 million facility is used to finance working capital requirements and expires on January 6, 1997. At December 31, 1995, there was $8,500,000 advanced against this line of credit and the standby letters of credit outstanding totalled $7,127,000. At December 31, 1994, the outstanding cash balance advanced against this line of credit was $12,400,000 and the standby letters of credit outstanding totalled $7,572,000. The first $15 million credit facility, which expires on August 15, 1997, supports $13,555,000 of letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC. The second $15 million credit facility matures July 1, 2001 and is used for capital improvements. As of December 31, 1995, there was $15,000,000 outstanding on the second credit facility.

  The line of credit agreement contains, among other covenants, working capital maintenance, fixed charge and debt to net worth ratios, minimum tangible net worth amounts, and certain restrictions regarding indebtedness to others.

  Loans are collateralized by equipment, accounts receivable and inventory. The net book value at December 31, 1995 of the assets collateralizing the notes payable is $61.4 million.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(7) NOTES PAYABLE -- CAPITAL LEASES:

  Future minimum payments, by year and in the aggregate, under noncancelable capital leases with initial remaining terms of one year or more consist of the following at December 31, 1995:

         YEAR ENDED DECEMBER 31,                      AMOUNT
         -----------------------                  --------------
                                                  (IN THOUSANDS)
           1996..................................     $1,076
           1997..................................      1,076
           1998..................................      1,076
           1999..................................      1,617
           2000..................................        555
           Thereafter............................        --
                                                      ------
          Total minimum lease payments...........      5,400
          Amount representing interest...........        961
                                                      ------
          Present value of net minimum payments..      4,439
          Current portion........................        738
                                                      ------
          Long-term portion......................     $3,701
                                                      ======

(8) EMPLOYEE BENEFITS:

  In 1994, the Company established the 1994 Employee Equity Participation Plan (the "1994 Plan"). Under the 1994 Plan, 900,000 shares may be awarded to key employees as either nonqualified stock options, Performance Awards, as defined, or the right to purchase common stock. During 1994, the Company issued 198,677 shares of common stock at $24.86 per share and received notes receivable totalling $4,939,000. During 1995, the Company issued 15,820 shares of common stock at $24.86 per share and received notes receivable totalling $368,000. The stock options vest over a three to five year period and are subject to continued employment and the Company achieving certain financial performance targets. There were no shares exercisable at December 31, 1995 and 1994. The following table summarizes the option activity since inception of the 1994 Plan:

                                                                SHARES    OPTION
                                                              OUTSTANDING PRICE
                                                              ----------- ------
      January 1, 1994........................................       --
        Granted..............................................   318,954   $24.86
                                                                -------
      December 31, 1994......................................   318,954
        Granted..............................................    31,641   $24.86
                                                                -------
      December 31, 1995......................................   350,595
                                                                =======

  In 1995, Performance Shares were granted to key members of management who were not awarded the right to purchase common stock or nonqualified stock options. The 1994 Plan provides that holders of Performance Shares have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on the Company's earnings). All Performance Shares mature on December 31, 1998 with the appreciation in share value payable in three equal annual installments, beginning in January, 1999. Performance Shares vest based on achieving certain earnings targets of the Company and are subject to continued employment. As of December 31, 1995, 159,886 Performance Shares were outstanding. There were 175,022 and 382,369 shares available under the 1994 Plan as of December 31, 1995 and 1994, respectively. There was no

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(8) EMPLOYEE BENEFITS -- (CONTINUED):

compensation expense with respect to the 1994 Plan for the years ended December 31, 1995 and 1994 and the ten-month period ended December 31, 1993.


  The Company has a long-term share appreciation plan (phantom stock plan) for key members of management. The plan is administered by the Board of Directors of AGC and provides that the participants have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on cash flow) at a date five years following the date of grant. The appreciation in share value is payable 50% after the exercise period, and the remainder, with interest in three equal installments, on the last day of the succeeding three years. There were 157,000 and 251,500 outstanding share appreciation rights as of December 31, 1995 and 1994, respectively. The share appreciation expense for the year ended December 31, 1994 was approximately $620,000. There was no share appreciation expense for the year ended December 31, 1995 and the ten-month period ended December 31, 1993. The Company does not intend to grant any additional share appreciation rights.

  The Company has a 401(k) Employee Savings Plan available to all employees who have earned one year of vesting service and are at least 21 years of age. Participants may contribute from 1% to 10% of their earnings, in whole percentages, on a before-tax basis. The Company contributes to participants' accounts based on the amount the participant elects to defer and a matching contribution equal to $.50 on each dollar contributed by a participant up to 3% of the participant's gross pay. The Company's expense for the plan for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993 was approximately $523,000, $524,000 and $347,000, respectively.


(9) COMMITMENTS AND CONTINGENCIES:

  The Company is the lessee under long-term operating leases for golf courses and equipment. At December 31, 1995, future minimum rental payments required pursuant to the terms of all lease obligations are as follows:

                                                  RELATED  UNRELATED
      YEAR ENDED DECEMBER 31,                     PARTIES   PARTIES    TOTAL
      -----------------------                     -------- --------- ----------
                                                         (IN THOUSANDS)
      1996....................................... $ 52,332 $ 24,064  $   76,396
      1997.......................................   52,332   21,623      73,955
      1998.......................................   52,332   18,940      71,272
      1999.......................................   52,332   13,981      66,313
      2000.......................................   52,332   12,390      64,722
      Thereafter.................................  533,671  154,252     687,923
                                                  -------- --------  ----------
                                                  $795,331 $245,250  $1,040,581
                                                  ======== ========  ==========

  In addition to minimum rental payments, certain leases require payment of the excess of various percentages of gross revenue over the minimum rental payments. During the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993, percentage rentals paid to unrelated parties were approximately $7,789,000, $7,604,000 and $8,196,000, respectively.

  Under the terms of certain leases, the Company is committed to make improvements at golf courses. At December 31, 1995, approximately $3,254,000 of such improvements remain to be made.

  At December 31, 1995, the Company was contingently liable for outstanding letters of credit in the amount of approximately $20,682,000.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES --  (CONTINUED):

  The Company has continuing litigation matters and other contingencies incurred in the ordinary course of business and has recorded allowances for the payment of these contingencies when such amounts can be estimated and are considered material to the results of operations. Where no allowance has been recorded, the Company does not consider the contingencies material to either its consolidated financial position or results of operations.

  The Company has guaranteed the obligations of David G. Price and a related entity in the amount of $25,241,000 related to the repayment of participating mortgage loans owed to NGP on four golf courses operated by AGC. Such loans are collateralized by first mortgage liens on the courses and bear interest at 8.92% per annum.

(10) RELATED PARTY TRANSACTIONS:

  The Company leases golf and tennis facilities from David G. Price and related entities, including NGP. Rent expense paid to David G. Price and related entities was approximately $47,600,000, $42,492,000 and $23,861,000 for the years ended December 31, 1995 and 1994 and the ten-month period ended December 31, 1993, respectively.

  The Company recorded net management fees from related entities in the amount of approximately $554,000, $1,240,000 and $4,091,000 for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993, respectively.

  The Company has accumulated costs in other receivables relating to construction in progress at certain golf and tennis facilities owned by NGP. Periodically, substantially all of these costs are reimbursed by NGP and related entities. At December 31, 1995 and 1994, these accumulated costs amounted to approximately $3,106,000 and $1,246,000, respectively.

  The Company earns interest on receivables from affiliates at a prime based rate. Interest income from affiliates was approximately $873,000, $753,000 and $1,001,000 for the years ended December 31, 1995 and 1994 and the ten-month period ended December 31, 1993, respectively.

(11) STATEMENT OF CASH FLOWS-SUPPLEMENTAL DISCLOSURES:

  Interest paid for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993 was approximately $2,213,000, $511,000 and $543,000, respectively.

  State income taxes paid for the years ended December 31, 1995 and 1994, and the ten-month period ended December 31, 1993 was approximately $149,000, $269,000 and $406,000, respectively.

  The Company entered into four long-term leases with assignable purchase options in 1993. During the year ended December 31, 1994, one of the purchase options in the amount of approximately $600,000 was exercised. This option was subsequently assigned to an affiliate at cost plus related expenses totalling approximately $300,000.

  Capital lease obligations of approximately $4,707,000 were incurred when the Company entered into leases for new equipment in 1995.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)
(12) STOCKHOLDERS' EQUITY:

  As discussed in Note 8 to the consolidated financial statements, the Company has issued 214,497 shares of common stock to key employees for notes receivable with a balance at December 31, 1995 of $4,901,000. The notes receivable bear interest ranging from six to seven percent and the principal is due in 2004. The notes are collateralized by the common stock issued. The amount of the receivable is shown on the balance sheets as a reduction in stockholders' equity. During the year ended December 31, 1995, the Company received proceeds from the notes receivable of approximately $406,000. Interest income accrued on the notes receivable was approximately $300,000 for the year ended December 31, 1995.

  Interest is paid with proceeds from stockholder distributions and, in part, their annual bonus. To the extent these amounts are insufficient to cover the current year interest, the unpaid interest may be added to the principal of the note. No amounts were added to principal for the year ended December 31, 1995.

(13) SUBSEQUENT EVENTS:

  On January 19, 1996, NGP sold Wootton Bassett Golf Club in Wiltshire, United Kindom. As a result of this sale, the Company's lease to operate Wootton Bassett Golf Club was terminated. The Company realized a loss of approximately $500,000 on the early termination of this lease. This amount is included in the results of operations for the year ended December 31, 1995.

  On February 2, 1996, NGP executed a definitive agreement to purchase 20 golf courses from Golf Enterprises, Inc. ("GEI") for a purchase price of $58 million. All of the courses acquired will be leased to the Company on a triple net basis. NGP will receive minimum base rent equal to 10% of its investment. The minimum base rent will be adjusted in specific years based on increases in CPI. Additionally, a percentage rent feature will allow NGP to participate in any growth in revenues.

  The following unaudited pro forma results of operations of the Company assume NGP's acquisition of the 20 golf courses from GEI had been consummated as of January 1, 1995. The pro forma financial information includes the following adjustments: (i) an increase in operating revenues; (ii) an increase in operating expenses; (iii) an increase in rent expense; (iv) an increase in interest income; and (v) an increase in interest expense.

                                                HISTORICAL       PRO FORMA
                                               ------------ --------------------
                                                                      COMBINED
                                               FOR THE YEAR         FOR THE YEAR
                                                  ENDED                ENDED
                                               DECEMBER 31, 20 GOLF DECEMBER 31,
                                                   1995     COURSES     1995
                                               ------------ ------- ------------
                                                        (IN THOUSANDS)
      Revenues................................   $359,066   $40,678   $399,744
      Net income..............................   $  9,682   $ 1,525   $ 11,207

  The unaudited pro forma results of operations do not purport to be indicative of the results that would actually have been obtained had the acquisition taken place at January 1, 1995, nor does it purport to represent the results of operations for future periods.

  On February 28, 1996, NGP's Board of Directors approved NGP's exercise of options to acquire 4 golf courses from affiliates of the Company. The 4 golf courses will be leased to the Company on a triple net basis.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          National Golf Properties, Inc.

                                                  /s/ EDWARD R. SAUSE
Date: June 20, 1996                       By: _________________________________
                                                      Edward R. Sause
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                        and Director