Form 10-Q/A
period 1996-03-31
NATIONAL GOLF PROPERTIES INC
filed 1996-06-21
CIK 905897

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 21, 1996

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                        Commission file number 1-12246

                        NATIONAL GOLF PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               MARYLAND                                 95-4549193
       (STATE OF INCORPORATION)             (I.R.S. EMPLOYER IDENTIFICATION NO.)

 1448 15TH STREET, #200, SANTA MONICA, CA                  90404
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                (310) 260-5500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    10,621,975 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF APRIL 25, 1996

                         PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The discussion of the results of operations compares the three months ended March 31, 1996 with the three months ended March 31, 1995.

RESULTS OF OPERATIONS

 Comparison of the three months ended March 31, 1996 to the three months ended March 31, 1995

  Net income decreased by $1,132,000 to $3,034,000 for the three months ended March 31, 1996 compared to $4,166,000 for the three months ended March 31, 1995. The net decrease was primarily attributable to: (i) an increase in rent revenue of $2,506,000; (ii) a decrease in gain on sale of property of $1,975,000; (iii) an increase in depreciation and amortization expense of $958,000; (iv) an increase in interest expense of $1,309,000; and (v) a decrease in income applicable to minority interest of $993,000.

  The increase in rent revenue was primarily attributable to: (i) the acquisition of eight golf course properties subsequent to March 31, 1995, which accounted for approximately $1,750,000 of the increase; (ii) a full quarter of rent in 1996 on four golf course properties acquired in the first quarter of 1995, which accounted for approximately $409,000 of the increase;
(iii) the increase in percentage rents under the leases with respect to the golf course properties owned at December 31, 1994, which accounted for approximately $219,000 of the increase; and (iv) the increase in base rents, per the leases, with respect to the golf course properties owned at December 31, 1994, which accounted for approximately $128,000 of the increase.

  For the three months ended March 31, 1995, the Company recognized a gain of approximately $2,000,000 for the sale of Hidden Hills Country Club. During the three months ended March 31, 1996, the Company recognized a gain on the sale of Wootton Bassett Golf Club of $25,000.

  Wootton Bassett Golf Club was sold for approximately $2 million. The Company provided seller financing in the form of a mortgage loan in the amount of approximately $900,000 at an interest rate of 6% per annum.

  The increase in depreciation and amortization expense was due to the acquisition of eight golf course properties subsequent to March 31, 1995.

  The rent revenue from the acquisition of the Golden Oaks Country Club represented approximately $122,000 of the total rent revenue of $13.1 million. The depreciation and amortization expense for this acquisition represented approximately $54,000 of the total depreciation and amortization expense of $4.1 million.

  The increase in interest expense was due to the $50 million fixed rate, unsecured notes issued. These notes were not outstanding at March 31, 1995.

  The decrease in income applicable to minority interest was due to the limited partners of the Operating Partnership being allocated in 1995 approximately $900,000 of the $2 million gain on the sale of Hidden Hills Country Club.

LIQUIDITY AND CAPITAL RESOURCES

  At March 31, 1996, the Company had approximately $11.8 million in cash and investments, participating mortgage loans of approximately $25.2 million, mortgage loans of approximately $3.2 million, mortgage indebtedness of approximately $26.5 million and unsecured indebtedness of approximately $126.4 million. The $152.9 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.12%, is payable either quarterly or semi-annually and matures between 1996 and 2008.

  In order to maintain its qualification as a real estate investment trust ("REIT") for federal income tax purposes, the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect funds from operations and will influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the leases with respect to the golf courses; (iii) any payment to the Company of percentage rent under the leases with respect to the golf courses; and (iv) interest payments under participating mortgage loans collateralized by certain golf courses. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly. Amounts accumulated for distribution will be invested by the Company in short-term money market instruments and marketable securities. On February 15, 1996, the Company paid distributions to stockholders in the amount of $.41 per share for the quarter ended December 31, 1995. In addition, on April 9, 1996, the Board of Directors declared a distribution of $.41 per share for the quarter ended March 31, 1996, to stockholders of record on April 30, 1996, which distribution was paid on May 15, 1996.

  The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired subsequent to the Offering through April 24, 1996, the Company is required under the Leases to make various remaining capital improvements totaling approximately $7.8 million, of which approximately $7.4 million will be paid during the next two years. With respect to one of the option golf courses, if acquired, the Company will reimburse AGC approximately $3 million for the construction of a clubhouse which was completed during 1995. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases (15 to 20 years), the Company's investment in such improvements.

  Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or units of limited partnership interest in the Operating Partnership (the "OP Units") as consideration for such purchases. The Company currently has a $40 million credit facility, which terminates on July 1, 1996, bearing interest at a floating rate, from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of $14.3 million and $21.8 million under this credit facility, bearing interest at a weighted average rate of 7.29% and 7.51%, as of April 24, 1996 and March 31, 1996, respectively.

  On February 2, 1996, the Company executed a definitive agreement to purchase 20 golf courses from Golf Enterprises, Inc. ("GEI") for a purchase price of $58 million, payable at closing, at the Company's option, either $58 million in cash or a combination of approximately $17.2 million in cash and approximately $40.8 million in Company common stock (based on an average trading price of such stock prior to closing, subject to certain limitations). The Company will not be required to issue more than 2,128,000 shares nor less than 1,418,666 shares in the acquisition. The 20 golf courses will be leased to AGC. The terms are substantially similar to the terms of the leases entered into with AGC subsequent to the Offering. Management currently expects to exercise its option to pay the purchase price for the 20 golf courses in cash and stock, and does not expect that payment of such purchase price will have an adverse impact on the Company's ability to meet its liquidity requirements. At April 24, 1996, and March 31, 1996, on a pro forma basis after giving effect to such purchase, the Company would have had approximately $8.5 million and $1 million, respectively, available under its existing credit facility.

  For the period January 1, 1996 through April 24, 1996, the Company purchased two golf courses for an aggregate initial investment of approximately $11.2 million, which investment was financed by $8.2 million of cash from operations and $3 million of advances under the Company's credit facility. In addition, the Company has three golf courses under purchase contracts for an aggregate initial investment of approximately $15.8 million.

  The limited partners of the Operating Partnership have the right, exercisable once in any 12 month period, to sell up to one-third of their OP Units or exchange up to the greater of 75,000 OP Units or one-third of their OP Units to the Company. If the OP Units are sold for cash, the Company will have the option to pay for such OP Units with available cash, borrowed funds or from the proceeds of an offering of common stock. If the OP Units are exchanged for shares of common stock, the Operating Partnership limited partner will receive the number of shares of common stock having a market value at the time of exercise equal to the fair market value of the OP Units being exchanged.

OTHER DATA

  The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income [loss] plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

  The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted revisions to the definition of funds from operations. The Company has also adopted the new definition of funds from operations. It intends to present both the old and new definitions of funds from operations to help comparisons with prior periods of the Company. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations, based on the old and new definitions, for the three months ended March 31, 1996 and 1995.

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               ----------------
                                                                1996     1995
                                                               -------  -------
                                                                (IN THOUSANDS)
      Net income.............................................. $ 3,034  $ 4,166
      Minority interest.......................................   2,600    3,582
      Depreciation and amortization...........................   4,108    3,150
      Amortization--restricted stock..........................     236      236
      Gain on sale of property................................     (25)  (2,000)
      Write off of option payable.............................     --      (101)
                                                               -------  -------
      Funds from operations--old definition...................   9,953    9,033
      Amortization--restricted stock..........................    (236)    (236)
      Amortization--loan costs................................     (30)     (35)
      Depreciation--corporate.................................     (12)      (9)
                                                               -------  -------
      Funds from operations--new definition...................   9,675    8,753
      Company's share of funds from operations................   53.85%   53.69%
                                                               -------  -------
      Company's funds from operations--new definition......... $ 5,210  $ 4,699
                                                               =======  =======

  The primary difference between the old and new definitions of funds from operations is the exclusion from funds from operations of amortization of assets that are not uniquely significant to the real estate industry.

  In order to maintain its qualification as a REIT for federal income purposes, the Company is required to make distributions to its stockholders. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that to continue the Company's growth, funds in excess of distributions, principal reductions and capital improvement expenditures should be invested in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

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

SEASONALITY

  Although the results of operations of the Company have not been significantly impacted by seasonality, the Company generally expects that its results of operations may be adversely affected as a function of reduced payments of percentage rent in the first and fourth quarters of each year due to adverse weather conditions and the scheduled closure of golf courses located in harsh winter climates.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          National Golf Properties, Inc.

Date: June 20, 1996
                                          By:    /s/ EDWARD R. SAUSE
                                            -----------------------------------
                                                     Edward R. Sause
                                                Executive Vice President
                                                & Chief Financial Officer