Form 10-K/A
period 1995-12-31
NATIONAL GOLF PROPERTIES INC
filed 1996-06-24
CIK 905897

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 21, 1996

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 3

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
         Notes to Consolidated and Combined Financial Statements...............................
      2. FINANCIAL STATEMENT SCHEDULES
         Schedule III--Real Estate and Accumulated Depreciation................................     2

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

  10.26   Agreement of Limited Partnership of Royal Golf, L.P., II, dated as of July 7, 1994
          (incorporated by reference to Exhibit 10.19 to the Company's Report on Form 8-B
          dated December 29, 1995)
  10.27   Amended and Restated Loan Agreement, dated as of July 7, 1994, between Royal Golf,
          L.P., II and NationsBank of South Carolina, N.A. (incorporated by reference to
          Exhibit 10.20 to the Company's Report on Form 8-B dated December 29, 1995)
  10.28   Credit Agreement among Bank of America National Trust and Savings Association,
          National Golf Operating Partnership, L.P. and National Golf Properties, Inc. dated as of September 29, 1993, as amended (incorporated by reference to Exhibit 10.21 to the Company's Report on Form 8-B dated December 29, 1995)
  10.29   Agreement to Enter Into Leases, entered into as of February 1, 1996, by and among
          National Golf Properties, Inc., National Golf Operating Partnership and American
          Golf Corporation
  11.1    Statement regarding computation of per share earnings
  21.1    List of Subsidiaries of National Golf Properties, Inc. (incorporated by reference to Exhibit 22.1 to the Company's Report on Form 8-B dated December 29, 1995)
**23.1    Consent of Independent Accountants

- --------
**Filed herewith

                                                                                           PAGE NO.
                                                                                           --------
(b)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER
         None
(d)      ADDITIONAL INFORMATION REGARDING AMERICAN GOLF CORPORATION AND SUBSIDIARIES
         Analysis of American Golf Corporation's Consolidated Financial Information.......     9
         American Golf Corporation's Consolidated Financial Statements
          Report of Independent Accountants...............................................    11
          Consolidated Balance Sheets as of December 31, 1995 and 1994....................    12
          Consolidated Statements of Income for the years ended December 31, 1995 and
           1994 and the ten-month period ended December 31, 1993..........................    13
          Consolidated Statements of Stockholders' Equity for the years ended December 31,
           1995 and 1994 and the ten-month period ended December 31, 1993.................    14
          Consolidated Statements of Cash Flows for the years ended December 31, 1995 and
           1994 and the ten-month period ended December 31, 1993..........................    15
          Notes to Consolidated Financial Statements......................................    16

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

                                          National Golf Properties, Inc.

Date: June 21, 1996                       By:     /s/ EDWARD R. SAUSE
                                             _________________________________
                                                      Edward R. Sause
                                                 Executive Vice President,
                                                  Chief Financial Officer
                                                        and Director