Form 10-Q
period 1996-06-30
NATIONAL GOLF PROPERTIES INC
filed 1996-08-14
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1996

                        Commission file number 1-12246


                        NATIONAL GOLF PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)

                Maryland                                    95-4549193
        (State of incorporation)                         (I.R.S.Employer
                                                        Identification No.)

1448 15th Street, #200, Santa Monica, CA                       90404
(Address of principal executive offices)                    (Zip Code)


                                 (310) 260-5500
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X         No
                                            -----         -----


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

10,652,375 shares of common stock, $.01 par value, as of July 25, 1996

                        NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                            Page
                                                                            ----
Part I.        Financial Information

   Item 1.     Financial Statements

               Consolidated Balance Sheets of National
               Golf Properties, Inc. as of June 30, 1996                     3
               and December 31, 1995

               Consolidated Statements of Operations of
               National Golf Properties, Inc. for the
               three months ended June 30, 1996 and 1995                     4

               Consolidated Statements of Operations of
               National Golf Properties, Inc. for the six
               months ended June 30, 1996 and 1995                           5

               Consolidated Statements of Cash Flows of
               National Golf Properties, Inc. for the six
               months ended June 30, 1996 and 1995                           6

               Notes to Consolidated Financial Statements                    7



   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                   13


Part II.       Other Information                                            19

               Exhibit Index                                                22

                         Part I. Financial Information

Item I. Financial Statements

                        NATIONAL GOLF PROPERTIES, INC.
                         CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                 JUNE 30,        DECEMBER 31,
                                                   1996              1995
                                                 --------        ------------
ASSETS
Property
   Land                                         $ 55,860        $ 51,909
   Buildings                                     114,304         108,120
   Ground improvements                           181,936         168,872
   Furniture, fixtures and equipment              27,288          26,646
   Construction in progress                        8,548           6,521
                                                --------        --------
                                                 387,936         362,068
   Less: accumulated depreciation                (66,345)        (58,787)
                                                --------        --------
            Net property                         321,591         303,281
Cash and cash equivalents                          6,430           7,089
Investments                                          159             809
Mortgage notes receivable                         28,361          27,441
Due from affiliates                                2,036               -
Other assets                                      12,375           9,347
                                                --------        --------
            Total assets                        $370,952        $347,967
                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                   $170,099        $143,176
Accounts payable and other liabilities             3,529           2,077
Due to affiliates                                      -           1,807
                                                --------        --------
            Total liabilities                    173,628         147,060
                                                --------        --------
Minority interest                                 21,262          23,000
                                                --------        --------
Commitments and contingencies

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000
  shares authorized - none issued                     -                -
Common stock, $.01 par value, 40,000,000
  shares authorized, 10,652,375 and
  10,621,975 shares issued and outstanding
  at June 30, 1996 and December 31, 1995,
  respectively                                      107              106
Additional paid in capital                      180,126          181,730
Accumulated deficit                              (1,360)          (1,360)
Unamortized restricted stock compensation        (2,811)          (2,569)
                                               --------         --------
            Total stockholders' equity          176,062          177,907
                                               --------         --------
            Total liabilities and              $370,952         $347,967
              stockholders' equity             ========         ========

The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)


                                        For the three      For the three
                                        months ended       months ended
                                        June 30, 1996      June 30, 1995
                                        -------------      -------------
Revenues:
  Rent from affiliates                     $13,531          $ 11,237
  Rent                                         313               183
                                           -------          --------
    Total revenues                          13,844            11,420
                                           -------          --------

Expenses:
  General and administrative                 1,375             1,004
  Depreciation and amortization              4,190             3,287
                                           -------          --------
    Total expenses                           5,565             4,291
                                           -------          --------

  Operating income                           8,279             7,129

Other income (expense):
  Interest income from affiliates              931               752
  Interest income                               85               200
  Other income                                  98                 3
  Interest expense                          (3,148)           (1,854)
  Loss on sale of property                       -               (65)
                                           -------          --------
Income before provision for taxes
  and minority interest                      6,245             6,165
Provision for taxes                            (55)              (72)
                                           -------          --------
Income before minority interest              6,190             6,093
Income applicable to minority interest      (2,851)           (2,795)
                                           -------          --------

Net income                                 $ 3,339          $  3,298
                                           =======          ========
Net income per common share                $  0.31          $   0.31
                                           =======          ========

Weighted average number of common
   shares outstanding                       10,642            10,622
                                           =======          ========

Distribution declared per common
share outstanding (Note 8)                 $  0.41          $0.39375
                                           =======          ========

The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                                 For the         For the
                                                six months      six months
                                                  ended            ended
                                              June 30, 1996    June 30, 1995
                                              -------------    -------------
Revenues:
   Rent from affiliates                           $26,432         $21,777
   Rent                                               501             226
   Gain on sale of property                            25           1,936
                                                  -------         -------
      Total revenues                               26,958          23,939
                                                  -------         -------

Expenses:
   General and administrative                       2,614           2,060
   Depreciation and amortization                    8,298           6,437
                                                  -------         -------
      Total expenses                               10,912           8,497
                                                  -------         -------

   Operating income                                16,046          15,442

Other income (expense):
   Interest income from affiliates                  1,682           1,433
   Interest income                                    175             482
   Other income                                       105             103
   Interest expense                                (6,073)         (3,470)
                                                  -------         -------
Income before provision for taxes
   and minority interest                           11,935          13,990
Provision for taxes                                  (111)           (139)
                                                  -------         -------
Income before minority interest                    11,824          13,851
Income applicable to minority interest             (5,451)         (6,388)
                                                  -------         -------
Net income                                        $ 6,373         $ 7,463
                                                  =======         =======

Net income per common share                       $  0.60         $  0.70
                                                  =======         =======

Weighted average number of common
   shares outstanding                              10,632          10,622
                                                  =======         =======

Distribution declared per common
   share outstanding (Note 8)                     $  0.82         $0.7875
                                                  =======         =======


  The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH  FLOWS
                                (In thousands)


                                                   For the six        For the six
                                                   months ended       months ended
                                                   June 30, 1996      June 30, 1995
                                                   -------------      -------------
Cash flows from operating activities:
 Net income                                           $ 6,373         $   7,463
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization                        8,298             6,437
   Amortization of restricted stock                       496               472
   Minority interest in earnings                        5,451             6,388
   Gain on sale of property                               (25)           (1,936)
   Other adjustments                                      101              (101)
   Changes in assets and liabilities:
     Other assets                                      (1,128)             (155)
     Accounts payable and other liabilities                98              (989)
     Due from/to affiliates                              (835)             (740)
                                                      -------         ---------
        Net cash provided by
        operating activities                           18,829            16,839
                                                      -------         ---------

Cash flows from investing activities:
 Purchase of held-to-maturity securities                    -          (241,182)
 Proceeds from held-to-maturity
     securities                                             -           207,691
 Purchase of available-for-sale securities             (4,875)           (5,491)
 Proceeds from sale of available-for-sale
     securities                                         5,525             5,491
 Purchase of property and related assets              (30,950)          (31,470)
 Payments for covenants not to compete                      -                (5)
                                                      -------         ---------
        Net cash used by
        investing activities                          (30,300)          (64,966)
                                                      -------         ---------

Cash flows from financing activities:
 Principal payments on notes payable                  (14,416)          (14,032)
 Proceeds from notes payable                           41,250            76,500
 Loan costs                                                 -              (905)
 Repurchase of OP units                                  (116)                -
 Cash distributions                                    (8,723)           (8,365)
 Limited partners' cash distributions                  (7,183)           (6,838)
                                                      -------           -------
        Net cash provided by financing
        activities                                     10,812            46,360
                                                      -------           -------

Net decrease in cash                                     (659)           (1,767)
Cash and cash equivalents at beginning of
   period                                               7,089             4,086
                                                      -------           -------
Cash and cash equivalents at end of period            $ 6,430           $ 2,319
                                                      =======           -------

Supplemental cash flow information:
   Interest paid                                      $ 5,935           $ 3,279
   Taxes paid                                             136               303

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     a)   Organization
          ------------

          National Golf Properties, Inc. (the "Company") owns substantially all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"). The Operating Partnership has an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

          The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

          The accompanying consolidated financial statements for the three and six months ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

          Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

(2)  Property
     --------

     During the six months ended June 30, 1996, the Company purchased four golf courses for an aggregate initial investment of approximately $25 million. Each golf course was purchased from an unaffiliated third party. The acquisition has been accounted for utilizing the purchase method of accounting, and accordingly, the acquired asset is included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses, except for Paradise Hills, are leased to American Golf Corporation ("AGC") pursuant to long-term triple net leases. Paradise Hills is leased to Golf Enterprises, Inc. pursuant to a long-term triple net lease.


                                                             Initial
      Date            Course Name        Location           Investment
      ----            -----------        --------           ----------
                                                            (In thousands)

      1/12/96         Golden Oaks        Fleetwood,
                      Country Club       Pennsylvania       $ 5,665

      4/9/96          Paradise Hills     Albuquerque,
                      Golf Course        New Mexico           5,530

      4/30/96         Seven Springs      Chesapeake,
                      Country Club       Virginia             3,811

      5/9/96          SeaCliff Country   Huntington
                      Club               Beach,
                                         California          10,032
                                                            -------
           Total Initial Investment                         $25,038
                                                            =======

(3)  Investments
     -----------

                                     June 30, 1996
                                     --------------
                                     Cost    Market    Maturity
                                     ----    ------    --------
                                     (In thousands)
Available-for-sale
securities:

Commercial Paper                     $159     $159     07/1996


     During the six months ended June 30, 1996, available-for-sale securities were sold resulting in proceeds of approximately $5.5 million.

(4)  Notes Payable
     -------------

     The Company has a $40 million credit facility, which terminates on September 1, 1996, bearing interest at a floating rate, from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of $40 million under this credit facility as of June 30, 1996, representing an increase of $28 million from December 31, 1995. In addition, during the quarter the Company paid off mortgage indebtedness of $785,000.

(5)  Lease Rental Agreements
     -----------------------

     The minimum rent for the first year for each golf course under the leases is initially set at a fixed amount. Thereafter, with respect to the leases for the initial portfolio of golf courses at the time of the completion of the Company's initial public stock offering on August 18, 1993 (the "Offering"), minimum rent will be increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these leases, percentage rent will be paid to the Company each year in the amount, if any, by which the sum of 35% of course revenue in excess of a baseline amount plus 5% of other revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such leases. Generally, for the leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of course revenue and other revenue. The minimum base rent under these leases will be increased for specified years during the lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. On an interim basis, percentage rent is recognized taking into consideration the seasonality of the golf courses. Such percentage rent income for the six months ended June 30, 1996 and 1995 was approximately $2,620,000 and $1,855,000, respectively.

     (6)  Pro Forma Financial Information
          -------------------------------

          The pro forma financial information set forth below is presented as if the 1996 acquisitions (Note 2) had been consummated as of January 1, 1996 and 1995.

          The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1996 and 1995, nor does it purport to represent the results of operations for future periods.

                                                      For the six
                                                         months
     (In thousands, except per share amounts)         ended June 30,
     ---------------------------------------          --------------
                                                   1996           1995
                                                   ----           ----
     Total revenues                               $27,602       $25,177
     Net income                                   $ 6,454       $ 7,355
     Net income per weighted
       average common share                       $  0.61       $  0.69

     (7)  Other Data
          ----------

          AGC is the lessee of all but two of the golf course properties in the Company's portfolio at June 30, 1996. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements with golf course owners. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

          The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                June 30,            December 31,
                                                 1996                     1995
                                                 ----                     ----

                                                        In thousands
                                                        ------------
          Current assets                         $ 64,573             $ 47,384
          Non-current assets                       92,120               96,771
                                                 --------             --------
             Total assets                        $156,693             $144,155
                                                 ========             ========

          Current liabilities                    $ 52,393             $ 36,478
          Long-term liabilities                    33,501             $ 42,394
          Minority interest                           559                  681
          Stockholders' equity                     70,240               64,602
                                                 --------             --------
          Total liabilities and
           stockholders' equity                  $156,693             $144,155
                                                 ========             ========

                                         For the six months
                                           ended June 30,
                                         -------------------
                                        1996             1995
                                        ----             ----
          Total revenues                $205,777         $169,771
                                        ========         ========

          Net income                    $ 11,626         $  6,563
                                        ========         ========


          Total revenues from golf course operations and management agreements for AGC increased by $36 million, or 21.2%, to $205.8 million for the six months ended June 30, 1996 compared to $169.8 million for the six months ended June 30, 1995. The increase in revenues was primarily attributable to the addition of 14 new lease agreements.

          Net income increased by $5 million, to $11.6 million for the six months ended June 30, 1996 compared to $6.6 million for the corresponding six months of 1995. The increase in net income was primarily due to the seasonal nature of AGC's business in that the weather during the six months ended June 30, 1996 was less severe than the corresponding months in 1995.

     (8)  Subsequent Events
          -----------------

          On July 1, 1996, the Company exercised the options to acquire the option golf courses. The aggregate purchase price for the option golf courses was approximately $31.6 million. In addition, the purchase price was payable in part with approximately $4.8 million in cash that was paid to AGC as reimbursement for its cost of constructing a clubhouse on one of the option golf courses and an additional nine holes on another option golf course, as well as approximately 61,000 units of limited partnership interest in the Operating Partnership (the "OP Units") that were issued to David G. Price and Richard C. Price and the refinancing of approximately $25.2 million in assumed debt. The Company leased the golf courses to AGC, pursuant to long-term triple net leases.

          The Operating Partnership placed $75 million of fixed rate, uncollaterized notes due 2006 with a group of institutional investors. The notes will be issued in two series. The first note series in the amount of $40 million was issued with a fixed interest rate of 7.9%, and the second note series in the amount of $35 million will be issued, at the Company's option within eight months of the first note series, with a fixed interest rate of 8%. The Operating Partnership applied the net proceeds from the $40 million notes to repay bank debt of $37.5 million and to help finance the acquisition of Sweetwater Country Club.

          Also, on July 1, 1996, the Company purchased Sweetwater Country Club in Sugar Land, Texas for approximately $11.9 million. The Company leased the golf course to Cobblestone Golf Group, Inc., pursuant to a long-term triple net lease.

          On July 10, 1996, the Company purchased Colonial Charters Golf Course in Longs, South Carolina for approximately $4.8 million. The Company leased the golf course to The Links Group, Inc., pursuant to a long-term triple net lease.

          On July 17, 1996, the Board of Directors declared a distribution of $.41 per share for the quarter ended June 30, 1996 to stockholders of record on July 29, 1996, which distribution will be paid on August 15, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
- --------

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The discussion of the results of operations compares the three months ended June 30, 1996 with the three months ended June 30, 1995 and the six months ended June 30, 1996 with the six months ended June 30, 1995.

Results of Operations
- ---------------------

Comparison of the three months ended June 30, 1996 to the three months ended June 30, 1995

Net income increased by $41,000 to $3,339,000 for the three months ended June 30, 1996 compared to $3,298,000 for the three months ended June 30, 1995. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $2,424,000; (ii) an increase in general and administrative expense of approximately $371,000; (iii) an increase in depreciation and amortization expense of approximately $903,000; (iv) an increase in interest income from affiliates of approximately $179,000; and (v) an increase in interest expense of approximately $1,294,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of ten golf course properties subsequent to June 30, 1995, which accounted for approximately $2,040,000 of the increase; (ii) a full quarter of rent in 1996 on one golf course property acquired in the second quarter of 1995, which accounted for approximately $108,000 of the increase; (iii) the increase in percentage rents under the leases with respect to the golf course properties owned at March 31, 1995, which accounted for approximately $77,000 of the increase; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at March 31, 1995, which accounted for approximately
$199,000 of the increase.

The increase in depreciation and amortization expense was due to (i) the acquisition of ten golf course properties subsequent to June 30, 1995 and (ii) a full quarter of depreciation expense in 1996 on one golf course property acquired in the second quarter of 1995.

The rent revenue from the second quarter acquisitions of three golf course properties represented approximately $554,000 of the total rent revenue of $13.8 million. The depreciation and amortization expense for these acquisitions represented approximately $151,000 of the total depreciation and amortization expense of $4.2 million.

The increase in general and administrative expense was primarily attributable to: (i) additional costs associated with the 1995 year end financial reporting requirements and (ii) a payment made to a former employee. The increase in interest income from affiliates was due to additional interest earned based on growth in revenues over a specified baseline amount from each option golf course collateralizing the participating mortgage loans. The increase in interest expense was primarily attributable to: (i) the $50 million fixed rate, unsecured notes issued in June 1995 and (ii) the increase in outstanding advances under the $40 million credit facility.

Comparison of the six months ended June 30, 1996 to the six months ended June 30, 1995

Net income decreased by $1,090,000 to $6,373,000 for the six months ended June 30, 1996 compared to $7,463,000 for the six months ended June 30, 1995. The net decrease was primarily attributable to : (i) an increase in rent revenue of approximately $4,930,000; (ii) a decrease in gain on sale of property of approximately $1,911,000; (iii) an increase in general and administrative expense of approximately $554,000; (iv) an increase in depreciation and amortization expense of approximately $1,861,000; (v) an increase in interest expense of approximately $2,603,000; and (vi) a decrease in income applicable to minority interest of approximately $937,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of ten golf course properties subsequent to June 30, 1995, which accounted for approximately $3,555,000 of the increase; (ii) a full six months of rent in 1996 on five golf course properties acquired in the first six months of 1995, which accounted for approximately $801,000 of the increase; (iii) the increase in percentage rents under the leases with respect to the golf course properties owned at December 31, 1994, which accounted for approximately $339,000 of the increase; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1994, which accounted for approximately $235,000 of the increase.

For the six months ended June 30, 1995, the Company recognized a gain of approximately $1.9 million on the sale of Hidden Hills Country Club. During the six months ended June 30, 1996, the Company recognized a gain on the sale of Wootton Bassett Golf Club of $25,000.

Wootton Bassett Golf Club was sold for approximately $2 million. The Company provided seller financing in the form of a mortgage loan in the amount of approximately $900,000 at an interest rate of 6% per annum.

The increase in general and administrative expense was primarily attributable to: (i) additional costs associated with the 1995 year end financial reporting requirements and (ii) a payment made to a former employee.

The increase in depreciation and amortization expense was due to: (i) the acquisition of ten golf course properties subsequent to June 30, 1995 and (ii) a full six months of depreciation expense in 1996 on five golf course properties acquired in the first six months of 1995.

The rent revenue from the 1996 acquisitions of four golf course properties represented approximately $814,000 of the total rent revenue of $26.9 million. The depreciation and amortization expense for these acquisitions represented approximately $270,000 of the total depreciation and amortization expense of $8.3 million.

The increase in interest expense was primarily attributable to: (i) the $50 million fixed rate, unsecured notes issued in June 1995 and (ii) the increase in outstanding advances under the $40 million credit facility.

The decrease in income applicable to minority interest was due to the limited partners of the Operating Partnership being allocated in 1995 approximately $900,000 of the $1.9 million gain on the sale of Hidden Hills Country Club.


Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had approximately $6.6 million in cash and investments, participating mortgage loans of approximately $25.2 million, mortgage loans of approximately $3.2 million, mortgage indebtedness of approximately $25.4 million and unsecured indebtedness of approximately $144.7 million. The $170.1 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.03%, is payable either quarterly or semi-annually and matures between 1996 and 2008. Of the $170.1 million of debt, $130.1 million is fixed rate debt.

In order to maintain its qualification as a real estate investment trust ("REIT") for federal income tax purposes, the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect funds from operations and will influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the leases with respect to the golf courses; and (iii) any payment to the Company of percentage rent under the leases with respect to the golf courses. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly. Amounts accumulated for distribution will be invested by the Company in short-term money market instruments and marketable securities.

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired subsequent to the Offering through July 25, 1996, the Company is required under the leases to make various remaining capital improvements totaling approximately $8.2 million, of which approximately $7.4 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases (15 to 20 years), the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or OP Units as consideration for such purchases. The Operating Partnership placed $75 million of fixed rate, uncollaterized notes due 2006 with a group of institutional investors. The notes will be issued in two series. The first note series in the amount of $40 million was issued with a fixed interest rate of 7.9%, and the second note series in the amount of $35 million will be issued, at the Company's option within eight months of the first note series, with a fixed interest rate of 8%. The Operating Partnership applied the net proceeds from the $40 million notes to repay bank debt of $37.5 million and to help finance the acquisition of Sweetwater Country Club. The Company currently has a $40 million credit facility, which terminates on September 1, 1996, bearing interest at a floating rate, from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of $12.3 million and $40 million under this credit facility, bearing interest at a weighted average rate of 7.28% and 7.34%, as of July 25, 1996 and June 30, 1996, respectively.

On February 2, 1996, the Company executed a definitive agreement to purchase 20 golf courses from Golf Enterprises, Inc. ("GEI") for a purchase price of $58 million, payable at closing, at the Company's option, either $58 million in cash or a combination of approximately $17.2 million in cash and approximately $40.8 million in Company common stock (based on an average trading price of such stock prior to closing, subject to certain limitations). The Company will not be required to issue more than 2,128,000 shares nor less than 1,418,666 shares in the acquisition. The 20 golf courses will be leased to AGC. The terms are substantially similar to the terms of the leases entered into with AGC subsequent to the Offering. The Company will exercise its option to pay the purchase price for the 20 golf courses in cash and stock, and does not expect that payment of such purchase price will have an adverse impact on the Company's ability to meet its liquidity requirements. At July 25, 1996, on a pro forma basis after giving effect to such purchase, the Company would have had approximately $10.5 million available under its existing credit facility.

For the period January 1, 1996 through July 25, 1996, the Company purchased 11 golf courses for an aggregate initial investment of approximately $73.3 million (including the $31.6 million purchase of four golf courses upon which the Company previously held participating mortgages), which investment was financed by $21 million of cash from operations; $23.1 million of advances under the Company's credit facility; $2.5 million of the $40 million first note series issued in July 1996; approximately 61,000 OP Units; and the refinancing of approximately $25.2 million in assumed debt. In addition, the Company has three golf courses under purchase contracts for an aggregate initial investment of approximately $14.5 million.

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

Other Data
- ----------

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

The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted revisions to the definition of funds from operations. The Company has also adopted the new definition of funds from operations. It intends to present both the old and new definitions of funds from operations to help comparisons with prior periods of the Company. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations, based on the old and new definitions, for the six months ended June 30, 1996 and 1995.


                                                              Six months ended
                                                                  June 30,
                                                                  -------
                                                               (In thousands)

                                                            1996        1995
                                                            ----        ----

Net income                                                  $ 6,373     $ 7,463
Minority interest                                             5,451       6,366
Depreciation and amortization                                 8,298       6,369
Amortization - restricted stock                                 496         472
Gain on sale of property                                        (25)     (1,936)
Write off of option payable                                       -        (100)
                                                            -------     -------
Funds from operations - old definition                       20,593      18,634

Amortization - restricted stock                                (496)       (472)
Amortization - loan costs                                       (60)       (123)
Depreciation - corporate                                        (24)        (20)
                                                            -------     -------
Funds from operations - new definition                       20,013      18,019

Company's share of funds from operations                       53.9%      53.88%
                                                            -------     -------
Company's funds from operations - new
  definition                                                $10,787     $ 9,709
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

Inflation
- ---------

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

Seasonality
- -----------

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

                         PART II.   Other Information

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

(a) 10.1 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey South, Canyon Oaks,Capitol City, Binks Forest, Port Royal, Shipyard, Sugar Ridge, Wildhorse, Goshen Plantation, Hickory Heights, River's Edge, Berry Creek, Creekside, Honey Bee, Wood Ranch, Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf, Golden Oaks, Seven Springs, SeaCliff, Ancala, Arrowhead, Black Lake and Painted Desert; and Form of Lease Agreement between the Company and Cobblestone Golf Group, Inc. with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated February 29, 1996)

    11.1  Statement regarding computation of per share earnings

   (b)  During the quarter no reports on Form 8-K were filed by the Company.

                                  Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        National Golf Properties, Inc.



Date:  July 25, 1996                    By:   /s/ EDWARD R. SAUSE
                                              --------------------------
                                              Edward R. Sause
                                              Executive Vice President
                                              & Chief Financial Officer

                                 EXHIBIT INDEX

                                                                   Sequentially
Exhibit                                                              Numbered
Number                           Description                           Page
- -------                          -----------                       ------------

10.1 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli,
               Summitpointe, Lake Wilderness, Links at
               Northfork, Hershey, Hershey South, Canyon
               Oaks,Capitol City, Binks Forest, Port Royal,
               Shipyard, Sugar Ridge, Wildhorse, Goshen
               Plantation, Hickory Heights, River's Edge,
               Berry Creek, Creekside, Honey Bee, Wood Ranch,
               Monterey, Palm Valley, Ruffled Feathers, Upland
               Hills, Oregon Golf, Golden Oaks, Seven Springs,
               SeaCliff, Ancala, Arrowhead, Black Lake and
               Painted Desert; and Form of Lease Agreement between the Company and Cobblestone Golf Group,
               Inc. with respect to the Carmel Mountain golf course and the Sweetwater golf course
               (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated
               February 29, 1996)

11.1 Statement regarding computation of per share earnings

27             Financial Data Schedule