Form 10-Q
period 1996-09-30
NATIONAL GOLF PROPERTIES INC
filed 1996-11-06
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X___     No___


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,291,720 shares of common stock, $.01 par value, as of October 25, 1996

                        NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                   Page
                                                                                   ----
Part I.                Financial Information

   Item 1.             Financial Statements

                       Consolidated Balance Sheets of National
                       Golf Properties, Inc. as of September 30,
                       1996 and December 31, 1995                                   3

                       Consolidated Statements of Operations of
                       National Golf Properties, Inc. for the
                       three months ended September 30, 1996 and
                       1995                                                         4

                       Consolidated Statements of Operations of
                       National Golf Properties, Inc. for the
                       nine months ended September 30, 1996 and
                       1995                                                         5

                       Consolidated Statements of Cash Flows of
                       National Golf Properties, Inc. for the
                       nine months ended September 30, 1996 and
                       1995                                                         6

                       Notes to Consolidated Financial Statements                   7


   Item 2.             Management's Discussion and Analysis of
                       Financial Condition and Results of Operations               12

Part II.               Other Information                                           18

                       Exhibit Index                                               21


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                           SEPTEMBER 30,    DECEMBER 31,
                                                1996            1995
                                        ----------------  ----------------
ASSETS
PROPERTY
  LAND                                     $ 62,876         $ 51,909
  BUILDINGS                                 142,713          108,120
  GROUND IMPROVEMENTS                       253,863          168,872
  FURNITURE, FIXTURES AND EQUIPMENT          28,338           26,646
  CONSTRUCTION IN PROGRESS                   11,274            6,521
                                           --------          -------
                                            499,064          362,068
  LESS:  ACCUMULATED DEPRECIATION           (71,243)         (58,787)
                                           --------         --------
       NET PROPERTY                         427,821          303,281
CASH AND CASH EQUIVALENTS                     9,775            7,089
INVESTMENTS                                     481              809
MORTGAGE NOTES RECEIVABLE                     2,983           27,441
DUE FROM AFFILIATES                             610                -
OTHER ASSETS                                  9,329            9,347
                                           --------         --------
       TOTAL ASSETS                        $450,999         $347,967
                                           ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
NOTES PAYABLE                              $207,329         $143,176
ACCOUNTS PAYABLE AND OTHER LIABILITIES        5,343            2,077
DUE TO AFFILIATES                                 -            1,807
                                            -------         --------
       TOTAL LIABILITIES                    212,672          147,060
                                            -------         --------
MINORITY INTEREST                            21,752           23,000
                                            -------         --------

STOCKHOLDERS' EQUITY:
PREFERRED STOCK, $.01 PAR VALUE,
 5,000,000 SHARES AUTHORIZED -
 NONE ISSUED                                      -               -

COMMON STOCK, $.01 PAR VALUE,
 40,000,000 SHARES AUTHORIZED,
 12,250,820 AND 10,621,975 SHARES
 ISSUED AND OUTSTANDING AT SEPTEMBER
 30, 1996 AND DECEMBER 31, 1995,
 RESPECTIVELY                                   123             106
ADDITIONAL PAID IN CAPITAL                  220,350         181,730
ACCUMULATED DEFICIT                          (1,360)         (1,360)
UNAMORTIZED RESTRICTED STOCK
 COMPENSATION                                (2,538)         (2,569)
                                            -------          ------
       TOTAL STOCKHOLDERS' EQUITY           216,575         177,907
                                            -------         -------
       TOTAL LIABILITIES AND
         STOCKHOLDERS' EQUITY              $450,999        $347,967
                                           ========        ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                             FOR THE THREE         FOR THE THREE
                                              MONTHS ENDED          MONTHS ENDED
                                           SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                           -------------------   -------------------

REVENUES:
  RENT FROM AFFILIATES                           $15,448               $11,659
  RENT                                               586                   183
                                                 -------               -------
     TOTAL REVENUES                               16,034                11,842
                                                 -------               -------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                       1,062                 1,268
  DEPRECIATION AND AMORTIZATION                    5,154                 3,558
                                                 -------               -------
     TOTAL EXPENSES                                6,216                 4,826
                                                 -------               -------

  OPERATING INCOME                                 9,818                 7,016

OTHER INCOME  (EXPENSE):
  INTEREST INCOME FROM AFFILIATES                      -                   866
  INTEREST INCOME                                    141                   492
  OTHER INCOME                                        59                     -
  INTEREST EXPENSE                                (3,900)               (2,708)
                                                 -------               -------
INCOME BEFORE PROVISION FOR TAXES AND
 MINORITY INTEREST                                 6,118                 5,666
PROVISION FOR TAXES                                  (92)                  (88)
                                                 -------               -------
INCOME BEFORE MINORITY INTEREST                    6,026                 5,578
INCOME APPLICABLE TO MINORITY INTEREST            (2,625)               (2,585)
                                                 -------               -------
NET INCOME                                       $ 3,401               $ 2,993
                                                 =======               =======
NET INCOME PER COMMON SHARE                      $  0.29               $  0.28
                                                 =======               =======


WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 AND COMMON STOCK EQUIVALENTS                     11,829                10,647
                                                 =======               =======


DISTRIBUTION DECLARED PER COMMON SHARE           $  0.42               $  0.41
 OUTSTANDING  (NOTE 9)                           =======               =======


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               FOR THE NINE              FOR THE NINE
                                               MONTHS ENDED              MONTHS ENDED
                                            SEPTEMBER 30, 1996         SEPTEMBER 30, 1995
                                          ---------------------   --------------------------
REVENUES:
  RENT FROM AFFILIATES                           $42,006               $33,436
  RENT                                               961                   409
  GAIN ON SALE OF PROPERTY                            25                 1,936
                                                 -------               -------
     TOTAL REVENUES                               42,992                35,781
                                                 -------               -------

EXPENSES:
  GENERAL AND ADMINISTRATIVE                       3,676                 3,329
  DEPRECIATION AND AMORTIZATION                   13,452                 9,995
                                                 -------               -------
     TOTAL EXPENSES                               17,128                13,324
                                                 -------               -------

  OPERATING INCOME                                25,864                22,457

OTHER INCOME (EXPENSE):
  INTEREST INCOME FROM AFFILIATES                  1,682                 2,299
  INTEREST INCOME                                    316                   975
  OTHER INCOME                                       164                   103
  INTEREST EXPENSE                                (9,973)               (6,178)
                                                 -------               -------
INCOME BEFORE PROVISION FOR TAXES AND
 MINORITY INTEREST                                18,053                19,656
PROVISION FOR TAXES                                 (203)                 (227)
                                                 -------               -------
INCOME BEFORE MINORITY INTEREST                   17,850                19,429
INCOME APPLICABLE TO MINORITY INTEREST            (8,076)               (8,973)
                                                 -------               -------
NET INCOME                                       $ 9,774               $10,456
                                                 =======               =======

NET INCOME PER COMMON SHARE                      $  0.88               $  0.98
                                                 =======               =======

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
 AND COMMON STOCK EQUIVALENTS                     11,072                10,634
                                                 =======               =======

DISTRIBUTION DECLARED PER COMMON SHARE
 OUTSTANDING  (NOTE 9)                           $  1.24               $1.1975
                                                 =======               =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                              FOR THE NINE          FOR THE NINE
                                              MONTHS ENDED          MONTHS ENDED
                                           SEPTEMBER 30, 1996    SEPTEMBER 30, 1995
                                           -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                    $  9,774             $  10,456
  ADJUSTMENTS TO RECONCILE NET INCOME
   TO NET CASH PROVIDED BY
   OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                13,452                 9,995
     AMORTIZATION OF RESTRICTED STOCK                768                   707
     MINORITY INTEREST IN EARNINGS                 8,076                 8,973
     GAIN ON SALE OF PROPERTY                        (25)               (1,936)
     OTHER ADJUSTMENTS                                84                  (101)
     CHANGES IN ASSETS AND LIABILITIES:
       OTHER ASSETS                                 (324)                 (586)
       ACCOUNTS PAYABLE AND OTHER
        LIABILITIES                                3,330                 1,407
       DUE FROM/TO AFFILIATES                     (2,112)               (1,382)
                                                --------             ---------
          NET CASH PROVIDED BY
           OPERATING ACTIVITIES                   33,023                27,533
                                                ========             =========

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF HELD-TO-MATURITY
   SECURITIES                                          -              (315,775)
  PROCEEDS FROM HELD-TO-MATURITY
   SECURITIES                                          -               305,213
  PURCHASE OF AVAILABLE-FOR-SALE
   SECURITIES                                     (5,344)               (5,491)
  PROCEEDS FROM SALE OF AVAILABLE-FOR-
   SALE SECURITIES                                 5,672                 5,491
  PROCEEDS FROM MORTGAGE LOANS                    25,395                     -
  PURCHASE OF PROPERTY AND RELATED
   ASSETS                                        (71,931)              (52,031)
  PROCEEDS FROM SALE OF PROPERTY
   AND RELATED ASSETS                              1,078                     -
  PAYMENTS FOR COVENANTS NOT TO COMPETE                -                    (5)
                                                --------             ---------
          NET CASH USED BY INVESTING
           ACTIVITIES                            (45,130)              (62,598)
                                                --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  PRINCIPAL PAYMENTS ON NOTES PAYABLE            (60,983)              (14,095)
  PROCEEDS FROM NOTES PAYABLE                     99,759                76,500
  LOAN COSTS                                        (406)                 (905)
  REPURCHASE OF OP UNITS                            (116)                    -
  PROCEEDS FROM STOCK OPTIONS EXERCISED              428                     -
  CASH DISTRIBUTIONS                             (13,090)              (12,547)
  LIMITED PARTNERS' CASH DISTRIBUTIONS           (10,799)              (10,276)
                                                --------             ---------
          NET CASH PROVIDED BY
           FINANCING ACTIVITIES                   14,793                38,677
                                                --------             ---------


NET INCREASE IN CASH                               2,686                 3,612
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                         7,089                 4,086
                                                --------             ---------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                         $  9,775             $   7,698
                                                ========             =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  INTEREST PAID                                 $  7,008             $   3,757
  TAXES PAID                                         242                   374

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

     The accompanying consolidated financial statements for the three and nine months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1995 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

(2)  Property
     --------

     During the nine months ended September 30, 1996, the Company purchased 31 golf courses for an aggregate initial investment of approximately $133.4 million (including the $59.9 million purchase of 20 golf courses from Golf Enterprises, Inc. ("GEI") and the $31.6 million purchase of four golf courses upon which the Company previously held participating mortgages). All but four golf courses were purchased from unaffiliated third parties. Each of the acquisitions has been accounted for utilizing the purchase method of accounting, and accordingly, the acquired asset is included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses, except for Sweetwater Country Club and Colonial Charters Golf Course, are leased to American Golf Corporation ("AGC") pursuant to long-term triple net leases. Sweetwater is leased to Cobblestone Golf Group, Inc. pursuant to a long-term triple net lease. Colonial Charters Golf Course is leased to The Links Group, Inc. pursuant to a long-term triple net lease. Prior to the acquisition of 20 golf courses from GEI, Paradise Hills Golf Course was leased to GEI pursuant to a long-term triple net lease. As of the closing of the transaction with GEI, the lease was terminated and a new lease was entered with AGC.


 Acquisition                                                             Initial
    Date         Course Name               Location                     Investment
-------------    -----------               -------------------       ------------------------
                                                                      (In thousands)
  1/11/96        Golden Oaks               Fleetwood,
                 Country Club              Pennsylvania              $   5,665

  4/9/96         Paradise Hills            Albuquerque,
                 Golf Course               New Mexico                    5,530

  4/30/96        Chesapeake Golf           Chesapeake,
                 Club                      Virginia                      3,811

  5/9/96         SeaCliff Country          Huntington Beach,
                 Club                      California                   10,032

  7/1/96         Ancala Country            Scottsdale,
                 Club                      Arizona                       8,526

                 Arrowhead Country         Glendale,
                 Club                      Arizona                       6,001

                 Black Lake                Nipomo,
                 Golf Course               California                   11,043

                 Painted Desert            Las Vegas,
                 Golf Course               Nevada                        6,096

                 Sweetwater                Sugarland,
                 Country Club              Texas                        11,990

  7/10/96        Colonial Charters         Longs,
                 Golf Course               South Carolina                4,792

  7/31/96        GEI Courses                                            59,899
                                                                 -------------

                 Total Initial Investment                            $ 133,385
                                                                 =============


(3)  Investments
     -----------

                                               September 30, 1996
                                               ------------------
                                                  Cost    Market    Maturity
                                                  ____    ______    ________
                                                   (In thousands)
     Available-for-sale
     securities:
     Commercial Paper                           $  481   $  481     10/1996


     During the nine months ended September 30, 1996 and 1995, available-for-sale securities were sold resulting in proceeds of approximately $5.7 million and $5.5 million, respectively.

(4)  Notes Payable
     -------------

     The Operating Partnership placed $75 million of fixed rate, uncollaterized notes due 2006 with a group of institutional investors. The notes will be issued in two series. The first note series in the amount of $40 million was issued with a fixed interest rate of 7.9%, and the second note series in the amount of $35 million will be issued, at the Company's option within eight months of the first note series, with a fixed interest rate of 8%. The Operating Partnership received the $40 million first note series on July 1, 1996. The Operating Partnership applied the net proceeds from the $40 million notes to repay bank debt of $37.5 million and to partially finance the acquisition of Sweetwater Country Club.

     The Company has a $40 million credit facility, which terminates on December 1, 1996, bearing interest at a floating rate, from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of approximately $37.3 million under this credit facility as of September 30, 1996, representing an increase of approximately $25.3 million from December 31, 1995.

(5)  Lease Rental Agreements
     -----------------------

     The minimum rent for the first year for each golf course under the leases is initially set at a fixed amount. Thereafter, with respect to the leases for the initial portfolio of golf courses at the time of the completion of the Company's initial public stock offering on August 18, 1993 (the "Offering"), minimum rent will be increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these leases, percentage rent will be paid to the Company each year in the amount, if any, by which the sum of 35% of course revenue in excess of a baseline amount plus 5% of other revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such leases. Generally, for the leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of course revenue and other revenue. The minimum base rent under these leases will be increased for specified years during the lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. On an interim basis, percentage rent is recognized taking into consideration the seasonality of the golf courses. Such percentage rent income for the nine months ended September 30, 1996 and 1995 was approximately $3,886,000 and $2,864,000, respectively.

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

                                                  For the nine
(In thousands, except per share amounts)   months ended September 30,
----------------------------------------   --------------------------
                                               1996          1995
                                           ------------   -----------

Total revenues                                  $49,619       $45,868
Net income                                      $10,100       $10,581
Net income per weighted average common          $  0.82       $  0.87
 share
Weighted average number of common stock
 and common stock equivalents                    12,300        12,212


(7)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the nine months ended September 30, 1996 include
     (i) approximately $40.8 million of golf course acquisitions which were financed by the issuance of 1,577,820 shares of Company common stock; (ii) the refinancing of approximately $25.2 million in assumed debt; (iii) approximately $1.9 million in capital improvements accrued but not paid;
     (iv) approximately $1.5 million of golf course acquisitions which were financed by the issuance of 61,339 OP Units; and (v) approximately $900,000 in seller financing related to the sale of Wootton Bassett Golf Club by the Company.

(8)  Other Data
     ----------

     AGC is the lessee of all but four of the golf course properties in the Company's portfolio at September 30, 1996. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements with golf course owners. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                           September 30,        December 31,
                                               1996                 1995
                                        ----------------    ----------------
                                                     (In thousands)

Current assets                                  $ 73,300            $ 47,384
Non-current assets                               128,442              96,771
                                                --------            --------

  Total assets                                  $201,742            $144,155
                                                ========            ========

Current liabilities                             $ 51,109            $ 36,478
Long-term liabilities                             69,441              42,394
Minority interest                                    633                 681
Stockholders' equity                              80,559              64,602
                                                --------            --------

Total liabilities and stockholders'
 equity                                         $201,742            $144,155
                                                ========            ========


                                                 For the nine months ended
                                                        September 30,
                                               ------------------------------
                                                 1996                  1995
                                               --------              --------
                                                        (In thousands)
Total revenues                                  $339,069            $278,907
                                                ========            ========

Net income                                      $ 21,945            $ 14,353
                                                ========            ========

     Total revenues from golf course operations and management agreements for AGC increased by $60.2 million, or 21.6%, to $339.1 million for the nine months ended September 30, 1996 compared to $278.9 million for the nine months ended September 30, 1995. The increase in revenues was primarily attributable to the addition of 33 new lease agreements and three management agreements.

     Net income increased by $7.5 million, to $21.9 million for the nine months ended September 30, 1996 compared to $14.4 million for the corresponding nine months of 1995. The increase in net income was primarily due to favorable weather conditions during the nine months ended September 30, 1996 compared to poor weather conditions, particularly the southwestern United States, during the corresponding months in 1995.

(9)  Subsequent Events
     -----------------

     On October 8, 1996, the Board of Directors declared a distribution of $.42 per share for the quarter ended September 30, 1996 to stockholders of record on October 31, 1996, which distribution will be paid on November 15, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The discussion of the results of operations compares the three months ended September 30, 1996 with the three months ended September 30, 1995 and the nine months ended September 30, 1996 with the nine months ended September 30, 1995.

Results of Operations
---------------------

Comparison of the three months ended September 30, 1996 to the three months ended September 30, 1995

Net income increased by $408,000 to $3,401,000 for the three months ended September 30, 1996 compared to $2,993,000 for the three months ended September 30, 1995. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $4,192,000; (ii) an increase in depreciation and amortization expense of approximately $1,596,000; (iii) a decrease in interest income from affiliates of approximately $866,000; and (iv) an increase in interest expense of approximately $1,192,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 34 golf course properties subsequent to September 30, 1995, which accounted for approximately $3,634,000 of the increase; (ii) a full quarter of rent in 1996 on three golf course properties acquired in the third quarter of 1995, which accounted for approximately $164,000 of the increase; (iii) the increase in percentage rents under the leases with respect to the golf course properties owned at June 30, 1995, which accounted for approximately $184,000 of the increase; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at June 30, 1995, which accounted for approximately $210,000 of the increase.

The increase in depreciation and amortization expense was due to: (i) the acquisition of 34 golf course properties subsequent to September 30, 1995 and
(ii) a full quarter of depreciation expense in 1996 on three golf course properties acquired in the third quarter of 1995.

The rent revenue from the third quarter acquisitions of 27 golf course properties represented approximately $2,353,000 of the total rent revenue of $16 million. The depreciation and amortization expense for these acquisitions represented approximately $961,000 of the total depreciation and amortization expense of $5.2 million.

The decrease in interest income from affiliates was due to the retirement of the participating mortgages. The increase in interest expense was primarily attributable to: (i) the $40 million fixed rate, unsecured notes issued in July 1996 and (ii) the increase in outstanding advances under the $40 million credit facility.

Comparison of the nine months ended September 30, 1996 to the nine months ended September 30, 1995

Net income decreased by $682,000 to $9,774,000 for the nine months ended September 30, 1996 compared to $10,456,000 for the nine months ended September 30, 1995. The net decrease was primarily attributable to: (i) an increase in rent revenue of approximately $9,122,000; (ii) a decrease in gain on sale of property of approximately $1,911,000; (iii) an increase in depreciation and amortization expense of approximately $3,457,000; (iv) a decrease in interest income from affiliates of approximately $617,000; and (v) an increase in interest expense of approximately $3,795,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 34 golf course properties subsequent to September 30, 1995, which accounted for approximately $6,106,000 of the increase; (ii) a full nine months of rent in 1996 on eight golf course properties acquired in the first nine months of 1995, which accounted for approximately $1,943,000 of the increase; (iii) the increase in percentage rents under the leases with respect to the golf course properties owned at December 31, 1994, which accounted for approximately $636,000 of the increase; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1994, which accounted for approximately $437,000 of the increase.

For the nine months ended September 30, 1995, the Company recognized a gain of approximately $1.9 million on the sale of Hidden Hills Country Club. During the nine months ended September 30, 1996, the Company recognized a gain of $25,000 on the sale of Wootton Bassett Golf Club.

Wootton Bassett Golf Club was sold for approximately $2 million. The Company provided seller financing in the form of a mortgage loan in the amount of approximately $900,000 at an interest rate of 6% per annum.

The increase in depreciation and amortization expense was due to: (i) the acquisition of 34 golf course properties subsequent to September 30, 1995 and
(ii) a full nine months of depreciation expense in 1996 on eight golf course properties acquired in the first nine months of 1995.

The rent revenue from the 1996 acquisitions of 31 golf course properties represented approximately $3,814,000 of the total rent revenue of $43 million. The depreciation and amortization expense for these acquisitions represented approximately $1.5 million of the total depreciation and amortization expense of $13.5 million.

The decrease in interest income from affiliates was due to the retirement of the participating mortgages. The increase in interest expense was primarily attributable to: (i) the $50 million fixed rate, unsecured notes issued in June 1995; (ii) the $40 million fixed rate, unsecured notes issued in July 1996; and
(iii) the increase in outstanding advances under the $40 million credit facility.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had approximately $10.3 million in cash and investments, mortgage loans of approximately $3 million, mortgage indebtedness of approximately $25.4 million and unsecured indebtedness of approximately $181.9 million. The $207.3 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.03%, is payable either quarterly or semi-annually and matures between 1996 and 2008. Of the $207.3 million of debt, $167.5 million is fixed rate debt.

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

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired subsequent to the Offering through October 25, 1996, the Company is required under the leases to make various remaining capital improvements totaling approximately $15 million, of which approximately $10.3 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases (15 to 20 years), the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or OP Units as consideration for such purchases. The Operating Partnership placed $75 million of fixed rate, uncollaterized notes due 2006 with a group of institutional investors. The notes will be issued in two series. The first note series in the amount of $40 million was issued with a fixed interest rate of 7.9%, and the second note series in the amount of $35 million will be issued, at the Company's option within eight months of the first note series, with a fixed interest rate of 8%. The Operating Partnership received the $40 million first note series on July 1, 1996. The Operating Partnership applied the net proceeds from the $40 million notes to repay bank debt of

$37.5 million and to partially finance the acquisition of Sweetwater Country Club. The Company currently has a $40 million credit facility, which terminates on December 1, 1996, bearing interest at a floating rate, from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of approximately $25.3 million and $37.3 million under this credit facility, bearing interest at a weighted average rate of 7.24% and 7.44%, as of October 25, 1996 and September 30, 1996, respectively.

For the period January 1, 1996 through October 25, 1996 the Company purchased 31 golf courses for an aggregate initial investment of approximately $133.4 million (including the $59.9 million purchase of 20 golf courses from GEI and the $31.6 million purchase of four golf courses upon which the Company previously held participating mortgages), which investment was financed by $22.6 million of cash from operations; $40.8 million of advances under the Company's credit facility; $2.5 million of the $40 million first note series issued in July 1996; the issuance of $1.5 million (61,339) OP Units; the refinancing of approximately $25.2 million in assumed debt; and the issuance of $40.8 million (1,577,820 shares) of Company common stock. In addition, the Company has three golf courses under purchase contracts for an aggregate initial investment of approximately $15 million and one golf course under sale contract.

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

Other Data
----------

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

The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted revisions to the definition of funds from operations. The Company has also adopted the new definition of funds from operations. It intends to present both the old and new definitions of funds from operations to help comparisons with prior periods of the Company. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations, based on the old and new definitions, for the nine months ended September 30, 1996 and 1995.


                                               Nine months ended
                                                 September 30,
                                                 -------------
                                                (In thousands)
                                                1996        1995
                                           ------------  -----------
Net income                                  $ 9,774      $10,456
Minority interest                             8,076        8,973
Depreciation and amortization                13,452        9,995
Amortization - restricted stock                 768          707
Gain on sale of property                        (25)      (1,936)
Write off of option payable                       -         (100)
                                            -------      -------
Funds from operations - old definition       32,045       28,095

Amortization - restricted stock                (768)        (707)
Amortization - loan costs                      (103)        (165)
Depreciation - corporate                        (36)         (32)
                                            -------      -------
Funds from operations - new definition       31,138       27,191

Company's share of funds from operations      54.75%       53.81%
                                            -------      -------

Company's funds from operations - new
 definition                                 $17,048      $14,631
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

Inflation
---------

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

Seasonality
-----------

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on July 25, 1996. The matters voted upon at the meeting were: (i) the approval to issue up to a maximum of 2,128,000 shares of Company common stock as partial consideration for the Company's purchase of 20 golf courses and related assets owned by Golf Enterprises, Inc. ("GEI") pursuant to an Asset Purchase Agreement and Agreement and Plan of Merger dated as of February 2, 1996, as amended, among the Company, GEI Acquisition Corporation and GEI; and (ii) the election of three directors to serve until the 1999 annual meeting of stockholders and until their successors are elected and have qualified.

         The result of the voting for approval of the issuance of up to a maximum of 2,128,000 shares of Company common stock is as follows:


               For:                                           7,434,192
               Against:                                          33,563
               Abstain:                                          49,500
               Broker No Vote:                                2,170,957


         The results of the voting for election of Mr. John C. Cushman, III, Mr. Charles S. Paul and Mr. Edward R. Sause to the Board of Directors are as follows:



                                                             Authority
         Director                      Shares Cast for       Withheld
         ---------------------------   ---------------   -----------------
         Mr. John C. Cushman, III      9,579,270              108,942
         Mr. Charles S. Paul           9,579,338              108,874
         Mr. Edward R. Sause           9,579,138              109,074

         In addition to the above directors, the following directors will continue in office:

         Name                          Term Expires
         ---------------------------   -----------------
         Mr. Richard A. Archer         1997
         Mr. Bruce Karatz              1998
         Mr. David G. Price            1997
         Mr. Richard C. Price          1998

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)10.1 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey South, Canyon Oaks, Capitol City, Binks Forest, Port Royal, Shipyard, Sugar Ridge, Wildhorse, Goshen Plantation, Hickory Heights, River's Edge, Berry Creek, Creekside, Honey Bee, Wood Ranch, Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf, Golden Oaks, Chesapeake, SeaCliff, Ancala, Arrowhead, Black Lake and Painted Desert; and Form of Lease Agreement between the Company and Cobblestone Golf Group, Inc. with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated February 29, 1996).

   11.1  Statement regarding computation of per share earnings

   27    Financial Data Schedule

(b) During the quarter a report on Form 8-K was filed by the Company. The report dated August 13, 1996 reported that the Company completed the purchase of 20 golf courses and related assets from Golf Enterprises, Inc. for a purchase price of $58 million. The consideration consisted of approximately $17.2 million in cash and $40.8 million (1,577,820 shares) of common stock of the Company.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          National Golf Properties, Inc.


Date:  October 25, 1996                   By:  /s/ Edward R. Sause
                                               ___________________
                                               Edward R. Sause
                                               Executive Vice President
                                               & Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                                           Sequentially
Number        Description                         Numbered Page
--------      -----------                         -----------------------------

10.1          Form of Lease Agreement between
              the Company and AGC with respect
              to the following golf courses:
              Southwyck, Dub's Dread,
              Kokopelli, Summitpointe, Lake
              Wilderness, Links at Northfork,
              Hershey, Hershey South, Canyon
              Oaks, Capitol City, Binks
              Forest, Port Royal, Shipyard,
              Sugar Ridge, Wildhorse, Goshen
              Plantation, Hickory Heights,
              River's Edge, Berry Creek,
              Creekside, Honey Bee, Wood
              Ranch, Monterey, Palm Valley,
              Ruffled Feathers, Upland Hills,
              Oregon Golf, Golden Oaks,
              Chesapeake, SeaCliff, Ancala,
              Arrowhead, Black Lake and
              Painted Desert;  and Form of
              Lease Agreement between the
              Company and Cobblestone Golf
              Group, Inc. with respect to the
              Carmel Mountain golf course and
              the Sweetwater golf course
              (incorporated by reference to
              Exhibit 10.3 to the Company's
              Annual Report on Form 10-K dated
              February 29, 1996)

11.1          Statement regarding computation
              of per share earnings

27            Financial Data Schedule