Form 10-K
period 1996-12-31
NATIONAL GOLF PROPERTIES INC
filed 1997-03-20
CIK 905897

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        COMMISSION FILE NUMBER 1-12246

                        NATIONAL GOLF PROPERTIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     MARYLAND                                             95-4549193
    (STATE OF
  INCORPORATION)                             (I.R.S. EMPLOYER IDENTIFICATION NO.)
         2951 28TH STREET, SUITE 3001
               SANTA MONICA, CA                             90405
    (ADDRESS OF
     PRINCIPAL
     EXECUTIVE
     OFFICES)                                             (ZIP CODE)
     1448 15TH
   STREET, SUITE
        200
 SANTA MONICA, CA                                           90404
  (FORMER ADDRESS
   OF PRINCIPAL
     EXECUTIVE
     OFFICES)                                         (FORMER ZIP CODE)

                                (310) 664-4100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                (310) 260-5500
          (FORMER REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

              TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
              -------------------         -----------------------------------------
                 COMMON STOCK                      NEW YORK STOCK EXCHANGE
                $.01 PAR VALUE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of February 18, 1997, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $369.3 million, based upon the closing price ($32.625) on the New York Stock Exchange on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant).

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  12,364,320 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF FEBRUARY 18, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Stockholders to be held May 6, 1997, are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 a) General Development of Business

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

  The Company became the general partner in National Golf Operating Partnership, L.P. (the "Operating Partnership") when the Operating Partnership was formed as a Delaware limited partnership in June 1993. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Royal Golf owns four golf courses on Hilton Head Island, South Carolina. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

  The Company is the sole general partner in the Operating Partnership with a 58.3% interest therein. David G. Price, the Chairman of the Board of Directors of the Company, and entities controlled by him and approximately seven other individuals and personal trusts are the only limited partners of the Operating Partnership (the "OP Limited Partners").

  In 1996, the Company purchased 35 golf courses for an aggregate initial investment of approximately $155 million (including the $60 million purchase of 20 golf courses from Golf Enterprises, Inc. and the $31.6 million purchase of four golf courses upon which the Company previously held participating mortgages), which investment was financed by $27.4 million of cash from operations; $57.6 million of advances under the Company's credit facility; $2.5 million of the $40 million first note series issued in July 1996; the issuance of $1.5 million (61,339) of units of limited partnership interest in the Operating Partnership (the "OP Units"); the assumption of approximately $25.2 million of debt; and the issuance of $40.8 million (1,577,820 shares) of Common Stock. Subsequent to December 31, 1996, the Company purchased two golf courses for an aggregate initial investment of approximately $14.7 million.

  The following diagram depicts the beneficial ownership of the Company, the Operating Partnership and Royal Golf as of February 18, 1997:


     [CHART OF NATIONAL GOLF PROPERTIES AND ITS SUBSIDIARIES APPEARS HERE]


 b) Narrative Description of Business

  The Company is a self-administered REIT specializing in the acquisition and ownership of golf course properties. As of February 18, 1997, the Company's portfolio consisted of the ownership of 116 golf courses (the "Golf Courses") in 106 separate locations in 27 states.

  The Golf Courses include facilities such as clubhouses with restaurants, banquet space, locker rooms and retail pro shops, driving ranges, pools and tennis courts. Services provided at such properties include golf cart rentals, golf and tennis lessons, banquets and tournaments. In order to maintain qualification as a REIT, the Company's income must be derived from certain sources, including rents from real property (and generally excluding income from the operation of a golf course). Accordingly, the Company is generally precluded from operating golf courses and, as a consequence, leases the Golf Courses to experienced and creditworthy golf course operators.

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

  The Company's primary business objective is to maximize stockholder return through the aggressive acquisition of quality golf courses and the subsequent lease of such properties to experienced and creditworthy operators. The Company focuses on the ownership and acquisition of golf course properties that have strong cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's business and operating strategies include:

  .Increasing income and portfolio value by continuing the strategic expansion of its golf course portfolio through the selective acquisition of golf course properties in urban areas or resort locations that demonstrate potential for significant revenue and cash flow increases. For the period August 18, 1993 to December 31, 1996, the Company purchased 70 Golf Courses for an aggregate initial investment of approximately $356.9 million. For the period January 1, 1997 to February 18, 1997, the Company purchased two Golf Courses for approximately $14.7 million.

  .Working with golf course operators on strategies to improve and enhance golf course holdings through proper maintenance and capital improvements.

  .Selecting the best golf course operators for specific locations and course types and structuring favorable leases with those operators under which the operators pay minimum base rent and percentage rent based on revenues and pay substantially all expenses in connection with the operation of the property such as real estate taxes, insurance, utilities and services, maintenance and other operating expenses.

  .Investing in participating mortgages or other appropriate equity-linked financing vehicles in circumstances where the acquisition of ownership is not otherwise possible.

  .Monitoring on an ongoing basis the operating performance of the Golf
     Courses, compliance by its operators with their lease obligations and other market factors that could affect the financial performance of its courses.

  .Maintaining a ratio of debt-to-total market capitalization (i.e., total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock and interests in the Operating Partnership that are exchangeable for shares of Common Stock plus total debt) of 50% or less. At December 31, 1996, the Company's total debt constituted approximately 26% of its total market capitalization.

SEASONALITY

  Although the results of operations of the Company and its predecessors have not been significantly impacted by seasonality, the Company generally expects that its results of operations may be adversely affected as a function of reduced payments of percentage rent in the first and fourth quarters of each year due to adverse weather conditions and the scheduled closure of the Golf Courses located in harsh winter climates.

TENANT AND LEASES

  All but five of the Golf Courses in the Company's portfolio are currently leased to American Golf Corporation ("AGC") pursuant to long-term triple net leases (the "Leases"). AGC is one of the largest and most experienced operators of golf courses and related facilities in the world and currently manages 241 golf courses and related facilities in 30 states. In addition, AGC, through its subsidiary American Golf (U.K.) Limited, manages ten golf courses and related facilities in the United Kingdom. AGC operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC was founded in 1973 by David G. Price, its Chairman and principal shareholder. Including the Golf Courses, AGC manages 150 daily fee golf courses, 64 private club courses, 30 resort courses and 7 golf practice centers. AGC oversees the management and operations of championship golf courses throughout the United States and manages municipal golf courses for such cities as Atlanta, New York and San Diego and for the County of Los Angeles.

  AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through the receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

  Each Lease is for an initial term, depending upon the Golf Course, ranging between 15 and 20 years. The Leases are triple net leases which require AGC to pay substantially all expenses associated with the operation of the Golf Courses, such as real estate taxes, insurance, utilities and services, maintenance and other operating expenses. In addition, AGC has options to extend the term of each Lease for one to three five-year terms. Each Lease permits AGC to operate the leased property as a golf course, along with a clubhouse and other activities customarily associated with or incidental to the operation of a golf course.

  The minimum base rent for the first year for each Golf Course under the Leases is initially set at a fixed amount. Thereafter, with respect to the Leases for the initial portfolio of 45 golf courses at the time of the Offering (the "Initial Golf Courses"), minimum base rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). In addition, percentage rent is paid each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount and 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Course Revenue is generally defined in the Leases to include all revenue received from the operation of the applicable Golf Course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. Other Revenue is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. Generally, the baseline amounts for the Initial Golf Courses were established based on revenues for each of such Golf Courses for the twelve months ended February 28, 1993. Payment of percentage rent based upon the revenues of the Golf Courses will enable the Company to participate in growth in revenues at the Golf Courses.

  Generally, for the Leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of Course Revenue and Other Revenue. The minimum base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent.

  Pursuant to the Leases for the Initial Golf Courses, AGC is required to post and maintain an irrevocable letter of credit in an amount equal to six monthly installments of annual minimum rent (approximately $13.6 million) to collateralize its obligations under such Leases. AGC's obligation to post and maintain such letter of credit will be suspended, subject to reinstatement, at such time as AGC achieves: (i) a Fixed Charge Coverage Ratio, as defined, of not less than 1.5 to 1.0 for two consecutive fiscal quarters and (ii) a minimum Tangible Net Worth, as defined, of at least $30,000,000 or, following a change in control, $30,000,000 increased by 4% per annum compounded annually from the commencement date of the Leases to the date of a change in control of AGC.

  The obligations of AGC under each Lease are cross-defaulted to each of the other Leases with respect to monetary defaults and all other defaults except those not within the reasonable control of AGC. The Company has general recourse to AGC under the Leases, but such Leases are not collateralized by any assets of AGC. The stockholders of the Company have no recourse to AGC under the Leases.

  The Independent Committee, comprised of all four independent Directors of the Company, oversees the selection of operators and approves transactions between the Company and David G. Price and his affiliates.

  The Company continues to explore the use of experienced and creditworthy operators other than AGC for certain of its new acquisitions. Such operators must have a history of successful operation and meet appropriate financial standards for creditworthiness. In addition to AGC, the Company has four leases (with respect to five Golf Courses) with three other operators:
Cobblestone Golf Group, Inc. ("CGG"); The Links Group, Inc. ("TLG"); and Evergreen Alliance Golf Limited ("EAGL"). Unless the context otherwise requires, all references to the Leases include the leases with CGG, TLG and EAGL.

  CGG operates Carmel Mountain Ranch Country Club in San Diego, California, and Sweetwater Country Club (two courses) near Houston, Texas. CGG is a golf course acquisition and operating company with 22 properties under ownership or management primarily in the southwestern United States.

  TLG operates Colonial Charters Golf Course near Myrtle Beach, South Carolina. TLG is a golf course operating company that operates 11 golf courses in the southeastern United States.

  EAGL operates San Geronimo Golf Course near San Francisco, California. EAGL is a golf course acquisition and operating company with 25 properties under ownership or management in nine states.

COMPETITIVE CONDITIONS

  The Golf Courses are, and any additional golf courses and related facilities acquired by the Company will be, subject to competition for players and members from other golf courses located in the same geographic areas, including golf courses owned by municipalities or third parties that are operated by the lessees. The number and quality of golf courses in a particular area could have a material effect on the revenues of the Golf Courses. In addition, revenues of the Golf Courses will be affected by a number of factors including the demand for golf and the availability of other forms of recreation.

  According to the National Golf Foundation, an independent industry organization, the number of golfers in the United States has remained stable at approximately 25 million for the last several years. In addition, favorable demographic trends offer encouraging growth prospects for the golf course industry. The National Golf Foundation reports that the annual average rounds played per golfer increases significantly as golfers age. Golfers in their fifties generally play twice as many rounds annually as golfers in their thirties. Golfers age 65 and older generally play three times as many rounds annually as golfers in their thirties. Currently, approximately 75% of all golfers are less than 50 years old and approximately 45% of all golfers are between the ages of 30 and 49. Accordingly, the Company expects an increase in the demand for golf as this segment of the golfing population reaches its prime golfing age over the next 20 years. In addition, the children of the baby boom generation are entering their twenties and thirties, an age range in which they are most likely to begin playing golf.

  The Company is also subject to competition for the acquisition of golf courses and related facilities with other purchasers of golf course properties, including other golf course acquisition companies. According to the National Golf Foundation, there are approximately 15,700 golf courses in the United States. Of this total, approximately 3,500 satisfy the Company's investment criteria. Ownership of these courses is extremely fragmented. The Company believes that the nation's 15 largest golf course owners and operators collectively own or lease less than five percent of the courses in the United States. This fragmented ownership provides an excellent opportunity for aggressive acquisition of quality golf course properties.

  In certain markets, construction of new golf courses has increased in the last several years. Although such construction activity may add excess capacity to some local markets, the Company's experience indicates that well-managed and properly located facilities should continue to generate stable revenue growth. The Company's courses are generally located in communities with populations sufficient to absorb additional course development or in areas with significant barriers to new course construction (i.e., limited supply of suitable land, governmental restrictions, etc.). Consequently, new course development has not adversely affected the Company's portfolio. In addition, the Company expects that new course development will provide numerous acquisition opportunities. Moreover, the new courses offer improved access for golfers, particularly beginners, women and juniors, which should ultimately increase the pool of golf customers.

EMPLOYEES

  As of February 18, 1997, the Company and the Operating Partnership had 14 full-time employees including two regional vice presidents who are dedicated on a full-time basis to the identification of golf courses to be acquired or financed.

  Certain employees are employed and compensated by both the Operating Partnership and the Company. The Company believes that the allocation of such persons' compensation as between the Company and the Operating Partnership reflects the services provided by such persons with respect to each entity. The remainder of the employees are employed solely by the Operating Partnership. Royal Golf has no employees.

  The Company and the Operating Partnership have entered into a services agreement pursuant to which the Operating Partnership provides the Company with administrative, accounting and other services relating to the operations and administration of the Company at a rate equal to the cost (including allocable overhead) to the Operating Partnership of providing such services plus 15% of such costs.

GOVERNMENT REGULATION

  Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. The Company has not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of the Golf Courses. The Company is not aware of any other environmental condition with respect to any of the Golf Courses that is likely to be material to the Company. All of the Golf Courses have been subjected to a preliminary environmental investigation. Such investigation generally involves an examination of public records for ownership, use and current permitting status, site visits, visual inspections for indications of contamination or potential contamination and interviews with the on-site managers. Such investigation generally does not involve invasive procedures, such as soil sampling or ground water analysis. No assurance can be given that such investigation would reveal all potential environmental liabilities, that no prior owner or adjacent landowner created any material environmental condition not known to the Company or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability. The Leases provide that the lessees will indemnify the Company for certain potential environmental liabilities at the Golf Courses.

  Americans with Disabilities Act. The Golf Courses are subject to the Americans with Disabilities Act of 1990 (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as clubhouses and recreation areas be made accessible to people with disabilities. These requirements became effective in 1992. Compliance with the ADA requirements could require removal of access barriers and other capital improvements at the Golf Courses. Noncompliance could result in imposition of fines or an award of damages to private litigants. Under the Leases, the lessees are required to make any necessary modifications or improvements to comply with the ADA. The lessees and the Company have undertaken, where necessary, a capital improvement program to cause the public facilities at the Golf Courses to comply with the ADA. The expenditures for the modifications and improvements have not been material.

ITEM 2. PROPERTIES

  As of February 18, 1997, the Golf Courses consisted of 116 golf courses that are geographically diversified and located in 27 states, with 20 Golf Courses in California, 18 in Texas, 13 in Arizona, six in South Carolina, five in each of Florida, Ohio and Pennsylvania, four in each of Colorado and Kansas, three in each of Georgia, Illinois, Nevada, Virginia and Washington, two in each of Louisiana, Maryland, Missouri, New Jersey, New Mexico, North Carolina, Oklahoma and Oregon and one in each of Idaho, Indiana, Minnesota, Nebraska and Tennessee. The distribution of the Golf Courses reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic and climatic influences. Substantially all of the Golf Courses are located in Standard Metropolitan Statistical Areas with populations in excess of 250,000 people.

  Of the 116 Golf Courses, 53 are daily fee courses, 43 are private club courses and 20 are resort courses. All of the Golf Courses are owned 100% in fee by either the Company, the Operating Partnership or Royal Golf except for the three Golf Courses at Bear Creek Golf World, which are leased by the Company under a ground lease expiring in 2022, and Mesquite Golf & Country Club, of which approximately 14 acres are under various ground leases expiring between 2041 and 2043.

  Daily Fee Courses. Daily fee courses are open to the public and related amenities generally include practice facilities, small clubhouses with pro shops offering limited merchandise and a moderate food and beverage operation. Daily fee courses generate revenues principally through green fees, golf cart rentals and food, beverage and merchandise sales. The average golf revenue per round at the Company's daily fee courses in 1996 was $25.42, a 7.8% increase from $23.58 in 1995. Daily fee courses generated $24.2 million of rent revenues to the Company in 1996 compared to $19.8 million in 1995.

  Private Club Courses. Private club courses are generally closed to the public and related amenities typically include practice facilities, large clubhouses with pro shops offering extensive merchandise, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities. Private club courses generate revenues principally through initiation fees, membership dues, and food, beverage and merchandise sales. As of December 31, 1996, the Company's private club courses had more than 30,000 members. Private club courses generated $19.8 million of rent revenues to the Company in 1996 compared to $12.7 million in 1995.

  Resort Courses. Resort courses are generally higher-quality daily fee courses that draw a high percentage of players from outside the immediate area in which the course is located. The average golf revenue per round at the Company's resort courses was $42.38 in 1996, a 3.7% increase from $40.87 in 1995. Resort courses generated $14.9 million of rent revenues to the Company in 1996 compared to $13.5 million in 1995.

  The following table sets forth certain information regarding the Golf Courses as of February 18, 1997. As of that date, the Company owned 116 Golf Courses in 27 states. The number of locations (106) differs from the number of Golf Courses because in some cases there is more than one Golf Course at a specific location. The number of courses at each location is indicated for locations with more than one course.

                      THE GOLF COURSES--DAILY FEE COURSES

                                                  LOCATION           NO. OF      1996
     COURSE NAME                                (CITY, STATE)        HOLES  RENT REVENUES
     -----------                                -------------        ------ --------------
                                                                            (IN THOUSANDS)
  1  Continental Golf Course............. Scottsdale, Arizona          18      $   427
  2  Desert Lakes Golf Club.............. Fort Mojave, Arizona         18          390
  3  El Caro Golf Club................... Phoenix, Arizona             18          274
  4  Kokopelli Golf Resort............... Gilbert, Arizona             18          544
  5  Villa De Paz Golf Course............ Phoenix, Arizona             18          293
  6  Camarillo Springs Golf Course....... Camarillo, California        18        1,181
  7  Carmel Mountain Ranch Country Club.. San Diego, California        18          763
     Lomas Santa Fe Executive Golf
  8  Course.............................. Solana Beach, California     18          520
  9  Mesquite Golf & Country Club........ Palm Springs, California     18          677
 10  Rancho San Joaquin Golf Course...... Irvine, California           18        2,241
 11  San Geronimo Golf Course............ San Geronimo, California     18           24
 12  Summitpointe Golf Club.............. Milpitas, California         18          959
 13  Upland Hills Country Club........... Upland, California           18          797
     Vista Valencia Golf Course (2
 14  Courses) ........................... Valencia, California         27          790
 15  Eagle Golf Club..................... Broomfield, Colorado         18          374
 16  Arrowhead Golf & Sports Club........ Davie, Florida               18          347
 17  Binks Forest Country Club........... Wellington, Florida          18          445
 18  Kendale Lakes Golf Course........... Miami, Florida               27          368*
 19  Sabal Palm Golf Course.............. Tamarac, Florida             18          507
 20  Summerfield Crossing Golf Club...... Tampa, Florida               18          110
 21  Goshen Plantation Country Club...... Augusta, Georgia             18          310
 22  River's Edge Golf Club.............. Fayetteville, Georgia        18          432
 23  Ruffled Feathers Golf Course........ Lemont, Illinois             18          934
 24  Tamarack Golf Club.................. Naperville, Illinois         18           **
 25  Sugar Ridge Golf Course............. Lawrenceburg, Indiana        18          202
 26  Deer Creek Golf Club................ Overland Park, Kansas        18           83
 27  Dub's Dread Golf Course............. Kansas City, Kansas          18          327
 28  WestWinds Country Club.............. New Market, Maryland         18           29
 29  The Links at Northfork.............. Ramsey, Minnesota            18          396
     Royal Meadows Golf Course (2
 30  Courses)............................ Kansas City, Missouri        27          267
 31  Rancocas Golf Club.................. Willingboro, New Jersey      18          469
 32  Paradise Hills Golf Course.......... Albuquerque, New Mexico      18          403
                                          Charlotte, North
 33  Pawtuckett Golf Club................ Carolina                     18           68
 34  Bent Tree Golf Club................. Columbus, Ohio               18          182
 35  Fowler's Mill Golf Course........... Chesterland, Ohio            27          406
     Country Club of Hershey South
 36  Course.............................. Hershey, Pennsylvania        18          215
 37  Golden Oaks Country Club............ Fleetwood, Pennsylvania      18          532
                                          Bridgeville,
 38  Hickory Heights Golf Club........... Pennsylvania                 18          255
                                          Charleston, South
 39  The Links at Stono Ferry............ Carolina                     18           68

--------
 * Sold in 1996

** Acquired in 1997

                                                  LOCATION           NO. OF      1996
     COURSE NAME                                (CITY, STATE)        HOLES  RENT REVENUES
     -----------                                -------------        ------ --------------
                                                                            (IN THOUSANDS)
 40  Forrest Crossing Golf Course........ Nashville, Tennessee         18      $   125
 41  Bear Creek Golf World (3 Courses)... Houston, Texas              54         1,526
 42  Lake Houston Golf Club.............. Huffman, Texas               18          203
 43  Riverchase Golf Club................ Coppell, Texas               18        1,083
 44  Riverside Golf Club................. Grand Prairie, Texas         18          749
 45  Southwyck Golf Club................. Pearland, Texas              18          503
 46  Chesapeake Golf Club................ Chesapeake, Virginia         18          251
 47  Honey Bee Golf Club................. Virginia Beach, Virginia     18          547
 48  Reston National Golf Course......... Reston, Virginia             18        1,025
 49  Capitol City Golf Club.............. Olympia, Washington          18          296
 50  Lake Wilderness Golf Course......... Maple Valley, Washington     18          251
                                                                               -------
       Total Daily Fee Courses.....................................            $24,168
                                                                               =======

                     THE GOLF COURSES--PRIVATE CLUB COURSES

                                                  LOCATION          NO. OF      1996
     COURSE NAME                               (CITY, STATE)        HOLES  RENT REVENUES
     -----------                               -------------        ------ --------------
                                                                           (IN THOUSANDS)
  1  Ancala Country Club................. Scottsdale, Arizona         18      $   416
  2  Arrowhead Country Club.............. Glendale, Arizona           18          292
  3  Canyon Oaks Country Club............ Chico, California           18          422
  4  Escondido Country Club.............. Escondido, California       18          587
  5  Monterey Country Club............... Palm Desert, California     27          777
     Palm Valley Country Club (2
  6  Courses)............................ Palm Desert, California     36        1,395
                                          Huntington Beach,
  7  SeaCliff Country Club............... California                  18          897
                                          Thousand Oaks,
  8  Sunset Hills Country Club........... California                  18        1,281
  9  Wood Ranch Golf Club................ Simi Valley, California     18          971
 10  Heather Ridge Country Club.......... Aurora, Colorado            18          321
 11  Pinery Country Club................. Denver, Colorado            27          233
 12  Crescent Oaks Country Club.......... Clearwater, Florida         18           36
 13  Brookstone Golf & Country Club...... Acworth, Georgia            18          488
 14  The Plantation Golf Club............ Boise, Idaho                18          111
 15  Mission Hills Country Club.......... Northbrook, Illinois        18          798
 16  Highlands Golf & Supper Club........ Hutchinson, Kansas          18           26
 17  Tallgrass Country Club.............. Wichita, Kansas             18          103
 18  Shenandoah Country Club............. Baton Rouge, Louisiana      18           55
 19  Stonebridge Country Club............ New Orleans, Louisiana      27           37
 20  Hunt Valley Golf Club............... Phoenix, Maryland           27        1,548
 21  Skyline Woods Country Club.......... Elkhorn, Nebraska           18          406
 22  Tanoan Country Club................. Albuquerque, New Mexico     27        1,275
 23  Brandywine Country Club............. Maumee, Ohio                27          699
 24  Oakhurst Country Club............... Grove City, Ohio            18          373
 25  Royal Oak Country Club.............. Cincinnati, Ohio            18          263
 26  Meadowbrook Country Club............ Tulsa, Oklahoma             18          139
 27  The Trails.......................... Norman, Oklahoma            18          101
 28  Creekside Golf Club................. Salem, Oregon               18          513
 29  The Oregon Golf Club................ West Linn, Oregon           18        1,279

                                                  LOCATION          NO. OF      1996
     COURSE NAME                               (CITY, STATE)        HOLES  RENT REVENUES
     -----------                               -------------        ------ --------------
                                                                           (IN THOUSANDS)
 30  Country Club of Hershey (2 Courses). Hershey, Pennsylvania       36      $   888
 31  Berry Creek Country Club............ Georgetown, Texas           18          515
 32  Diamond Oaks Country Club........... Fort Worth, Texas           18          156
 33  Eldorado Country Club............... McKinney, Texas             18          271
 34  Great Southwest Golf Club........... Grand Prairie, Texas        18          347
 35  Oakridge Country Club............... Garland, Texas              18          148
 36  Sweetwater Country Club (2 Courses). Sugarland, Texas            36          594
 37  Walden on Lake Houston Country Club. Humble, Texas               18           41
 38  Willow Fork Country Club............ Katy, Texas                 18          117
 39  Woodhaven Country Club.............. Forth Worth, Texas          18           87
 40  Bear Creek Country Club............. Woodinville, Washington     18          769
                                          Wiltshire, United
 41  Wootton Bassett Golf Club........... Kingdom                     18            9*
                                                                              -------
       Total Private Club Courses.................................            $19,784
                                                                              =======

                        THE GOLF COURSES--RESORT COURSES

                                                  LOCATION           NO. OF      1996
     COURSE NAME                                (CITY, STATE)        HOLES  RENT REVENUES
     -----------                                -------------        ------ --------------
                                                                            (IN THOUSANDS)
                                          Lake Havasu City,
  1  London Bridge Golf Club (2 Courses). Arizona                      36      $   405
  2  Stonecreek Golf Course.............. Phoenix, Arizona             18           **
  3  Superstition Springs Golf Club...... Mesa, Arizona                18          742
  4  Tatum Ranch Golf Club............... Cave Creek, Arizona          18        1,057
  5  The Legend at Arrowhead............. Glendale, Arizona            18          583
  6  Aptos Seascape Golf Course.......... Aptos, California            18        1,421
  7  BlackLake Golf Course............... Nipomo, California           18          538
  8  Arrowhead Golf Club................. Littleton, Colorado          18          878
  9  Las Vegas Hilton Country Club....... Las Vegas, Nevada            18        2,779
 10  Painted Desert Golf Course.......... Las Vegas, Nevada            18          428
 11  Wildhorse Country Club.............. Henderson, Nevada            18        1,268
 12  Brigantine Golf Links............... Brigantine, New Jersey       18          350
 13  Carolina Shores Golf & Country Club. Calabash, North Carolina     18          782
 14  Colonial Charters Golf Course....... Longs, South Carolina        18          226
                                          Hilton Head Island,
 15  Port Royal Golf & Racquet Club...... South Carolina               54        2,045
      (3 Courses)
                                          Hilton Head Island,
 16  Shipyard Golf Club.................. South Carolina               27          924
 17  Pecan Valley Golf Club.............. San Antonio, Texas           18          520
                                                                               -------
       Total Resort Courses........................................            $14,946
                                                                               -------
       Total All Courses...........................................            $58,898
                                                                               =======

--------
*  Sold in 1996
** Acquired in 1997

CAPITAL IMPROVEMENTS

  Under the Leases, the lessees are required to maintain each Golf Course in good order, repair and appearance. For the Golf Courses acquired through February 18, 1997, the Company is required under the applicable Leases to pay for various remaining capital improvements totaling approximately $21.3 million, of which approximately $20.6 million will be paid during the next two years. Upon completion of such capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the initial term of the Leases, the Company's investment in such improvements.

ITEM 3. LEGAL PROCEEDINGS

  Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Although neither the Company nor the predecessor owners of the Golf Courses are currently parties to any legal proceedings relating to the Golf Courses, it is possible that in the future the Company could become a party to such proceedings. The lessees are a party to certain litigation relating to the Golf Courses arising in the ordinary course of operations. The lessees have advised the Company that they do not believe that such litigation, if resolved against the lessees, would have a material adverse effect upon their business or financial position. The Leases provide that the lessees are responsible for claims based on personal injury and property damage at the Golf Courses and require the lessees to maintain insurance for such purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 a) Market Information

  The following table sets forth for periods shown the high and low sales price for the Company's Common Stock on the New York Stock Exchange and distributions declared.

                                                     HIGH     LOW   DISTRIBUTION
                                                    ------- ------- ------------
   1996
     Fourth quarter................................ $31.625 $27.875   $.42
     Third quarter.................................  28.25   24.75     .42
     Second quarter................................  25.375  23.125    .41
     First quarter.................................  26.50   22.25     .41
   1995
     Fourth quarter................................ $24.00  $21.50    $.41
     Third quarter.................................  22.25   20.00     .41
     Second quarter................................  22.50   19.375    .39375
     First quarter.................................  22.125  19.50     .39375

 b) Holders

  The number of record holders of the Company's Common Stock was 700 as of February 18, 1997. The number of street name stockholders is estimated at 15,500.

 c) Distributions

  The Company paid distributions to stockholders of $1.65 per share in 1996, of which $1.45 represents ordinary income and $0.20 represents return of capital on a tax basis. On a book basis, $0.48 per share represents return of capital. In 1995, the Company paid distributions to stockholders of $1.59 per share, of which $1.34 represents ordinary income and $0.25 represents return of capital on a tax basis. On a book basis, $0.34 per share represents return of capital. In order to maintain its qualification in 1996 and 1995 as a REIT for federal income tax purposes, the Company was required to make distributions to its stockholders of at least $1.25 and $1.18 per share, respectively. In addition, on January 14, 1997, the Company declared a quarterly distribution for the fourth quarter of 1996 of $0.42 per share to stockholders of record on January 31, 1997, which was paid on February 17, 1997.

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

                               NATIONAL GOLF PROPERTIES, INC.           GOLF PROPERTIES GROUP
                          ------------------------------------------- --------------------------
                                  YEAR ENDED
                                 DECEMBER 31,           AUG. 18, 1993 JAN. 1, 1993   YEAR ENDED
                          ----------------------------     THROUGH       THROUGH    DECEMBER 31,
                            1996      1995      1994    DEC. 31, 1993 AUG. 17, 1993     1992
                          --------  --------  --------  ------------- ------------- ------------
                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues
 Rent...................  $ 58,898  $ 45,931  $ 36,637     $10,787       $10,678      $13,200
 Gain on sale of
  property..............     1,199     1,893       --          --            --           --
 Operating..............       --        --        --          --          4,708        5,938
 Other income...........       --        --        --           17           499        1,013
                          --------  --------  --------     -------       -------      -------
Total revenues..........    60,097    47,824    36,637      10,804        15,885       20,151
                          --------  --------  --------     -------       -------      -------
Expenses
 Operating..............       --        --        --          --          3,950        5,151
 Management fee.........       --        --        --          --          2,193        2,485
 General &
  administrative........     4,734     4,258     4,709       1,374           --           --
 Depreciation &
  amortization..........    19,124    14,027    10,413       3,384         4,661        4,937
                          --------  --------  --------     -------       -------      -------
Total expenses..........    23,858    18,285    15,122       4,758        10,804       12,573
                          --------  --------  --------     -------       -------      -------
 Interest expense.......   (14,067)   (8,793)   (2,212)       (335)       (4,627)      (5,424)
 Interest income........     2,110     4,144     3,459       1,584            24           95
 Other income...........       238       114       194         --            --           --
                          --------  --------  --------     -------       -------      -------
Income before provision
 for taxes and minority
 interest...............    24,520    25,004    22,956       7,295           478        2,249
Provision for taxes.....      (256)     (352)     (368)       (158)          --           --
                          --------  --------  --------     -------       -------      -------
Income before minority
 interest...............    24,264    24,652    22,588       7,137           478        2,249
Minority interest.......   (10,852)  (11,366)  (10,712)     (3,317)          --           --
                          --------  --------  --------     -------       -------      -------
Net income..............  $ 13,412  $ 13,286  $ 11,876     $ 3,820       $   478      $ 2,249
                          ========  ========  ========     =======       =======      =======
Net income per share....  $   1.17  $   1.25  $   1.12     $  0.36           --           --
Weighted average number
 of shares..............    11,420    10,643    10,616      10,603           --           --

                                                                 GOLF PROPERTIES
                               NATIONAL GOLF PROPERTIES, INC.         GROUP
                             ----------------------------------- ---------------
                                                DECEMBER 31,
                             ---------------------------------------------------
                               1996     1995     1994     1993        1992
                             -------- -------- -------- -------- ---------------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Real estate before
 accumulated depreciation..  $515,794 $362,068 $272,034 $166,410    $130,327
Total assets...............   469,945  347,967  275,071  222,739     102,779
Total debt.................   230,590  144,983   66,441   12,666      70,044
Minority interest..........    20,831   23,000   22,936   19,979         --
Stockholders' equity.......   215,390  177,907  183,136  181,997         --
Cash distributions declared
 per share.................      1.66     1.61     1.49     0.51         --

                               NATIONAL GOLF PROPERTIES, INC.           GOLF PROPERTIES GROUP
                          ------------------------------------------- --------------------------
                                  YEAR ENDED
                                 DECEMBER 31,           AUG. 18, 1993 JAN. 1, 1993   YEAR ENDED
                          ----------------------------     THROUGH       THROUGH    DECEMBER 31,
                            1996      1995      1994    DEC. 31, 1993 AUG. 17, 1993     1992
                          --------  --------  --------  ------------- ------------- ------------
                                         (IN THOUSANDS, EXCEPT PROPERTY DATA)
OTHER DATA:
Company's funds from
 operations(1)..........  $ 23,215  $ 19,641  $ 17,209    $   5,587      $ 5,129      $  7,176
Cash flows from (used
 in):
 Operating activities...    44,217    36,383    34,241        9,282        6,649        18,520
 Investing activities...   (68,481)  (76,019)  (32,003)    (106,728)      (8,763)      (16,961)
 Financing activities...    28,399    42,639       (52)      99,346        1,188        (1,069)
Number of courses.......       114        81        71           51           47            43
Number of locations.....       104        72        63           46           42            38

--------
(1) The Company believes that to facilitate a clear understanding of the historical consolidated and combined operating results, funds from operations should be examined in conjunction with net income. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted revisions to the definition of funds from operations as set forth in the NAREIT "White Paper on Funds From Operations" dated March 1995. The Company has adopted the new definition of funds from operations and intends to present both the old and new definitions of funds from operations to assist in comparisons with prior periods of the Company. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations, based on the old and new definitions, for the years ended December 31, 1996, 1995 and 1994, and the period August 18, 1993 through December 31, 1993, and GPG's funds from operations for the period January 1, 1993 through August 17, 1993 and the year ended December 31, 1992.

                             NATIONAL GOLF PROPERTIES, INC.          GOLF PROPERTIES GROUP
                          ---------------------------------------- --------------------------
                                                           FOR THE PERIOD
                                                     ---------------------------
                            FOR THE YEAR ENDED                                   FOR THE YEAR
                               DECEMBER 31,          AUG. 18, 1993 JAN. 1, 1993     ENDED
                          -------------------------       TO            TO       DECEMBER 31,
                           1996     1995     1994    DEC. 31, 1993 AUG. 17, 1993     1992
                          -------  -------  -------  ------------- ------------- ------------
                                                   (IN THOUSANDS)
 Net income.............  $13,412  $13,286  $11,876     $ 3,820       $  478        $2,249
 Minority interest......   10,852   11,366   10,712       3,317          --            --
 Depreciation and
  amortization..........   19,124   14,027   10,413       3,384        4,661         4,937
 Amortization--
  restricted stock......    1,089      943      893         311          --            --
 Amortization--
  investment premiums...      --       --       540         --           --            --
 Gain on sale of
  property..............   (1,199)  (1,893)     --          --           --            --
 Write off of option
  payable...............      --      (101)     --          --           --            --
 Discount on payoff of
  note payable..........      --       --      (175)        --           --            --
                          -------  -------  -------     -------       ------        ------
 Funds from operations--
  old definition........   43,278   37,628   34,259      10,832        5,139         7,186
 Amortization--
  restricted stock......   (1,089)    (943)    (893)       (311)         --            --
 Amortization--
  investment premiums...      --       --      (540)        --           --            --
 Amortization--loan
  costs.................     (147)    (195)     (66)        (78)         (10)          (10)
 Depreciation--
  corporate.............      (47)     (43)     (31)         (3)         --            --
                          -------  -------  -------     -------       ------        ------
 Funds from operations--
  new definition........  $41,995  $36,447  $32,729     $10,440       $5,129        $7,176
 Company's share of
  funds from operations.    55.28%   53.89%   52.58%      53.52%      100.00%       100.00%
                          -------  -------  -------     -------       ------        ------
 Company's funds from
  operations............  $23,215  $19,641  $17,209     $ 5,587       $5,129        $7,176
                          =======  =======  =======     =======       ======        ======

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

  The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A.

  The discussion of the results of operations compares the year ended December 31, 1996 with the year ended December 31, 1995 and the year ended December 31, 1995 with the year ended December 31, 1994.

RESULTS OF OPERATIONS

 Comparison of year ended December 31, 1996 to year ended December 31, 1995

  Net income increased by $126,000 to $13,412,000 for the year ended December 31, 1996 compared to $13,286,000 for the year ended December 31, 1995. The increase was primarily attributable to (i) an increase in rent revenues of approximately $12,967,000; (ii) an increase in general and administrative expenses of approximately $476,000; (iii) an increase in depreciation and amortization expense of approximately $5,097,000; (iv) a decrease in interest income from affiliates of approximately $1,201,000; (v) a decrease in interest income of approximately $833,000; and (vi) an increase in interest expense of approximately $5,274,000.

  The increase in rent revenues is due to (i) the acquisition of 35 golf course properties during 1996, which accounted for approximately $7,248,000 of the increase; (ii) a full year of rent in 1996 on 11 golf course properties acquired in 1995, which accounted for approximately $4,854,000 of the increase; (iii) an increase in base rent of approximately $625,000; and (iv) an increase in percentage rent of approximately $240,000. The increase in general and administrative expenses in 1996 was primarily due to (i) implementation of an investor relations program; (ii) payments made to former employees; and (iii) relocation of the Company's corporate office. The increase in depreciation and amortization expense is due to an increase in depreciation expense of approximately $5,403,000, which was offset by a decrease in amortization expense of approximately $306,000. The increase in depreciation expense is primarily due to (i) the acquisition of 35 golf course properties during 1996, which accounted for approximately $3,237,000 of the increase and (ii) a full year of depreciation expense in 1996 on 11 golf course properties acquired in 1995, which accounted for approximately $2,266,000 of the increase. The decrease in amortization expense is primarily due to certain covenants and loan costs becoming fully amortized.

  The decrease in interest income from affiliates is due to the retirement of the participating mortgage loans. The decrease in interest income is due to less available cash during the year because the Company purchased 35 golf courses for an aggregate initial investment of approximately $155 million. The increase in interest expense was primarily attributable to (i) the $50 million fixed-rate, unsecured notes issued by the Operating Partnership in June 1995;
(ii) the $75 million fixed-rate, unsecured notes issued by the Operating Partnership in 1996 ($40 million in July and $35 million in December); and
(iii) the increase in outstanding advances under the $40 million credit facility.

 Comparison of year ended December 31, 1995 to year ended December 31, 1994

  Net income increased by $1,410,000 to $13,286,000 for the year ended December 31, 1995 compared to $11,876,000 for the year ended December 31, 1994. The increase was primarily attributable to (i) an increase in rent revenues of approximately $9,294,000; (ii) a decrease in general and administrative expenses of approximately $451,000; (iii) an increase in depreciation and amortization expense of approximately $3,614,000; (iv) an increase in interest income of approximately $560,000; (v) an increase in interest expense of approximately $6,581,000; (vi) a gain on sale of property of approximately $1,893,000; and (vii) an increase in income applicable to minority interest of approximately $654,000.

  The increase in rent revenues is due to (i) the acquisition of 11 golf course properties during 1995; (ii) a full year of rent in 1995 on 20 golf course properties acquired in 1994; and (iii) an increase in percentage rent of approximately $1,074,000. The decrease in general and administrative expenses in 1995 was due to the Company's continued efforts to reduce expenses. The increase in depreciation and amortization expense is due to (i) the acquisition of 11 golf course properties during 1995 and (ii) a full year of depreciation expense in 1995 on 20 golf course properties acquired in 1994.

  The increase in interest income is due to (i) interest earned on the proceeds from the Operating Partnership's sale of $100 million of fixed-rate, unsecured notes due 2004 and 2005 before the proceeds from such sale were invested in golf course properties and (ii) interest income earned on a $2.2 million mortgage loan made by the Operating Partnership. The notes issued by the Operating Partnership were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%. With respect to the $50 million first note series, the Operating Partnership received $30 million in December 1994 and $20 million in January 1995. With respect to the $50 million second note series, the Operating Partnership received $50 million in June 1995. On March 13, 1995, the Company sold Hidden Hills Country Club for approximately $3.2 million. The Company provided seller financing in the form of a mortgage loan in the amount of $2.2 million at an initial interest rate of 11% per annum. The increase in interest expense is primarily due to the $100 million notes issued. The gain on the sale of property is due to the sale of Hidden Hills Country Club.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1996, the Company had approximately $11.5 million in cash and investments, mortgage loans of approximately $3 million, mortgage indebtedness of approximately $25.4 million and unsecured indebtedness of approximately $204.6 million. The $230 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.10%, is payable either monthly, quarterly or semi-annually and matures between 1997 and 2008. Of the $230 million of debt, $205.1 million is fixed-rate debt.

  In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect cash flow from operations and will influence the decisions of the Board of Directors regarding distributions: (i) reduction in debt service resulting from the repayment of certain mortgage indebtedness relating to the Golf Courses; (ii) scheduled increases in base rent under the Leases with respect to the Golf Courses; (iii) any payment to the Company of percentage rent under the Leases with respect to the Golf Courses; and (iv) returns from short-term investments. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly. Amounts accumulated for distribution will be invested by the Company in short-term money market instruments and marketable securities.

  The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or initial capital improvement projects intended to add value to the property and reposition the facility for enhanced revenue growth. For the Golf Courses acquired through February 18, 1997, the Company is required under the Leases to pay for various remaining capital improvements totaling approximately $21.3 million, of which approximately $20.6 million will be paid during the next two years. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to the Company's expected standards in order to enhance revenue growth. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the initial term of the Leases, the Company's investment in such improvements.

  Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or OP Units as consideration for such purchases. In 1996, the Operating Partnership placed $75 million of fixed-rate, unsecured notes due 2006 with a group of institutional investors. The notes were issued in two series. The first note series in the amount of $40 million was issued in July 1996 with a fixed interest rate of 7.9%, and the second note series in the amount of $35 million was issued in December 1996 with a fixed interest rate of 8%. The Operating Partnership applied the net proceeds from the $75 million notes to repay bank debt of $72.5 million and to partially finance the acquisition of Sweetwater Country Club. The Company currently has a $40 million credit facility from a commercial bank, which terminates on April 1, 1997, bearing interest at a floating rate (which was 8.25% at February 18, 1997), that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of $26.7 million and $24.9 million under this credit facility as of February 18, 1997 and December 31, 1996, respectively. To replace the expiring credit facility, the Company has obtained a commitment from a group of commercial banks for a $75 million credit facility (the "New Credit Facility"). It is expected that borrowings under the New Credit Facility would bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced based upon the Company improving certain Company ratios. Consummation of the New Credit Facility arrangement is subject to completion of the lenders' due diligence and completion of documentation satisfactory to the Company and such lenders.

  In 1996, the Company purchased 35 golf courses for an aggregate initial investment of approximately $155 million (including the $60 million purchase of 20 golf courses from Golf Enterprises, Inc. and the $31.6 million purchase of four golf courses upon which the Company previously held participating mortgages), which investment was financed by $27.4 million of cash from operations; $57.6 million of advances under the Company's credit facility; $2.5 million of the $40 million first note series issued in July 1996; the issuance of $1.5 million (61,339) of OP Units; the assumption of approximately $25.2 million of debt; and the issuance of $40.8 million (1,577,820 shares) of Common Stock.

  OP Limited Partners have the right, exercisable once in any twelve-month period, to sell up to one-third of their OP Units or exchange up to the greater of 75,000 OP Units or one-third of their OP Units to the Company. If the OP Units are sold for cash, the Company will have the option to pay for such OP Units with available cash, borrowed funds or from the proceeds of an offering of Common Stock. If the OP Units are exchanged for shares of Common Stock, the OP Limited Partner will receive the number of shares of Common Stock having a market value at the time of exercise equal to the fair market value of the OP Units being exchanged. On January 17, 1996, the Company purchased 5,000 OP Units from one unaffiliated limited partner for cash of approximately $116,000.

 Comparison of cash flow statement for year ended December 31, 1996 to year ended December 31, 1995

  Net cash provided by operating activities increased by $7,834,000 to $44,217,000 for the year ended December 31, 1996 compared to $36,383,000 for the year ended December 31, 1995. The increase was primarily attributable to an increase in rent revenues of approximately $12,967,000, which was offset by an increase in interest expense of approximately $5,274,000.

  Net cash used by investing activities decreased by $7,538,000 to $68,481,000 for the year ended December 31, 1996 compared to $76,019,000 for the year ended December 31, 1995. The decrease was primarily attributable to (i) an increase in proceeds from mortgage loans of approximately $25,472,000; (ii) an increase in purchase of property of approximately $10,140,000; and (iii) a decrease in net proceeds from sale of investments of approximately $8,628,000.

  Net cash provided by financing activities decreased by $14,240,000 to $28,399,000 for the year ended December 31, 1996 compared to $42,639,000 for the year ended December 31, 1995. The decrease was primarily attributable to an increase in principal payments on notes payable of approximately $97,793,000, which was offset by an increase in proceeds from notes payable of approximately $84,799,000.

 Comparison of cash flow statement for year ended December 31, 1995 to year ended December 31, 1994

  Net cash provided by operating activities increased by $2,142,000 to $36,383,000 for the year ended December 31, 1995 compared to $34,241,000 for the year ended December 31, 1994. The increase was primarily attributable to an increase in rent revenues of approximately $9,294,000, which was offset by an increase in interest expense of approximately $6,581,000.

  Net cash used by investing activities increased by $44,016,000 to $76,019,000 for the year ended December 31, 1995 compared to $32,003,000 for the year ended December 31, 1994. The increase was primarily attributable to
(i) a decrease in net proceeds from sale of investments of approximately $37,235,000 and (ii) an increase in purchase of property of approximately $6,781,000.

  Net cash provided by financing activities of $42,639,000 for the year ended December 31, 1995 represents a decrease of net cash used by financing activities of $42,691,000, compared to net cash used by financing activities of $52,000 for the year ended December 31, 1994. The change was primarily attributable to proceeds from additional notes payable in the amount of $42,000,000.

OTHER DATA

  The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income as presented in the audited Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity.

  The National Association of Real Estate Investment Trusts, Inc. ("NAREIT") adopted revisions to the definition of funds from operations as set forth in the NAREIT "White Paper on Funds From Operations" dated March 1995. The Company has adopted the new definition of funds from operations and intends to present both the old and new definitions of funds from operations to assist in comparisons with prior periods of the Company. The primary difference between the old and new definitions of funds from operations is the exclusion from funds from operations of amortization of assets that are not uniquely significant to the real estate industry. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations, based on the old and new definitions, for the years ended December 31, 1996, 1995 and 1994.

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
   Net income........................................ $13,412  $13,286  $11,876
   Minority interest.................................  10,852   11,366   10,712
   Depreciation and amortization.....................  19,124   14,027   10,413
   Amortization--restricted stock....................   1,089      943      893
   Amortization--investment premiums.................     --       --       540
   Gain on sale of property..........................  (1,199)  (1,893)     --
   Write off of option payable.......................     --      (101)     --
   Discount on payoff of note payable................     --       --      (175)
                                                      -------  -------  -------
   Funds from operations--old definition.............  43,278   37,628   34,259
   Amortization--restricted stock....................  (1,089)    (943)    (893)
   Amortization--investment premiums.................     --       --      (540)
   Amortization--loan costs..........................    (147)    (195)     (66)
   Depreciation--corporate...........................     (47)     (43)     (31)
                                                      -------  -------  -------
   Funds from operations--new definition............. $41,995  $36,447  $32,729
   Company's share of funds from operations..........   55.28%   53.89%   52.58%
                                                      -------  -------  -------
   Company's funds from operations................... $23,215  $19,641  $17,209
                                                      =======  =======  =======

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

 Comparison of funds from operations for year ended December 31, 1996 to year ended December 31, 1995

  Funds from operations increased by $5,650,000 to $43,278,000 for the year ended December 31, 1996 compared to $37,628,000 for the year ended December 31, 1995. The increase was primarily attributable to an increase in rent revenues of approximately $12,967,000, which was offset by an increase in interest expense of approximately $5,274,000.

 Comparison of funds from operations for year ended December 31, 1995 to year ended December 31, 1994

  Funds from operations increased by $3,369,000 to $37,628,000 for the year ended December 31, 1995 compared to $34,259,000 for the year ended December 31, 1994. The increase was primarily attributable to an increase in rent revenues of approximately $9,294,000, which was offset by an increase in interest expense of approximately $6,581,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Golf Properties, Inc.

  We have audited the consolidated financial statements and financial statement schedule of National Golf Properties, Inc. (the "Company") as listed in Item 14(a)(1) and (2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Golf Properties, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
March 4, 1997

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                          ASSETS
Property
  Land..................................................... $ 63,049  $ 51,909
  Buildings................................................  147,678   108,120
  Ground improvements......................................  263,803   168,872
  Furniture, fixtures and equipment........................   30,531    26,646
  Construction in progress.................................   10,733     6,521
                                                            --------  --------
                                                             515,794   362,068
  Less: accumulated depreciation...........................  (73,031)  (58,787)
                                                            --------  --------
    Net property...........................................  442,763   303,281
Cash and cash equivalents..................................   11,224     7,089
Investments................................................      286       809
Mortgage notes receivable..................................    2,971    27,441
Other assets, net..........................................   12,701     9,347
                                                            --------  --------
    Total assets........................................... $469,945  $347,967
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable.............................................. $229,949  $143,176
Accounts payable and other liabilities.....................    3,134     2,077
Due to affiliates..........................................      641     1,807
                                                            --------  --------
    Total liabilities......................................  233,724   147,060
                                                            --------  --------
Minority interest..........................................   20,831    23,000
                                                            --------  --------
Commitments and contingencies (Note 6)
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized--none issued.................................      --        --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 12,303,720 and 10,621,975 shares issued and
   outstanding at December 31, 1996 and 1995, respectively.      123       106
  Additional paid in capital...............................  219,985   181,730
  Accumulated deficit......................................   (1,360)   (1,360)
  Unamortized restricted stock compensation................   (3,358)   (2,569)
                                                            --------  --------
    Total stockholders' equity.............................  215,390   177,907
                                                            --------  --------
    Total liabilities and stockholders' equity............. $469,945  $347,967
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Revenues:
  Rent from affiliates........................... $ 57,291  $ 45,339  $ 36,637
  Rent...........................................    1,607       592       --
  Gain on sale of property.......................    1,199     1,893       --
                                                  --------  --------  --------
    Total revenues...............................   60,097    47,824    36,637
                                                  --------  --------  --------
Expenses:
  General and administrative.....................    4,734     4,258     4,709
  Depreciation and amortization..................   19,124    14,027    10,413
                                                  --------  --------  --------
    Total expenses...............................   23,858    18,285    15,122
                                                  --------  --------  --------
  Operating income...............................   36,239    29,539    21,515
Other income (expense):
  Interest income from affiliates................    1,683     2,884     2,759
  Interest income................................      427     1,260       700
  Other income...................................      238       114       194
  Interest expense...............................  (14,067)   (8,793)   (2,212)
                                                  --------  --------  --------
Income before provision for taxes and minority
 interest........................................   24,520    25,004    22,956
Provision for taxes..............................     (256)     (352)     (368)
                                                  --------  --------  --------
Income before minority interest..................   24,264    24,652    22,588
Income applicable to minority interest...........  (10,852)  (11,366)  (10,712)
                                                  --------  --------  --------
Net income....................................... $ 13,412  $ 13,286  $ 11,876
                                                  ========  ========  ========
Net income per share............................. $   1.17  $   1.25  $   1.12
                                                  ========  ========  ========
Weighted average number of shares................   11,420    10,643    10,616
                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                           ADDITIONAL             UNAMORTIZED
                         NUMBER OF  COMMON  PAID IN   ACCUMULATED RESTRICTED
                           SHARES   STOCK   CAPITAL     DEFICIT      STOCK     TOTAL
                         ---------- ------ ---------- ----------- ----------- --------
Balance at December 31,
 1993................... 10,614,475  $106   $187,793   $ (1,630)    $(4,272)  $181,997
  Syndication and
   organization costs...        --    --         (24)       --          --         (24)
  Amortization of
   restricted stock.....        --    --         --         --          893        893
  Issuance of restricted
   stock, net...........      7,500   --         133        --         (133)       --
  Distributions paid
   ($1.09375 per share).        --    --         --     (11,606)        --     (11,606)
  Net income............        --    --         --      11,876         --      11,876
                         ----------  ----   --------   --------     -------   --------
Balance at December 31,
 1994................... 10,621,975   106    187,902     (1,360)     (3,512)   183,136
  Amortization of
   restricted stock.....        --    --         --         --          943        943
  Reduction for minority
   interest.............        --    --      (2,558)       --          --      (2,558)
  Distributions paid
   ($1.59 per share)....        --    --      (3,614)   (13,286)        --     (16,900)
  Net income............        --    --         --      13,286         --      13,286
                         ----------  ----   --------   --------     -------   --------
Balance at December 31,
 1995................... 10,621,975   106    181,730     (1,360)     (2,569)   177,907
  Amortization of
   restricted stock.....        --    --         --         --        1,089      1,089
  Issuance of stock for
   acquisitions.........  1,577,820    16     40,771        --          --      40,787
  Issuance of restricted
   stock................     82,000     1      1,878        --       (1,878)         1
  Exercise of stock
   options..............     21,925   --         446        --          --         446
  Distributions paid
   ($1.65 per share)....        --    --      (4,840)   (13,412)        --     (18,252)
  Net income............        --    --         --      13,412         --      13,412
                         ----------  ----   --------   --------     -------   --------
Balance at December 31,
 1996................... 12,303,720  $123   $219,985   $ (1,360)    $(3,358)  $215,390
                         ==========  ====   ========   ========     =======   ========



   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                ------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  --------
Cash flows from operating activities:
  Net income................................... $  13,412  $  13,286  $ 11,876
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..............    19,124     14,027    10,413
    Amortization of restricted stock...........     1,089        943       893
    Minority interest in earnings..............    10,852     11,366    10,712
    Gain on sale of property...................    (1,199)    (1,893)      --
    Other adjustments..........................         5       (101)      390
    Changes in assets and liabilities:
      Other assets.............................      (591)       122       782
      Accounts payable and other liabilities...       866       (478)      630
      Due from/to affiliates...................       659       (889)   (1,455)
                                                ---------  ---------  --------
        Net cash provided by operating
         activities............................    44,217     36,383    34,241
                                                ---------  ---------  --------
Cash flows from investing activities:
  Purchase of held-to-maturity securities......       --    (402,910)  (18,878)
  Proceeds from sale of held-to-maturity
   securities..................................       --     412,870    17,175
  Purchase of available-for-sale securities....    (5,644)   (22,620)  (28,935)
  Proceeds from sale of available-for-sale
   securities..................................     6,167     21,811    77,024
  Proceeds from mortgage notes receivable......    25,472        --        --
  Purchase of property and related assets......   (90,368)   (85,165)  (77,864)
  Purchase of property and related assets from
   affiliates..................................    (4,937)       --        --
  Proceeds from sale of property and related
   assets......................................       829        --        --
  Payments for covenants not to compete........       --          (5)     (525)
                                                ---------  ---------  --------
        Net cash used by investing activities..   (68,481)   (76,019)  (32,003)
                                                ---------  ---------  --------
Cash flows from financing activities:
  Principal payments on notes payable..........  (111,952)   (14,159)  (18,391)
  Proceeds from notes payable..................   173,299     88,500    46,540
  Loan costs...................................      (530)      (940)     (259)
  Repurchase of OP Units.......................      (116)       --        (82)
  Proceeds from stock options exercised........       446        --        --
  Syndication and organization costs...........       --         --        (24)
  Cash distributions...........................   (18,252)   (16,902)  (15,317)
  Limited partners' cash distributions.........   (14,496)   (13,860)  (12,519)
                                                ---------  ---------  --------
        Net cash provided (used) by financing
         activities............................    28,399     42,639       (52)
                                                ---------  ---------  --------
Net increase in cash and cash equivalents......     4,135      3,003     2,186
Cash and cash equivalents at beginning of
 period........................................     7,089      4,086     1,900
                                                ---------  ---------  --------
Cash and cash equivalents at end of period..... $  11,224  $   7,089  $  4,086
                                                =========  =========  ========
Supplemental cash flow information:
  Interest paid................................ $  13,646  $   8,503  $  2,088
  Taxes paid...................................       265        386       312

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a) Organization

  National Golf Properties, Inc. (the "Company") commenced operations effective with the completion of its initial public stock offering (the "Offering") of 9,716,000 shares of common stock (the "Common Stock"), on August 18, 1993. The Company acquires and owns golf courses primarily located throughout the United States. At December 31, 1996, the Company leased all but five of its golf courses to American Golf Corporation ("AGC") pursuant to long-term triple net leases (the "Leases"). David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 5.5% of the Company's outstanding Common Stock and approximately 38.3% of National Golf Operating Partnership, L.P. (the "Operating Partnership") and a controlling interest in AGC. The Company owns substantially all of the golf courses through its 58.3% general partner interest in the Operating Partnership. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Royal Golf owns four golf courses on Hilton Head Island, South Carolina. Royal Golf's results of operations for the period July 8, 1994 to December 31, 1994 have been included in the Company's consolidated financial statements. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

  In conjunction with the formation of the Company and the Operating Partnership, the partners of the entities transferring their interest in the initial portfolio of golf courses (the "Initial Golf Courses") to the Operating Partnership became limited partners in the Operating Partnership (the "OP Limited Partners") and received units of limited partnership interest in the Operating Partnership (the "OP Units"). An OP Unit and a share of Common Stock of the Company have the same economic characteristics inasmuch as they effectively share equally in the net income or loss and any distributions of the Operating Partnership.

  The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

 b) Cash Equivalents

  The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents with cost approximating market.

 c) Investments

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

 d) Concentration of Credit Risk

  Concentration of credit risk with respect to the Company's portfolio of 114 golf courses is limited due to the golf courses being geographically diversified and located in 27 states. The distribution of the golf courses reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic and climatic influences. As of December 31, 1996, the Company had no significant concentration of credit risk.

                        NATIONAL GOLF PROPERTIES, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 d) Concentration of Credit Risk (continued)

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 1996 and 1995, the Company had cash accounts in excess of FDIC insured limits.

 e) Property

  Property is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings....................................................      30 years
     Ground improvements..........................................      20 years
     Furniture, fixtures & equipment.............................. 3 to 10 years

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

 f) Income Taxes

  The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. The Company paid distributions to stockholders of $1.65 per share in 1996 of which $1.45 represents ordinary income and $0.20 represents return of capital on a tax basis. On a book basis $0.48 per share represents return of capital. In addition, on January 14, 1997, the Company declared a quarterly distribution for the fourth quarter of 1996 of $0.42 per share to stockholders of record on January 31, 1997, which was paid on February 17, 1997. The Company was subject to federal alternative minimum tax in 1994 and may be subject to such tax in 1996. The Company is also subject to United Kingdom income taxes and state income and franchise taxes in certain states in which it operates. Therefore, a tax provision has been reflected for these income, franchise, and alternative minimum taxes.

 g) Revenue Recognition

  The Company recognizes rental revenue on an accrual basis over the terms of the Leases.

                        NATIONAL GOLF PROPERTIES, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 h) Intangible Assets

  Included in other assets are intangible assets which consist of covenants not to compete, goodwill and other intangibles. Intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis. The covenants are amortized over their contractual lives which range from three to 30 years. Goodwill, arising from golf course acquisitions, is amortized over the life of the Leases (15 to 20 years). Other intangibles are amortized over periods from one to ten years. The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. Management believes no permanent impairment in the carrying value of its intangible assets has occurred. Accumulated amortization at December 31, 1996 and 1995, was approximately $4,310,000 and $3,211,000, respectively.

 i) Use of Estimates

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

 j) Fair Value of Financial Instruments

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

 k) Earnings Per Share

  The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options.

  The computation of fully diluted earnings per share is less than 3% dilutive and accordingly has not been presented.

                        NATIONAL GOLF PROPERTIES, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 l) Impairment of Long-Lived Assets

  Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

 m) Accounting for Stock-Based Compensation

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement encourages entities to adopt a fair value based method of accounting for all employee stock compensation, as well as transactions in which an entity issues its equity instruments to acquire goods or services from nonemployees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reasonably determinable. The Statement allows an entity to continue measuring compensation cost for the plans using the accounting principles prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." In that case, however, companies must also include pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995. The Company adopted SFAS No. 123 during 1996, and elected to continue to apply the accounting rules contained in APB Opinion No. 25.

                        NATIONAL GOLF PROPERTIES, INC.

(2) PROPERTY ACQUISITIONS

  In 1996, the Company purchased 35 golf courses for an aggregate initial investment of approximately $155 million (including the $60 million purchase of 20 golf courses from Golf Enterprises, Inc. ("GEI") and the $31.6 million purchase of four golf courses upon which the Company previously held participating mortgages). All but four golf courses were purchased from unaffiliated third parties. The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses, except for Sweetwater Country Club, Colonial Charters Golf Course and San Geronimo Golf Course, are leased to AGC pursuant to long-term triple net leases. Sweetwater Country Club, Colonial Charters Golf Course and San Geronimo Golf Course are leased to Cobblestone Golf Group, Inc., The Links Group, Inc. and Evergreen Alliance Golf Limited, respectively, pursuant to long-term triple net leases.

   ACQUISITION                                                                       INITIAL
      DATE                   COURSE NAME                       LOCATION             INVESTMENT
   -----------               -----------                       --------           --------------
                                                                                  (IN THOUSANDS)
     1/11/96     Golden Oaks Country Club            Fleetwood, Pennsylvania         $  5,665
       4/9/96    Paradise Hills Golf Course          Albuquerque, New Mexico            5,530
      4/30/96    Chesapeake Golf Club                Chesapeake, Virginia               3,811
       5/9/96    SeaCliff Country Club               Huntington Beach, California      10,032
       7/1/96    Ancala Country Club                 Scottsdale, Arizona                8,526*
                 Arrowhead Country Club              Glendale, Arizona                  6,001*
                 BlackLake Golf Course               Nipomo, California                11,043*
                 Painted Desert Golf Course          Las Vegas, Nevada                  6,096*
                 Sweetwater Country Club (2 Courses) Sugarland, Texas                  11,990
      7/10/96    Colonial Charters Golf Course       Longs, South Carolina              4,792
      7/31/96    Pinery Country Club                 Denver, Colorado                   5,554
                 Crescent Oaks Country Club          Clearwater, Florida                  868
                 Summerfield Crossing Golf Club      Tampa, Florida                     2,613
                 The Plantation Golf Club            Boise, Idaho                       2,649
                 Highlands Golf & Supper Club        Hutchinson, Kansas                   616
                 Tallgrass Country Club              Wichita, Kansas                    2,453
                 Shenandoah Country Club             Baton Rouge, Louisiana             1,306
                 Stonebridge Country Club            New Orleans, Louisiana               886
                 Pawtuckett Golf Club                Charlotte, North Carolina          1,626
                 Bent Tree Golf Club                 Columbus, Ohio                     4,330
                 Meadowbrook Country Club            Tulsa, Oklahoma                    3,325
                 The Trails                          Norman, Oklahoma                   2,402
                 The Links at Stono Ferry            Charleston, South Carolina         1,626
                 Forrest Crossing Golf Course        Nashville, Tennessee               2,969
                 Diamond Oaks Country Club           Fort Worth, Texas                  3,709
                 Eldorado Country Club               McKinney, Texas                    6,468
                 Great Southwest Golf Club           Grand Prairie, Texas               8,267
                 Oakridge Country Club               Garland, Texas                     3,526
                 Willow Fork Country Club            Katy, Texas                        2,786
                 Woodhaven Country Club              Fort Worth, Texas                  2,064
     11/19/96    Walden on Lake Houston Country Club Humble, Texas                      3,603
     11/22/96    Deer Creek Golf Club                Overland Park, Kansas              7,842
      12/3/96    WestWinds Country Club              New Market, Maryland               3,767
     12/18/96    San Geronimo Golf Course            San Geronimo, California           6,272
                                                                                     --------
                   Total Initial Investment......................................    $155,013
                                                                                     ========

-------
*  Company previously held participating mortgages.

                        NATIONAL GOLF PROPERTIES, INC.

(2) PROPERTY ACQUISITIONS (CONTINUED)

  On January 19, 1996, the Company sold Wootton Bassett Golf Club in Wiltshire, United Kingdom for approximately $2 million. The Company provided seller financing in the form of a mortgage loan in the amount of approximately $900,000 at an interest rate of 6% per annum and a maturity date of January 1999 (the "Wootton Bassett Mortgage"). The Company recognized a gain of approximately $25,000, net of payment to American Golf (U.K.) Limited, subsidiary of AGC, of approximately $166,000.

  On December 30, 1996, the Company sold Kendale Lakes Golf Course in Miami, Florida for $3.5 million. For financial statement purposes, the Company recognized a gain of approximately $1.2 million. However, for tax purposes, the Company accounted for the sale as part of a Code section 1031 tax-free exchange.

(3) MORTGAGE NOTES RECEIVABLE

  The Company had fixed-term options to acquire four golf courses (the "Option Golf Courses") in exchange for OP Units. The Operating Partnership made participating mortgage loans of approximately $25.2 million at the time of the Offering (the "Participating Mortgage Loans") to David G. Price and one of his affiliates (the other partner in the affiliate is Richard C. Price, the President of the Company) that owned the Option Golf Courses and were collateralized by first mortgage liens on such Option Golf Courses. AGC, the current operator of the Option Golf Courses, had guaranteed the repayment of each Participating Mortgage Loan. Interest was payable monthly and the interest rate for 1996 was 9.28%. The interest rate was subject to annual increases in an amount equal to the greater of (a) 4% of the rate applicable for the prior year or (b) an amount corresponding to a percentage of growth in revenues over a specified baseline amount from each Option Golf Course. All principal, together with 50% of any appreciation in each Option Golf Course, was payable to the Operating Partnership at the end of the tenth year. Each Participating Mortgage Loan contained customary representations and warranties, covenants and indemnities, and was cross-defaulted to, and cross-collateralized with, the other Participating Mortgage Loans. During 1996, the Participating Mortgage Loans were paid off and the Company exercised the options on the Option Golf Courses on terms that were different from the original terms of such options. The changes to the terms included, among others, reducing the option prices and base rent payable by AGC and modifying the percentage rents payable by AGC so as to comport generally with the leases currently entered into with AGC.

  On March 13, 1995, the Company sold Hidden Hills Country Club in Stone Mountain, Georgia for approximately $3.2 million. The Company provided seller financing in the form of a mortgage loan in the amount of $2.2 million at an initial interest rate of 11% per annum and a maturity date of March 2000 (the "Hidden Hills Mortgage"). Interest income from the Hidden Hills Mortgage for the year ended December 31, 1996 and the period March 13, 1995 through December 31, 1995 was $242,000 and approximately $194,000, respectively. Interest income from the Wootton Bassett Mortgage for the period January 19, 1996 through December 31, 1996 was approximately $47,000.

  The market value of mortgage notes receivable at December 31, 1996 and 1995 is estimated to be approximately $3,200,000 and $31,397,000, respectively, based on current interest rates for comparable loans.

(4) INVESTMENTS

                                                     DECEMBER 31,
                                                -----------------------
                                                   1996        1995
                                                ----------- -----------
                                                COST MARKET COST MARKET MATURITY
                                                ---- ------ ---- ------ --------
                                                    (IN THOUSANDS)
   Available-for-sale securities:
     Commercial Paper.......................... $--   $--   $809  $809   1/1996
     Commercial Paper..........................   86    86   --    --    1/1997
     Corporate Note............................  200   200   --    --    3/1997
                                                ----  ----  ----  ----
       Total................................... $286  $286  $809  $809
                                                ====  ====  ====  ====

                        NATIONAL GOLF PROPERTIES, INC.

(4) INVESTMENTS (CONTINUED)

  In 1996 and 1995, available-for-sale securities were sold resulting in proceeds of $6,167,000 and approximately $21,811,000, respectively. There were no gross realized gains or losses in 1996 and 1995.

(5) NOTES PAYABLE

  Notes payable consist of the following:

                                                   DECEMBER 31,
                                                 -----------------
                          INTEREST   INTEREST
TYPE OF COLLATERAL          RATE      PAYMENT      1996     1995   MATURITY
------------------        -------- ------------- -------- -------- --------
                                                  (IN THOUSANDS)
Uncollateralized note....   7.43%     Monthly    $    --  $  5,000  1/1996
Uncollateralized note....   7.44%     Monthly         --     7,000  2/1996
Collateralized notes.....   5.00%    Quarterly        --       785  5/1996
Uncollateralized note....   7.43%     Monthly       5,500      --   1/1997
Uncollateralized note....   7.64%     Monthly       6,240      --   1/1997
Uncollateralized note....   7.73%     Monthly       3,850      --   1/1997
Uncollateralized note....   8.25%     Monthly       9,300      --   1/1997
Collateralized note......   5.50%    Quarterly      4,500    4,500  2/1999
Collateralized note......   5.50%    Quarterly        809      964  5/2001
Collateralized note......   6.60%    Quarterly     20,000   20,000  7/2001
Uncollateralized notes...   8.68%  Semi-annually   50,000   50,000 12/2004
Uncollateralized notes...   8.73%  Semi-annually   50,000   50,000  6/2005
Uncollateralized notes...   7.90%  Semi-annually   40,000      --   6/2006
Uncollateralized note....                           2,579    2,394  7/2006
Uncollateralized notes...   8.00%  Semi-annually   35,000      --  12/2006
Uncollateralized note....   8.00%    Quarterly      2,121    2,233  1/2008
Other collateralized
notes....................                              50      300 various
                                                 -------- --------
                                                 $229,949 $143,176
                                                 ======== ========

  The following is a schedule of maturities on notes payable for the next five years ending December 31 and in total thereafter:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
     1997........................................................    $ 27,150
     1998........................................................       3,059
     1999........................................................       9,918
     2000........................................................       7,039
     2001........................................................      26,013
       Thereafter................................................     156,770
                                                                     --------
                                                                     $229,949
                                                                     ========

  The note agreements contain, among other things, covenants restricting the sale of property and certain financial ratios and reporting requirements.

  In 1996, the Operating Partnership placed $75 million of fixed-rate, uncollateralized notes due 2006 with a group of institutional investors. The notes were issued in two series. The first note series in the amount of $40 million was issued in July 1996 with a fixed interest rate of 7.9%, and the second note series in the amount of $35 million was issued in December 1996 with a fixed interest rate of 8%.

                        NATIONAL GOLF PROPERTIES, INC.

(5) NOTES PAYABLE (CONTINUED)

The Operating Partnership applied the net proceeds from the $75 million notes to repay bank debt and to partially finance the acquisition of Sweetwater Country Club.

  In 1994, the Operating Partnership placed $100 million of fixed-rate, uncollateralized notes due 2004 and 2005 with a group of institutional investors. The notes were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%. With respect to the $50 million first note series, the Operating Partnership received $30 million in December 1994 and $20 million in January 1995. With respect to the $50 million second note series, the Operating Partnership received $50 million in June 1995. The Operating Partnership applied the net proceeds from the $100 million notes to repay bank debt, to finance future acquisitions of golf courses and related facilities and properties, and for general partnership purposes.

  The Company has a $40 million credit facility, which terminates on April 1, 1997, bearing interest at a floating rate (which was 8.25% at December 31, 1996), from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of approximately $24.9 million under this credit facility as of December 31, 1996.

  In connection with the combined purchase of Monterey Country Club and Palm Valley Country Club, the Company entered into an eleven-year, non-interest bearing, uncollateralized note for $4,000,000 with the seller of the properties. Based on the borrowing rates available to the Company for debt with similar terms and average maturities, the interest rate used to discount the note is 7.75%. The discount is being amortized over the life of the loan using the effective interest method. The discounted note balance at December 31, 1996 was approximately $2,579,000. The unamortized discount balance at December 31, 1996 was approximately $1,421,000.

  An OP Limited Partner, who owns or controls 75,003 OP Units, is the holder of a promissory note for approximately $2.1 million that the Company assumed at the time of the Offering in connection with the Company's acquisition of four golf courses from a corporation that previously had been 50% owned by such OP Limited Partner. The Company made interest payments in 1996 and 1995 of approximately $175,000 and $184,000, respectively.

  The market value of notes payable at December 31, 1996 and 1995 is estimated to be approximately $235,095,000 and $147,882,000, respectively, based on current interest rates for comparable loans. The net book value at December 31, 1996 of the assets collateralizing the notes payable is $49 million.

(6) COMMITMENTS AND CONTINGENCIES

  The Company is required under the Leases to pay for various remaining capital improvements totaling approximately $20.6 million, of which approximately $19.9 million will be paid during the next two years. Any subsequent capital improvements to these golf courses are the responsibility of the Lessees.

  In addition, the Company leases the land associated with Bear Creek Golf World from a local municipality pursuant to a ground lease. At December 31, 1996, there was a net book value of approximately $3,241,000 of improvements at this property included in buildings, ground improvements and furniture, fixtures and equipment on the balance sheet. At the termination of the lease in June 2022, all fixed improvements are surrendered to the local municipality. Under the terms of the ground lease, the Company remits a percentage of the green fees and net profits from the sale of food and beverages to the local municipality. For the years ended December 31, 1996, 1995 and 1994, the ground lease expense was approximately $351,000, $369,000 and $341,000, respectively.

  Also, the Company leases approximately 14 acres of land associated with Mesquite Golf & Country Club from various landowners. The leases for this property expire between 2041 and 2043. AGC, as the lessee under the Lease, is required to make all ground lease payments.

                        NATIONAL GOLF PROPERTIES, INC.

(7) LEASE RENTAL AGREEMENTS

  Future minimum rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
     1997........................................................    $ 65,978
     1998........................................................      65,979
     1999........................................................      65,979
     2000........................................................      65,979
     2001........................................................      65,979
     Thereafter..................................................     625,855
                                                                     --------
                                                                     $955,749
                                                                     ========

  The minimum rent for the first year for each golf course under the Leases is initially set at a fixed amount. Thereafter, with respect to the Leases for the Initial Golf Courses, minimum rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these Leases, percentage rent is paid to the Company each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount plus 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Course Revenue is generally defined in the Leases to include all revenue received from the operation of the applicable golf course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. Other Revenue is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. AGC has options to extend the term of each lease for one to three five-year terms. Generally, for the Leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or
(b) a specified percentage of Course Revenue and Other Revenue. The minimum base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. Percentage rent income for the years ended December 31, 1996, 1995 and 1994 was approximately $4,289,000, $3,731,000 and $2,657,000, respectively.

(8) STOCK OPTIONS AND AWARDS

  The Company has established a Stock Incentive Plan, under which executive officers and other key employees of the Company and AGC may be granted stock options or restricted stock. Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the Stock Incentive Plan, for the Company's executive officers. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest 20% per year over a five year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the five year vesting period. Such expense amounted to approximately $1,089,000, $943,000, and $893,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                        NATIONAL GOLF PROPERTIES, INC.

(8) STOCK OPTIONS AND AWARDS (CONTINUED)

  Stock options vest at 25% per year over four years and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the Company's Stock Incentive Plan for the years ended December 31, 1996, 1995 and 1994:

                                                    NUMBER OF WEIGHTED AVERAGE
                                 NUMBER OF SHARES-- SHARES--  OPTION EXERCISE
                                  RESTRICTED STOCK   OPTIONS       PRICE
                                 ------------------ --------- ----------------
   Outstanding at December 31,
    1993........................      225,000        502,500       $20.28
     Granted....................       17,500         55,000        20.76
     Vested.....................      (43,000)           --           --
     Cancelled..................      (10,000)       (39,100)       20.38
                                      -------        -------       ------
   Outstanding at December 31,
    1994........................      189,500        518,400       $20.32
     Vested.....................      (46,500)           --           --
     Cancelled..................          --         (17,300)       20.38
                                      -------        -------       ------
   Outstanding at December 31,
    1995........................      143,000        501,100       $20.32
     Granted....................       70,000         40,000        25.88
     Vested.....................      (46,500)           --           --
     Cancelled..................          --         (34,075)       21.70
     Exercised..................          --         (21,925)       20.38
                                      -------        -------       ------
   Outstanding at December 31,
    1996........................      166,500        485,100       $20.68
                                      =======        =======       ======
                                                              WEIGHTED AVERAGE
                                                    NUMBER OF OPTION EXERCISE
                                                     SHARES        PRICE
                                                    --------- ----------------
   Options exercisable at:
     December 31, 1996.............................  327,575       $20.23
     December 31, 1995.............................  236,800       $20.30
     December 31, 1994.............................  115,850       $20.27

  The range of exercise prices for the options outstanding at December 31, 1996 is $18.50 through $25.875 with a weighted average remaining contractual life of seven years. The range of exercise prices for options exercisable at December 31, 1996 is $18.50 through $20.375 with a weighted average remaining contractual life of 6.7 years.

  As of December 31, 1996, a total of 790,475 additional shares remain reserved for issuance under the Stock Incentive Plan. There were 1,600,000 shares originally reserved for issuance under the Stock Incentive Plan.

                        NATIONAL GOLF PROPERTIES, INC.

(8) STOCK OPTIONS AND AWARDS (CONTINUED)

  The Company also has adopted the 1995 Independent Director Equity Participation Plan, pursuant to which directors of the Company may be granted stock options and restricted stock. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest at the earlier of (i) the fifth anniversary of the date of grant or (ii) the directors' normal retirement at or after age 65. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Stock options vest on the first anniversary of the date on which the option was granted and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the Company's 1995 Independent Director Equity Participation Plan for the year ended December 31, 1996:

                                                     NUMBER OF WEIGHTED AVERAGE
                                  NUMBER OF SHARES-- SHARES--  OPTION EXERCISE
                                   RESTRICTED STOCK   OPTIONS       PRICE
                                  ------------------ --------- ----------------
   Granted.......................       12,000        24,000        $23.42
                                        ------        ------        ------
   Outstanding at December 31,
    1996.........................       12,000        24,000        $23.42
                                        ------        ------        ------
                                                               WEIGHTED AVERAGE
                                                     NUMBER OF OPTION EXERCISE
                                                      SHARES        PRICE
                                                     --------- ----------------
   Options exercisable at:
     December 31, 1996..............................  16,000        $20.94

  The range of exercise prices for the options outstanding at December 31, 1996 is $19.75 through $28.375 with a weighted average remaining contractual life of nine years. The range of exercise prices for options exercisable at December 31, 1996 is $19.75 through $22.125 with a weighted average remaining contractual life of 8.6 years.

  As of December 31, 1996, a total of 112,000 shares remain reserved for issuance under the 1995 Independent Director Equity Participation Plan. There were 148,000 shares originally reserved for issuance under the 1995 Independent Director Equity Participation Plan.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1996      1995
                                                            --------- ---------
                                                              (IN THOUSANDS,
                                                             EXCEPT PER SHARE)
     Net income, as reported............................... $  13,412 $  13,286
     Net income, pro forma.................................    13,387    13,278
     Net income per share, as reported.....................      1.17      1.25
     Net income per share, pro forma.......................      1.17      1.25

  The weighted average fair value of options granted during 1996 and 1995 are $6.19 and $2.08, respectively. The fair value of each option grant issued in 1996 and 1995 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 1.3%,

                        NATIONAL GOLF PROPERTIES, INC.

(8) STOCK OPTIONS AND AWARDS (CONTINUED)

(b) expected volatility of the Company's stock of 19.6%, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time to maturity approximately equal to the options' expected time to exercise and (d) expected option lives of four years for options granted in 1996 and one year for options granted in 1995.

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

  For the years ended December 31, 1996, 1995 and 1994 the Company's contributions to the 401(k) Plan were approximately $14,000, $13,000 and $12,000, respectively.

(10) RELATED PARTY TRANSACTIONS

  The Company has in the past and will continue to identify golf courses it seeks to acquire for the purpose of leasing such courses to AGC and other golf course operators. The Company evaluates potential golf course acquisitions based on a golf course's ability to generate cash flows sufficient to enable an operator to operate the course profitably and provide the Company its desired rate of return on its capital investment. Such evaluation is integral to the Company's determination of the price it is willing to pay for a particular course. The Company's acquisition of a course is recorded in the Company's financial statements at cost and the value of such course then is evaluated periodically to determine its carrying value based on the cash flow from the lease of such property. Because AGC may be deemed to be an affiliate of the Company, the Company's leases with AGC may not reflect arms-length transactions. As a result, there is a risk that the terms of such leases are not as favorable to the Company as the terms would have been if the Company leased its golf courses to unaffiliated operators and, if the Company could have obtained more favorable terms, that the Company's financial statements understate the returns that the Company could obtain on leases of such properties. It is management's belief, however, that the terms and conditions of its leases with AGC are no less favorable to the Company than the terms and conditions that the Company could obtain if it leased its golf courses to operators other than AGC.

(11) STATEMENT OF CASH FLOWS--SUPPLEMENTAL DISCLOSURES

  Non-cash transactions for the year ended December 31, 1996 include (i) approximately $40.8 million of golf course acquisitions which were financed by the issuance of 1,577,820 shares of Common Stock; (ii) the assumption of approximately $25.2 million of debt; (iii) approximately $1.3 million in capital improvements accrued but not paid; (iv) approximately $1.5 million of golf course acquisitions which were financed by the issuance of 61,339 OP Units; and (v) approximately $900,000 in seller financing related to the sale of Wootton Bassett Golf Club by the Company.

  Non-cash transactions for the year ended December 31, 1995 include approximately $2.3 million of golf course acquisitions which were financed by a note payable and approximately $2.2 million in seller financing related to the sale of a golf course by the Company.

  Non-cash transactions for the year ended December 31, 1994 include approximately $28.2 million of golf course acquisitions which were financed by notes payable and a capital contribution from an unaffiliated limited partner.

                        NATIONAL GOLF PROPERTIES, INC.

(12) OTHER DATA

  AGC is the lessee of all but five of the golf courses in the Company's portfolio. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

  The following table sets forth certain condensed financial information concerning AGC.

                                                                DECEMBER 31,
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
   Current assets............................................ $ 57,511 $ 47,384
   Non-current assets........................................  131,654   96,771
                                                              -------- --------
   Total assets.............................................. $189,165 $144,155
                                                              ======== ========
   Total current liabilities................................. $ 50,993 $ 36,478
   Total long-term liabilities...............................   68,041   42,394
   Minority interest.........................................      466      681
   Total stockholders' equity................................   69,665   64,602
                                                              -------- --------
   Total liabilities and stockholders' equity................ $189,165 $144,155
                                                              ======== ========

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                        1996     1995     1994
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
   Total revenues.................................... $439,567 $359,066 $306,529
                                                      ======== ======== ========
   Net income........................................ $ 14,275 $  9,682 $ 10,291
                                                      ======== ======== ========

(13) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial data for the years ended December 31, 1996 and 1995 is as follows (in thousands, except per share amounts):

                                                     QUARTER ENDED
                                       -----------------------------------------
   FISCAL 1996                         MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
   -----------                         -------- ------- ------------ -----------
   Revenues........................... $13,114  $13,844   $16,034      $17,105
   Operating income................... $ 7,767  $ 8,279   $ 9,818      $10,375
   Net income......................... $ 3,034  $ 3,339   $ 3,401      $ 3,638
   Net income per share............... $  0.29  $  0.31   $  0.29      $  0.29
                                                     QUARTER ENDED
                                       -----------------------------------------
   FISCAL 1995                         MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
   -----------                         -------- ------- ------------ -----------
   Revenues........................... $10,583  $11,420   $11,842      $13,979
   Operating income................... $ 6,377  $ 7,129   $ 7,016      $ 9,017
   Net income......................... $ 4,166  $ 3,298   $ 2,993      $ 2,829
   Net income per share............... $  0.39  $  0.31   $  0.28      $  0.27

                        NATIONAL GOLF PROPERTIES, INC.

(14) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The pro forma financial information set forth below is presented as if the 1996 acquisitions (Note 2) had been consummated as of January 1, 1996 and 1995.

  The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1996 and 1995, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).

                                               FOR THE YEAR      FOR THE YEAR
                                                   ENDED             ENDED
                                             DECEMBER 31, 1996 DECEMBER 31, 1995
                                             ----------------- -----------------
   Revenues from rental property............      $67,441           $61,498
   Net income...............................      $13,637           $12,869
   Net income per share.....................      $  1.19           $  1.21

  The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) a decrease in interest income; (iii) an increase in interest expense; and (iv) an increase for 1996 and a decrease for 1995 in income applicable to minority interest.

(15) SUBSEQUENT EVENTS (UNAUDITED)

  On January 2, 1997 the Company purchased Stonecreek Golf Course located in Phoenix, Arizona for approximately $9.4 million.

  On January 10, 1997 the Company purchased Tamarack Golf Club located in Naperville, Illinois for approximately $5.3 million.

  On January 14, 1997, the Company declared a quarterly distribution for the fourth quarter of 1996 of $0.42 per share to stockholders of record on January 31, 1997, which was paid on February 17, 1997.

  In the first quarter of 1997, the Company obtained a commitment from a group of commercial banks for a $75 million credit facility (the "New Credit Facility"). It is expected that borrowings under the New Credit Facility would bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced based upon the Company improving certain Company ratios. Consummation of the New Credit Facility arrangement is subject to completion of the lenders' due diligence and completion of documentation satisfactory to the Company and such lenders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference to the sections entitled (i) "Nominees for Election as Director;" (ii) "Directors Continuing in Office;" and (iii) "Executive Officers" contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

  Incorporated by reference to the section entitled "Executive Compensation" contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference to the section entitled "Certain Relationships and Related Transactions" contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                           PAGE
                                                                           NO.
                                                                           ----
(a) 1. FINANCIAL STATEMENTS
   Report of Independent Accountants...................................... 21
   Consolidated Balance Sheets of National Golf Properties, Inc. as of De-
    cember 31, 1996
    and 1995.............................................................. 22
   Consolidated Statements of Operations of National Golf Properties, Inc.
    for the years ended December 31, 1996, 1995 and 1994.................. 23
   Consolidated Statements of Stockholders' Equity of National Golf
    Properties, Inc. for the years ended December 31, 1996, 1995 and 1994. 24
   Consolidated Statements of Cash Flows of National Golf Properties, Inc.
    for the years ended December 31, 1996, 1995 and 1994.................. 25
   Notes to Consolidated Financial Statements............................. 26
    2. FINANCIAL STATEMENT SCHEDULES
   Schedule III--Real Estate and Accumulated Depreciation................. 41

                                                                    SCHEDULE III

                         NATIONAL GOLF PROPERTIES, INC.


                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)
                                 (IN THOUSANDS)


                               DECEMBER 31, 1996

                                   INITIAL COST TO                    GROSS AMOUNT AT WHICH
                                       COMPANY                     CARRIED AT CLOSE OF PERIOD
                                 --------------------             -----------------------------
                                                         COST
                                                      CAPITALIZED
                                                      SUBSEQUENT           TOTAL COST
                                         BUILDINGS &      TO              BUILDINGS &           ACCUMULATED     DATE       DATE
  DESCRIPTION       ENCUMBRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED ACQUIRED
  -----------       ------------ ------- ------------ ----------- ------- ------------ -------- ------------ ----------- --------
DAILY FEE
 COURSES:
Continental,
 Scottsdale, AZ.       $  --     $    64   $    881     $   12    $    66   $    891   $    957   $   479       1974       1986
Desert Lakes,
 Fort Mojave,
 AZ.............          --         163      3,102         40        163      3,142      3,305       468       1990       1993
El Caro,
 Phoenix, AZ....          --          61        553         13         63        564        627       534       1975       1983
Kokopelli,
 Gilbert, AZ....          --       1,177      4,261        135      1,177      4,396      5,573       711       1993       1994
Villa De Paz,
 Phoenix, AZ....          --         186        397         18        188        413        601       344       1974       1981
Camarillo
 Springs,
 Camarillo, CA..          --         141      2,880        710        143      3,588      3,731     1,629       1972       1984
Carmel Mountain,
 San Diego, CA..          --       1,669      5,865        --       1,669      5,865      7,534       478       1986       1995
Lomas Santa Fe,
 Solana Beach, CA.        --         175        575         20        177        593        770       530       1974       1982
Mesquite, Palm
 Springs, CA....          --       1,057      5,140        203      1,061      5,339      6,400       749       1985       1993
Rancho San
 Joaquin,
 Irvine, CA.....          --         871      8,375        411        873      8,784      9,657     2,420       1962       1992
San Geronimo,
 San Geronimo,
 CA.............          --         846      5,426        --         846      5,426      6,272        12       1964       1996
Summitpointe,
 Milpitas, CA...        4,500      2,315      4,813        361      2,315      5,174      7,489       791       1977       1994
Upland Hills,
 Upland, CA.....          --       1,835      6,312         93      1,835      6,405      8,240       382       1982       1995
Vista Valencia,
 Valencia, CA...          --         652      5,369         40        657      5,404      6,061     2,632       1963       1987
Eagle,
 Broomfield, CO.          --         400      2,425         20        402      2,443      2,845     1,372       1961       1988
Arrowhead,
 Davie, FL......          --         601      2,190         20        604      2,207      2,811       568       1967       1993
Binks Forest,
 Wellington, FL.          --         224      4,591        125        224      4,716      4,940       592       1991       1994
Sabal Palm,
 Tamarac, FL....          --         441      3,357         20        443      3,375      3,818     1,526       1967       1990
Summerfield
 Crossing,
 Tampa, FL......          --         105      2,508        --         105      2,508      2,613        55       1987       1996
Goshen
 Plantation,
 Augusta, GA....          --         195      3,042        221        195      3,263      3,458       356       1971       1994
River's Edge,
 Fayetteville,
 GA.............          --         250      4,069        151        143      4,327      4,470       458       1989       1994
Ruffled
 Feathers,
 Lemont, IL.....          --         293      9,316        (23)       293      9,293      9,586       579       1992       1995
Sugar Ridge,
 Lawrenceburg,
 IN.............          --         168      2,602        454        168      3,056      3,224       354       1994       1994
Deer Creek,
 Overland Park,
 KS.............          --         695      7,147        --         695      7,147      7,842        39       1989       1996
Dub's Dread,
 Kansas City,
 KS.............          --         135      2,997        298        135      3,295      3,430       477       1963       1994
WestWinds, New
 Market, MD.....          --         153      3,614        --         153      3,614      3,767        19       1971       1996
Links at
 Northfork,
 Ramsey, MN.....          --         280      3,770         75        280      3,845      4,125       499       1992       1994
Royal Meadows,
 Kansas City,
 MO.............          --         176      1,822         40        181      1,857      2,038     1,036       1933       1984
Rancocas,
 Willingboro,
 NJ.............          --         239      1,816      1,206        241      3,020      3,261       915       1963       1989
Paradise Hills,
 Albuquerque,
 NM.............          --         350      5,181        --         350      5,181      5,531       197       1963       1996
Pawtuckett,
 Charlotte, NC..          --          63      1,563        --          63      1,563      1,626        33       1971       1996
Bent Tree,
 Columbus, OH...          --         123      4,207        --         123      4,207      4,330        90       1988       1996
Fowler's Mill,
 Chesterland,
 OH.............          --         346      1,760         20        349      1,777      2,126       972       1972       1986
Hershey South,
 Hershey, PA....          --         150      1,995         85        150      2,080      2,230       316       1927       1994
Golden Oaks,
 Fleetwood, PA..          --         989      4,677        100        989      4,777      5,766       249       1994       1996
Hickory Heights,
 Bridgeville,
 PA.............          --          87      2,027        966         82      2,998      3,080       231       1990       1994
The Links,
 Charleston,
 SC.............          --          44      1,582          2         44      1,584      1,628        34       1989       1996
Forrest
 Crossing,
 Nashville, TN..          --         140      2,829         17        140      2,846      2,986        63       1988       1996
Bear Creek,
 Houston, TX....          --         --       6,163        757        --       6,920      6,920     3,678       1966       1985
Lake Houston,
 Huffman, TX....          --         823      1,620         63        829      1,677      2,506       896       1975       1985
Riverchase,
 Coppell, TX....          --         250      1,658      1,081        253      2,736      2,989       930       1987       1988
Riverside, Grand
 Prairie, TX....          --         574      4,445        105        576      4,548      5,124     1,195       1986       1990
Southwyck,
 Pearland, TX...          --         672      3,492        131        673      3,622      4,295       586       1988       1993
Chesapeake,
 Chesapeake,
 VA.............          --         321      3,490        299        321      3,789      4,110       120       1984       1996
Honey Bee,
 Virginia Beach,
 VA.............          --         556      5,009        --         556      5,009      5,565       504       1987       1995
Reston National,
 Reston, VA.....          --         996      4,584         20        999      4,601      5,600       929       1968       1993
Capitol City,
 Olympia, WA....          809        437      2,572        161        437      2,733      3,170       347       1961       1994
Lake Wilderness,
 Maple Valley,
 WA.............          --         110      1,665        332        110      1,997      2,107       262       1974       1994
                       ------    -------   --------     ------    -------   --------   --------   -------
                       $5,309    $22,598   $169,734     $8,802    $22,539   $178,595   $201,134   $32,636
                       ------    -------   --------     ------    -------   --------   --------   -------

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                                 (IN THOUSANDS)

                               DECEMBER 31, 1996

                                 INITIAL COST TO                    GROSS AMOUNT AT WHICH
                                     COMPANY                     CARRIED AT CLOSE OF PERIOD
                               --------------------             -----------------------------
                                                       COST
                                                    CAPITALIZED
                                                    SUBSEQUENT           TOTAL COST
                                       BUILDINGS &      TO              BUILDINGS &           ACCUMULATED     DATE       DATE
  DESCRIPTION     ENCUMBRANCES  LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED ACQUIRED
  -----------     ------------ ------- ------------ ----------- ------- ------------ -------- ------------ ----------- --------
PRIVATE COUNTRY
 CLUBS:
Ancala,
 Scottsdale,
 AZ.............    $   --     $   207   $  8,319     $   --    $   207   $  8,319   $  8,526   $   170       1990       1996
Arrowhead,
 Glendale, AZ...        --         185      5,816         --        185      5,816      6,001       123       1986       1996
Canyon Oaks,
 Chico, CA......         50        309      2,172       2,126       309      4,298      4,607       324       1987       1994
Escondido,
 Escondido, CA..        --         114      2,382         587       116      2,967      3,083     1,386       1962       1983
Monterey, Palm
 Desert, CA.....        --       1,294      6,584         202     1,294      6,786      8,080       546       1978       1995
Palm Valley,
 Palm Desert,
 CA.............        --       1,750     13,769         334     1,750     14,103     15,853       963       1985       1995
SeaCliff,
 Huntington
 Beach, CA......        --       2,430      7,602         111     2,430      7,713     10,143       221       1975       1996
Sunset Hills,
 Thousand Oaks,
 CA.............        --         302      1,378          18       304      1,394      1,698     1,130       1966       1975
Wood Ranch, Simi
 Valley, CA.....        --         481      9,111         698       481      9,809     10,290       775       1984       1995
Heather Ridge,
 Aurora, CO.....        --         992      1,500         715       995      2,212      3,207     1,039       1970       1990
Pinery, Denver,
 CO.............        --         174      5,380         --        174      5,380      5,554       122       1972       1996
Crescent Oaks,
 Clearwater, FL.        --          35        833          25        35        858        893        28       1990       1996
Brookstone,
 Acworth, GA....        --         557      2,608         410       559      3,016      3,575       655       1987       1993
The Plantation,
 Boise, ID......        --          87      2,562           2        87      2,564      2,651        56       1920       1996
Mission Hills,
 Northbrook, IL.        --         400      3,600         531       402      4,129      4,531     2,058       1980       1988
Highlands Golf,
 Hutchinson, KS.        --          40        576           1        40        577        617        15       1972       1996
Tallgrass,
 Wichita, KS....        --          43      2,409          20        43      2,429      2,472        54       1980       1996
Shenandoah,
 Baton Rouge,
 LA.............        --          38      1,268         --         38      1,268      1,306        37       1972       1996
Stonebridge, New
 Orleans, LA....        --          31        856           6        31        862        893        34       1984       1996
Hunt Valley,
 Phoenix, MD....        --         515      1,662          12       517      1,672      2,189     1,269       1972       1983
Skyline Woods,
 Elkhorn, NE....        --         358      3,432         265       361      3,694      4,055     1,311       1986       1990
Tanoan,
 Albuquerque,
 NM.............        --          12      3,241          20        15      3,258      3,273     2,472       1978       1982
Brandywine,
 Maumee, OH.....        --         814      2,861          82       816      2,941      3,757       862       1967       1991
Oakhurst, Grove
 City, OH.......        --         344      1,776         581       346      2,355      2,701       819       1959       1980
Royal Oak,
 Cincinnati, OH.        --         175        822          12       178        831      1,009       494       1963       1985
Meadowbrook,
 Tulsa, OK......        --          89      3,236           3        89      3,239      3,328        69    mid 1950's    1996
The Trails,
 Norman, OK.....        --          42      2,361           7        42      2,368      2,410        58       1982       1996
Creekside,
 Salem, OR......        --         128      3,456       2,374       128      5,830      5,958       425       1993       1995
Oregon Golf,
 West Linn, OR..        --         433     10,230         495       434     10,724     11,158       521       1992       1995
Hershey,
 Hershey, PA....        --       1,624      6,400         921     1,624      7,321      8,945     1,028       1915       1994
Berry Creek,
 Georgetown, TX.        --         204      4,876         146       204      5,022      5,226       411       1986       1995
Diamond Oaks,
 Fort Worth, TX.        --         132      3,577          54       132      3,631      3,763        72       1959       1996
Eldorado,
 McKinney, TX...        --         221      6,247           2       221      6,249      6,470       126       1981       1996
Great Southwest,
 Grand Prairie,
 TX.............        --         442      7,825          19       442      7,844      8,286       163       1964       1996
Oakridge,
 Garland, TX....        --          87      3,439         115        87      3,554      3,641        74       1982       1996
Sweetwater,
 Sugarland, TX..        --         207     11,783         --        207     11,783     11,990       338       1983       1996
Walden, Humble,
 TX.............        --         178      3,425         --        178      3,425      3,603        23       1984       1996
Willow Fork,
 Katy, TX.......        --          44      2,742           2        44      2,744      2,788        54       1990       1996
Woodhaven, Fort
 Worth, TX......        --          43      2,022         --         43      2,022      2,065        47       1972       1996
Bear Creek,
 Woodinville,
 WA.............        --         705      4,823         310       711      5,127      5,838     1,350       1983       1993
                    -------    -------   --------     -------   -------   --------   --------   -------
                    $    50    $16,266   $168,961     $11,206   $16,299   $180,134   $196,433   $21,722
                    -------    -------   --------     -------   -------   --------   --------   -------
RESORT COURSES:
London Bridge,
 Lake Havasu
 City, AZ.......    $   --     $   301   $  1,699     $    24   $   305   $  1,719   $  2,024   $   719       1968       1986
Superstition
 Springs, Mesa,
 AZ.............        --         698      3,771          32       702      3,799      4,501     1,108       1986       1992
Tatum Ranch,
 Cave Creek, AZ.        --       1,000      3,972          (5)    1,002      3,965      4,967     1,289       1986       1992
Legend at
 Arrowhead,
 Glendale, AZ...        --         502      3,408         --        502      3,408      3,910       927       1986       1992
Aptos Seascape,
 Aptos, CA......        --         901      3,491          20       904      3,508      4,412       875       1926       1986
BlackLake,
 Nipomo, CA.....        --       1,744      9,299         --      1,744      9,299     11,043       224       1965       1996
Arrowhead,
 Littleton, CO..        --         302      3,245         425       304      3,668      3,972     1,094       1972       1988

                        NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)
                                (IN THOUSANDS)


                               DECEMBER 31, 1996

                                  INITIAL COST TO                    GROSS AMOUNT AT WHICH
                                      COMPANY                     CARRIED AT CLOSE OF PERIOD
                                --------------------             -----------------------------
                                                        COST
                                                     CAPITALIZED
                                                     SUBSEQUENT           TOTAL COST
                                        BUILDINGS &      TO              BUILDINGS &           ACCUMULATED     DATE       DATE
  DESCRIPTION     ENCUMBRANCES   LAND   IMPROVEMENTS ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED ACQUIRED
  -----------     ------------  ------- ------------ ----------- ------- ------------ -------- ------------ ----------- --------
Las Vegas
 Hilton, Las
 Vegas, NV......    $   --      $   261   $  3,727     $ 1,586   $   264   $  5,310   $  5,574   $ 2,951       1961       1982
Painted Desert,
 Las Vegas, NV..        --        1,355      4,741         --      1,355      4,741      6,096       115       1987       1996
Wildhorse,
 Henderson, NV..        --        4,677      6,557       2,528     4,677      9,085     13,762       758       1959       1994
Brigantine,
 Brigantine, NJ.        --          194      1,768       1,299       196      3,065      3,261     1,035       1926       1989
Carolina Shores,
 Calabash, NC...        --          588      5,903          12       590      5,913      6,503     2,504       1974       1986
Colonial
 Charters,
 Longs, SC......        --          213      4,579         --        213      4,579      4,792       101       1989       1996
Port Royal,
 Hilton Head
 Island, SC.....     20,000(2)    6,289     15,190       1,994     6,289     17,184     23,473     1,941       1985       1994
Shipyard, Hilton
 Head Island,
 SC.............        -- (2)    4,773      9,756         381     4,773     10,137     14,910     1,242       1969       1994
Pecan Valley,
 San Antonio,
 TX.............        --          389      3,989         412       391      4,399      4,790     1,665       1962       1990
                    -------     -------   --------     -------   -------   --------   --------   -------
                    $20,000     $24,187   $ 85,095     $ 8,708   $24,211   $ 93,779   $117,990   $18,548
                    -------     -------   --------     -------   -------   --------   --------   -------
                    $25,359     $63,051   $423,790     $28,716   $63,048   $452,508   $515,557   $72,906
                    =======     =======   ========     =======   =======   ========   ========   =======

-------
(1) Corporate assets are not included within the amounts.

(2) Combined encumbrance for Port Royal and Shipyard golf courses.

  Depreciation of the Company's investment in Buildings and Improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

     Buildings.................................................... 30 years
     Ground improvements.......................................... 20 years
     Furniture, fixtures and equipment............................ 3 to 10 years

  The changes in total real estate assets and accumulated depreciation (excluding corporate assets and related accumulated depreciation) for the three years ended December 31, are as follows:

                                                    TOTAL REAL ESTATE ASSETS
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
     Balance, beginning of year................... $361,831  $271,850  $166,284
     Acquisitions.................................  155,013    83,171   101,742
     Improvements.................................    6,346     8,770     3,879
     Disposals....................................   (7,633)   (1,960)      (55)
                                                   --------  --------  --------
     Balance, end of year......................... $515,557  $361,831  $271,850
                                                   ========  ========  ========
                                                    ACCUMULATED DEPRECIATION
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
     Balance, beginning of year................... $ 58,709  $ 46,862  $ 37,634
     Depreciation for year........................   17,978    12,598     9,228
     Disposals....................................   (3,781)     (751)      --
                                                   --------  --------  --------
     Balance, end of year......................... $ 72,906  $ 58,709  $ 46,862
                                                   ========  ========  ========

3. EXHIBITS

    2.1 Agreement and Plan of Merger dated as of August 31, 1995, by and between National Golf Properties, Inc., a Delaware corporation, and
        National Golf Properties of Maryland, Inc. (renamed "National Golf
        Properties, Inc." immediately upon effectiveness of the merger), a Maryland corporation (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 26, 1995)
    2.2 Asset Purchase Agreement and Agreement and Plan of Merger by and among
        Golf Enterprises, Inc., National Golf Properties, Inc. and GEI
        Acquisition Corporation, dated February 2, 1996 (incorporated by reference to Exhibit 2 to Golf Enterprises, Inc. (File No. 0-24264)
        Current Report on Form 8-K dated February 7, 1996)
    2.3 First Amendment to Asset Purchase Agreement and Agreement and Plan of
        Merger, dated as of February 16, 1996, by and among National Golf
        Properties, Inc., GEI Acquisition Corporation and Golf Enterprises,
        Inc. (incorporated by reference to Exhibit 2.3 to the Company's Annual
        Report on Form 10-K dated February 29, 1996)
    3.1 Articles of Incorporation of National Golf Properties, Inc.
        (incorporated by reference to Exhibit 3.1 to the Company's Current
        Report on Form 8-K dated September 26, 1995)
    3.2 By-Laws of National Golf Properties, Inc. (incorporated by reference to
        Exhibit 3.2 to the Company's Current Report on Form 8-K dated September
        26, 1995)
    3.3 Specimen of certificate representing shares of Common Stock
        (incorporated by reference to Exhibit 3.3 to the Company's Report on Form 8-B dated December 29, 1995)
   10.1 Agreement of Limited Partnership of National Golf Operating
        Partnership, L.P., dated as of August 18, 1993, by and among National
        Golf Properties, Inc. and the Persons named therein as Limited Partners
        (incorporated by reference to Exhibit 10.1 to the Company's Annual
        Report on Form 10-K dated February 29, 1996)
   10.2 Form of Lease Agreement between the Company and AGC with respect to the Initial Golf Courses and the Mesquite and Desert Lakes golf courses
        (incorporated by reference to Exhibit 10.2 to the Company's
        Registration Statement on Form S-11 No. 33-63110)
   10.3 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli,
        Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey
        South, Canyon Oaks, Capitol City, Binks Forest, Port Royal, Shipyard,
        Sugar Ridge, Wildhorse, Goshen Plantation, Hickory Heights, River's
        Edge, Berry Creek, Carmel Mountain, Creekside, Honey Bee, Wood Ranch,
        Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf,
        Golden Oaks, Paradise Hills, Chesapeake, SeaCliff, Ancala, Arrowhead,
        BlackLake, Painted Desert, Walden, Deer Creek, WestWinds, Stonecreek and Tamarack; and Form of Lease Agreement between the Company and CGG with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's
        Annual Report on Form 10-K dated February 29, 1996)
   10.4 Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.4 to the Company's
        Annual Report on Form 10-K dated February 29, 1996)
   10.5 Shelf Registration Rights Agreement, made and entered into as of August
        18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K dated February 29, 1996)

  *10.6  National Golf Properties, Inc. Stock Incentive Plan Key Employees of
         National Golf Properties, Inc., National Golf Operating Partnership,
         L.P. and American Golf Corporation, effective August 18, 1993
         (incorporated by reference to Exhibit 10.6 to the Company's Annual
         Report on Form 10-K dated February 29, 1996)
  *10.7  Indemnification Agreement, made as of August 18, 1993, by and between
         National Golf Properties, Inc. and its directors and officer
         (incorporated by reference to Exhibit 10.7 to the Company's Annual
         Report on Form 10-K dated February 29, 1996)
  *10.8  Employment Agreements, dated August 18, 1993, between National Golf
         Properties, Inc. and each of Richard C. Price and Edward R. Sause
         (incorporated by reference to Exhibit 10.8 to the Company's Annual
         Report on Form 10-K dated February 29, 1996)
   10.9  Director Designation Agreement, dated as of August 18, 1993 by and among David G. Price, National Golf Properties, Inc. and National Golf
         Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K dated February 29, 1996)
   10.10 Services Agreement, entered into as of August 18, 1993, by and between
         National Golf Properties, Inc. and National Golf Operating
         Partnership, L.P. (incorporated by reference to Exhibit 10.10 to the
         Company's Annual Report on Form 10-K dated February 29, 1996)
   10.11 Senior Secured Promissory Notes and Guarantees related to the Option
         Golf Courses, each made and entered into as of August 18, 1993, between National Golf Operating Partnership, L.P., and The Price
         Revocable Trust (incorporated by reference to Exhibit 10.11 to the
         Company's Annual Report on Form 10-K dated February 29, 1996)
   10.12 First Deed of Trust, Assignment of Rents, Security Agreement and
         Fixture Filing relating to each of the Senior Secured Participating
         Promissory Notes, each made as of August 18, 1993, by and among The
         Price Revocable Trust and National Golf Operating Partnership, L.P.
         (incorporated by reference to Exhibit 10.12 to the Company's Annual
         Report on Form 10-K dated February 29, 1996)
   10.13 Partnership Interests Exchange Agreement, dated as of August 18, 1993, by and among National Golf Operating Partnership, L.P. and Partners of
         Partnerships Controlling 21 Courses (incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K dated
         February 29, 1996)
   10.14 Agreement for Transfer of Realty and Assets, dated as of August 18,
         1993, by and among The Price Revocable Trust, Myershan, Inc. and
         National Golf Operating Partnership, L.P. (incorporated by reference to Exhibit 10.14 to the Company's annual Report on Form 10-K dated
         February 29, 1996)
   10.15 Plan and Agreement of Merger, dated as of August 18, 1993, by and among Bear Creek Enterprises, Inc., National Golf Properties, Inc.,
         The Price Revocable Trust and David G. Price (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K
         dated February 29, 1996)
   10.16 Partnership Interests Acquisition Agreement, dated as of August 18,
         1993, by and among The Price Revocable Trust, American Golf
         Investment, Inc., Supermarine Aviation, Limited, David G. Price and
         National Golf Properties, Inc. (incorporated by reference to Exhibit
         10.16 to the Company's Annual Report on Form 10-K dated February 29,
         1996)
   10.17 Contribution Agreement, dated as of August 18, 1993, by and between
         National Golf Operating Partnership, L.P. and National Golf
         Properties, Inc. (incorporated by reference to Exhibit 10.17 to the
         Company's Annual Report on Form 10-K dated February 29, 1996)

--------
*Management contract or compensatory plan or arrangement.

  10.18 Option Courses Agreement, dated as of August 18, 1993, by and among
        David G. Price, The Price Revocable Trust, Black Lake/Penasquitos,
        David G. Price, American Golf Corporation and National Golf Operating
        Partnership, L.P. (incorporated by reference to Exhibit 10.18 to the
        Company's Annual Report on Form 10-K dated February 29, 1996)
  10.19 Agreement relating to prohibition on acquisitions of golf courses by
        David G. Price and his affiliates, made and entered into as of August
        18, 1993, by and among National Golf Properties Inc., National Golf
        Operating Partnership, L.P., American Golf Corporation, David G. Price,
        Dallas P. Price and The Price Revocable Trust (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K
        dated February 29, 1996)
  10.20 Amendment to agreement relating to prohibition on acquisitions of golf courses by David G. Price and his affiliates among National Golf
        Properties, Inc., National Golf Operating Partnership, L.P., American
        Golf Corporation, David G. Price, Dallas P. Price and The Price
        Revocable Trust (incorporated by reference to the Company's Quarterly
        Report on Form 10-Q/A for the period ended September 30, 1995)
  10.21 Note Purchase Agreement ("Note Purchase Agreement"), dated as of
        December 15, 1994, with respect to National Golf Operating Partnership,
        L.P.'s Series A 8.68% Guarantied Senior Promissory Notes due December
        15, 2004 and Series B 8.73% Guarantied Senior Promissory Notes due June
        15, 2005 (incorporated by reference to Exhibit 10.21 to the Company's
        Annual Report on Form 10-K dated February 29, 1996)
  10.22 Series A 8.68% Guarantied Senior Promissory Notes and Series B 8.73%
        Guarantied Senior Promissory Notes (incorporated by reference to
        Exhibit 10.22 to the Company's Annual Report on Form 10-K dated
        February 29, 1996)
  10.23 General Continuing Guaranty of National Golf Properties, Inc. ("General
        Continuing Guaranty"), dated as of December 15, 1994, with respect to
        National Golf Operating Partnership, L.P.'s Series A 8.68% Guarantied
        Senior Promissory Notes due December 15, 2004 and Series B 8.73%
        Guarantied Senior Promissory Notes due June 15, 2005 (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 8-B dated
        December 29, 1995)
  10.24 First Amendment to Note Purchase Agreements, dated as of August 31,
        1995 (incorporated by reference to Exhibit 10.17 to the Company's
        Report on Form 8-B dated December 29, 1995)
  10.25 First Amendment to General Continuing Guarantee, dated as of August 31,
        1995 (incorporated by reference to Exhibit 10.18 to the Company's
        Report on Form 8-B dated December 29, 1995)
  10.26 Agreement of Limited Partnership of Royal Golf, L.P., II, dated as of
        July 7, 1994 (incorporated by reference to Exhibit 10.19 to the
        Company's Report on Form 8-B dated December 29, 1995)
  10.27 Amended and Restated Loan Agreement, dated as of July 7, 1994,
        (incorporated by reference to Exhibit 10.19 to the Company's Report on
        Form 8-B dated December 29, 1995)
  10.28 Credit Agreement among Bank of America National Trust and Savings
        Association, National Golf Operating Partnership, L.P. and National
        Golf Properties, Inc. dated as of September 29, 1993, as amended
        (incorporated by reference to Exhibit 10.21 to the Company's Report on
        Form 8-B dated December 29, 1995)
  10.29 Agreement to Enter Into Leases, entered into as of February 1, 1996, by and among National Golf Properties, Inc., National Golf Operating
        Partnership and American Golf Corporation (incorporated by reference to
        Exhibit 10.29 to the Company's Annual Report on Form 10-K dated
        February 29, 1996)
  10.30 Restated Note Agreement, dated as of July 1, 1996, with respect to
        National Golf Operating Partnership, L.P.'s Series A-1, Series A-2 and
        Series A-3 7.9% Guarantied Senior Promissory Notes due June 15, 2006
        and Series B 8% Guarantied Senior Promissory Notes due December 12,
        2006

  10.31 Form of Series A 7.9% Guarantied Senior Promissory Notes and Series B
        8% Guarantied Senior Promissory Notes
  10.32 Amended and Restated General Continuing Guaranty of National Golf
        Properties, Inc., dated as of July 1, 1996, with respect to National
        Golf Operating Partnership, L.P.'s Series A-1, Series A-2 and Series A-
        3 7.9% Guarantied Senior Promissory Notes due June 15, 2006 and Series
        B 8% Guarantied Senior Promissory Notes due December 12, 2006
  10.33 Assumption Agreement, dated as of July 1, 1996, by National Golf
        Operating Partnership, L.P. and the Purchasers named therein
  10.34 Assumption Agreement, dated as of July 1, 1996, by National Golf
        Operating Partnership, L.P. and the Purchasers named therein
  10.35 Lease Agreement, dated as of July 11, 1996, between the Company and The
        Links Group, Inc. with respect to Colonial Charters Golf Course
  10.36 Lease Agreement, dated as of December 17, 1996, between the Company and
        Evergreen Alliance Golf Limited with respect to San Geronimo Golf
        Course
  10.37 Assignment Agreement, dated as of July 30, 1996, between National Golf
        Properties, Inc. and National Golf Operating Partnership, L.P.
        (incorporated by reference to Exhibit 2.3 to the Company's Current
        Report on Form 8-K dated August 13, 1996)
  10.38 Lease Agreement, dated as of July 30, 1996, between National Golf
        Operating Partnership, L.P. and American Golf Corporation (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated August 13, 1996)
  10.39 Amendment of Agreement of Limited Partnership of National Golf
        Operating Partnership, L.P., dated as of July 25, 1996, by National
        Golf Properties, Inc.
  10.40 Second Amendment of Agreement of Limited Partnership of National Golf
        Operating Partnership, L.P., dated as of July 29, 1996, by National
        Golf Properties, Inc.
  10.41 Registration Rights Agreement, dated as of July 30, 1996, by and among
        National Golf Properties, Inc., and the parties set forth therein
  11.1  Statement regarding computation of per share earnings
  21.1 List of Subsidiaries of National Golf Properties, Inc. (incorporated by reference to Exhibit 22.1 to the Company's Report on Form 8-B dated
        December 29, 1995)
  23.1  Consent of Independent Accountants
  27.1  Financial Data Schedule

                                                                           PAGE
                                                                           NO.
                                                                           ----
(b) REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER
 None
(d) ADDITIONAL INFORMATION REGARDING AMERICAN GOLF CORPORATION AND
 SUBSIDIARIES
 Analysis of American Golf Corporation's Consolidated Financial
  Information.............................................................  49
 American Golf Corporation's Consolidated Financial Statements
   Report of Independent Accountants......................................  51
  Consolidated Balance Sheets as of December 31, 1996 and 1995............  52
  Consolidated Statements of Income for the years ended December 31,
   1996, 1995 and 1994.................................................... 53
  Consolidated Statements of Stockholders' Equity for the years ended
   December 31, 1996, 1995 and 1994....................................... 54
  Consolidated Statements of Cash Flows for the years ended December 31,
   1996, 1995 and 1994.................................................... 55
  Notes to Consolidated Financial Statements..............................  56

         ANALYSIS OF AMERICAN GOLF CORPORATION'S FINANCIAL INFORMATION

  This financial analysis should be read in conjunction with the consolidated financial statements of American Golf Corporation and Subsidiaries ("AGC") for the years ended December 31, 1996, 1995 and 1994.

RESULTS OF OPERATIONS

 Comparison of the year ended December 31, 1996 to the year ended December 31, 1995

  Total revenues from golf course operations and management agreements for AGC increased by $80.6 million, or 22.5%, to $439.6 million for the year ended December 31, 1996 as compared to $359 million for the year ended December 31, 1995. The increase in revenues was primarily attributable to the net increase of 48 new leased courses and 6 new courses under management agreements. Green fees for the year ended December 31, 1996, $157.8 million, increased by $23.7 million, or 17.7%, as compared to $134.1 million for the year ended December 31, 1995. Cart rental revenues for the year ended December 31, 1996, $57.8 million, increased by $6 million, or 11.6%, from $51.8 million for the year ended December 31, 1995. Member dues and initiation fees for the year ended December 31, 1996, $74.1 million, increased by $24 million, or 47.9%, from $50.1 million for the year ended December 31, 1995. Food and beverage revenues for the year ended December 31, 1996, $70.3 million, increased by $15.3 million, or 27.8%, from $55 million for the year ended December 31, 1995. Merchandise sales were $37.8 million, an increase of $6.9 million or 22.3% from $30.9 million for the year ended December 31, 1995. Other operating income, which includes range income, increased by $4.6 million, or 14%, to $37.4 million for the year ended December 31, 1996, from $32.8 million for the year ended December 31, 1995. Management fee revenue of $4.4 million was unchanged for the year ended December 31, 1996 when compared to the year ended December 31, 1995. Each revenue category rose in reasonable proportion to the overall increase in revenues due to the new acquisitions, with the exception of member dues and initiation fees. This revenue category increased as a result of the acquisition of a number of large private clubs.

  Total operating expenses increased by $75.2 million or 21.6%, to $423.7 million for the year ended December 31, 1996 as compared to $348.5 million for the year ended December 31, 1995. Rent expense increased by $16.5 million, or 21.2%, to $94.3 million for the year ended December 31, 1996, from $77.8 million for the year ended December 31, 1995. General and administrative expenses for the year ended December 31, 1996, $42.2 million, increased by $7 million, or $19.9%, from $35.2 million for the year ended December 31, 1995. These expenses increased primarily due to additional lease agreements.

  Net income increased by $4.6 million to $14.3 million for the year ended December 31, 1996, from $9.7 million for the year ended December 31 1995. The increase in net income is primarily due to the seasonal nature of AGC's business in that the weather during the year ended December 31, 1996, was less severe than the year ended December 31, 1995.

 Comparison of the year ended December 31, 1995 to the year ended December 31, 1994

  Total revenues from golf course operations and management agreements for AGC increased by $52.5 million, or 17.1%, to $359 million for the year ended December 31, 1995 as compared to $306.5 million for the year ended December 31, 1994. The increase in revenues was primarily attributable to the addition of 14 new leased courses and 6 new courses under management agreements. Greens fees for the year ended December 31, 1995 were $134.1 million, an increase of $14.9 million, or 12.5%, from $119.2 million for the year ended December 31, 1994. Cart rental revenues for the year ended December 31, 1995 were $51.8 million, an increase of $6.8 million, or 15.1%, from $45 million for the year ended December 31, 1994. Member dues and initiation fees for the year ended December 31, 1995 were $50.1 million, an increase of $11.2 million, or 28.9%, from $38.9 million for the year ended December 31, 1994. Food and beverage revenues for the year ended December 31, 1995 were $55 million, an increase of $8.7 million, or 18.8%, from $46.3 million for the year December 31, 1994. Merchandise sales were $30.9 million, an increase of $7.9 million, or 34.3%, from $23 million for the year ended December 31, 1994. Other revenue, which includes range income, increased by

$3.6 million, or 12.3%, to $32.8 million for the year ended December 31, 1995, from $29.2 million for the year ended December 31, 1994. Each revenue category rose in reasonable proportion to the overall increase in revenues due to the new acquisitions, with the exception of member dues and initiation fees. This revenue category increased as a result of the acquisition of a number of large private clubs.

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

 Liquidity and Capital Resources

  On July 30, 1996, the Company entered into two $15 million credit facilities with a commercial bank that bear interest at prime or Libor based rate. Letters of credit issued under these credit facilities are charged a 1.5% annual letter of credit fee. The $15 million facility is used to finance working capital requirements and expires on August 1, 1997. At December 31, 1996, there was $3 million advanced against this line of credit and the standby letters of credit outstanding totaled $4.2 million. At December 31, 1995, the outstanding cash balance advanced against this line of credit was $8.5 million and the standby letters of credit outstanding totaled
$7.2 million. The first $15 million credit facility, which expires on August 15, 1997, supports $13.6 million of letters of credit issued in favor of National Golf Properties ("NGP"), pursuant to the terms of the leases between NGP and AGC.

  AGC had working capital of approximately $6.5 million as of December 31, 1996. AGC believes it will be able to satisfy its liquidity requirements, including capital expenditures and rental payments under the leases with cash flow available from operations and available borrowings. AGC has capital expenditure commitments related to acquiring and renewing leases. These commitments are typically satisfied over several years. The material capital commitments are clubhouse renovations, building and course improvements and irrigation systems. At December 31, 1996, AGC's capital expenditure commitment was approximately $1.8 million. The improvements will be funded form AGC's operating cash flow and from available borrowings under the bank credit facilities.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
American Golf Corporation

  We have audited the accompanying consolidated balance sheets of American Golf Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Golf Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                       Coopers & Lybrand L.L.P.

Los Angeles, California
February 25, 1997

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  2,291  $  2,345
  Accounts receivable--members (less allowance for doubtful
   accounts of $1,234 and $892 in 1996 and 1995,
   respectively)...........................................   17,605    10,674
  Other receivables........................................   15,635    11,410
  Receivables from affiliates, net.........................    7,985     9,290
  Inventories..............................................   11,462    10,224
  Prepaid expenses.........................................    2,533     3,441
                                                            --------  --------
    Total current assets...................................   57,511    47,384
Property, equipment and capital leases, net................   80,967    75,567
Licenses...................................................      775       696
Leasehold rights...........................................   13,907    11,034
Deposits and other assets..................................    7,005     9,474
Note receivable from shareholder...........................   29,000       --
                                                            --------  --------
    Total assets........................................... $189,165  $144,155
                                                            ========  ========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  7,572  $  6,802
  Notes payable--current portion:
    Shareholders...........................................       29        26
    Capital leases.........................................    1,719       738
    Other..................................................    3,627     1,375
  Accrued expenses.........................................   26,837    21,033
  Other liabilities........................................   11,209     6,504
                                                            --------  --------
    Total current liabilities..............................   50,993    36,478
Notes payable--long-term portion:
  Shareholders.............................................      453       482
  Capital leases...........................................    4,437     3,701
  Other....................................................   53,841    32,094
Accrued expenses...........................................    9,310     6,117
                                                            --------  --------
    Total liabilities......................................  119,034    78,872
                                                            --------  --------
Minority interest..........................................      466       681
                                                            --------  --------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Common stock--no par value; 10,000,000 shares authorized;
   6,354,497 shares outstanding at December 31, 1996 and
   1995....................................................    8,080     8,682
  Retained earnings........................................   65,907    60,765
  Notes receivable from officers/directors.................   (4,299)   (4,901)
  Cumulative foreign currency translation adjustment.......      (23)       56
                                                            --------  --------
    Total shareholders' equity.............................   69,665    64,602
                                                            --------  --------
    Total liabilities and shareholders' equity............. $189,165  $144,155
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                              FOR THE YEAR ENDED
                                                 DECEMBER 31,
                                          ----------------------------
                                            1996      1995      1994
                                          --------  --------  --------
Revenues:
  Green fees............................. $157,821  $134,100  $119,228
  Cart rentals...........................   57,753    51,801    45,044
  Member dues and initiation fees........   74,112    50,134    38,891
  Food and beverage sales................   70,289    54,956    46,280
  Merchandise sales......................   37,805    30,888    22,993
  Other revenue..........................   37,427    32,755    29,209
  Management fees........................    4,360     4,432     4,884
                                          --------  --------  --------
    Total revenues.......................  439,567   359,066   306,529
Costs and expenses:
  Payroll and related expenses...........  145,245   118,440    99,788
  Cost of food and beverage sold.........   22,682    17,514    14,697
  Cost of merchandise sold...............   24,660    20,142    16,161
  General and administrative.............   42,155    35,204    30,399
  Repairs and maintenance................   11,639    11,435    11,322
  Other operating expenses...............   73,391    60,983    51,020
  Rents..................................   94,335    77,767    68,065
  Depreciation and amortization..........    9,546     6,970     5,105
                                          --------  --------  --------
    Total costs and expenses.............  423,653   348,455   296,557
Operating income.........................   15,914    10,611     9,972
Other income (expense):
  Interest income........................    2,210     1,583       961
  Interest expense.......................   (3,841)   (2,830)     (405)
                                          --------  --------  --------
    Income before provision for state
     income taxes and minority interest
     in loss.............................   14,283     9,364    10,528
Provision for state income taxes.........     (223)     (201)     (237)
                                          --------  --------  --------
    Income before minority interest in
     loss................................   14,060     9,163    10,291
Minority interest in loss................      215       519       --
                                          --------  --------  --------
    Net income........................... $ 14,275  $  9,682  $ 10,291
                                          ========  ========  ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                 (IN THOUSANDS)

                         COMMON STOCK
                         -------------
                                                                     CUMULATIVE
                                                                       FOREIGN
                                                   NOTES RECEIVABLE   CURRENCY       TOTAL
                                        RETAINED         FROM        TRANSLATION SHAREHOLDERS'
                         SHARES AMOUNT  EARNINGS  OFFICERS/DIRECTORS ADJUSTMENT     EQUITY
                         ------ ------  --------  ------------------ ----------- -------------
Balance, December 31,
 1993................... 6,140  $3,350  $50,977        $   --           $--         $54,327
  Net income............   --      --    10,291            --            --          10,291
  Dividends.............   --      --    (5,826)           --            --          (5,826)
  Issuance of stock for
   notes receivable from
   officers/directors...   199   4,939      --          (4,939)          --             --
                         -----  ------  -------        -------          ----        -------
Balance, December 31,
 1994................... 6,339   8,289   55,442         (4,939)          --          58,792
  Net income............   --      --     9,682            --            --           9,682
  Dividends.............   --      --    (4,359)           --            --          (4,359)
  Foreign currency
   translation
   adjustment...........   --      --       --             --             56             56
  Issuance of stock for
   notes receivable from
   officers/directors...    15     393      --            (368)          --              25
  Payments on notes
   receivable from
   officers/directors...   --      --       --             406           --             406
                         -----  ------  -------        -------          ----        -------
Balance, December 31,
 1995................... 6,354   8,682   60,765         (4,901)           56         64,602
  Net income............   --      --    14,275            --            --          14,275
  Dividends.............   --      --    (9,133)           --            --          (9,133)
  Adjustment to notes
   receivable from
   officers/directors...   --     (602)     --             602           --             --
  Foreign currency
   translation
   adjustment...........   --      --       --             --            (79)           (79)
                         -----  ------  -------        -------          ----        -------
Balance, December 31,
 1996................... 6,354  $8,080  $65,907        $(4,299)         $(23)       $69,665
                         =====  ======  =======        =======          ====        =======


  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $ 14,275  $  9,682  $ 10,291
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................    9,475     6,970     5,105
    Minority interest in loss....................     (215)     (519)      --
    Increase (decrease) from changes in:
      Accounts receivable........................   (6,914)   (5,177)     (935)
      Other receivables..........................   (4,204)   (3,444)   (4,290)
      Receivable from affiliates, net............    1,288    (4,691)    5,096
      Inventories................................   (1,205)   (1,869)   (1,335)
      Prepaid expenses...........................      930       391     2,534
      Licenses, deposits and other assets........    2,413      (668)     (800)
      Accounts payable...........................      770     1,200     1,291
      Accrued expenses...........................    8,882     2,764      (405)
      Other liabilities..........................    4,177      (346)      443
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................   29,672     4,293    16,995
                                                  --------  --------  --------
Cash flows from investing activities:
  Acquisition of property and equipment..........   (9,970)  (19,703)  (12,242)
  Acquisition of leasehold rights................   (3,571)     (538)  (10,362)
  Issuance of note receivable from shareholder...  (29,000)      --        --
                                                  --------  --------  --------
        Net cash used in investing activities....  (42,541)  (20,241)  (22,604)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from notes payable--other.............   57,732    28,478    38,254
  Payments on notes payable--
      Shareholders...............................      (26)     (343)      (23)
      Other......................................  (34,717)  (12,619)  (30,848)
      Capital leases.............................   (1,160)     (268)      --
  Proceeds from notes receivable from
   officers/directors............................      --        431       --
  Capital contribution by minority interest .....      --      1,200       --
  Dividends paid.................................   (9,133)   (4,359)   (5,826)
                                                  --------  --------  --------
        Net cash provided by financing
         activities..............................   12,696    12,520     1,557
        Effect of exchange rate changes on cash
         and cash equivalents....................      119        56       --
                                                  --------  --------  --------
        Net decrease in cash and cash
         equivalents.............................      (54)   (3,372)   (4,052)
Cash and cash equivalents, beginning of period...    2,345     5,717     9,769
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $  2,291  $  2,345  $  5,717
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

  The consolidated financial statements include the accounts of American Golf Corporation ("AGC"), a California subchapter S Corporation, and its subsidiaries, American Golf of Atlanta ("Atlanta"), a Georgia general partnership, American Golf of Detroit ("Detroit"), a Michigan general partnership, American Golf (UK) Limited ("AG(UK)"), a United Kingdom limited liability company, and CW Golf Partners ("CWP"), a California limited partnership (collectively, the "Company"). AGC was formed in 1973 for the purpose of operating public and private golf and tennis facilities on leased premises. The Company is 71% owned by David G. Price. The following table lists AGC's subsidiaries and selected information:

                           AGC
ENTITY   FORMATION DATE OWNERSHIP                        PURPOSE
------   -------------- ---------                        -------
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

  The term "affiliate", as used in these financial statements, refers to any entity in which David G. Price has a controlling interest.

  At December 31, 1996, the Company leases 109 golf courses from National Golf Properties, Inc. ("NGP"). David G. Price is the Chairman of the Board of Directors of NGP and owns 5.5% of NGP's outstanding stock and 38.3% of National Golf Operating Partnership, L.P. ("NGOP").

  On July 30, 1996, NGP purchased 20 golf courses from Golf Enterprises, Inc. ("GEI") for a purchase price of $58 million. All of the courses acquired were leased to the Company on a triple net basis. NGP receives minimum base rent equal to 10% of its investment. The minimum base rent will be adjusted in specific years based on increases in CPI. Additionally, a percentage rent feature allows NGP to participate in growth in revenues.

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

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

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

PROPERTY, EQUIPMENT, CAPITAL LEASES AND LEASEHOLD RIGHTS

  Property, equipment and leasehold rights are carried at the lower of cost or net realizable value. Property and equipment under capital leases are stated at the lower of the present value of the future minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease.

  Depreciation of property and equipment is computed using the straight-line method over the lesser of the estimated useful life of the asset (3 to 30 years) or the remaining term of the lease. Property and equipment held under capital leases and leasehold rights are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset. Leasehold rights are recorded at cost and amortized over the term of the lease.

  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation and amortization account are relieved, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations. Significant expenditures which extend the useful life of existing assets are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. The Company assessed whether there had been an impairment in the value of long-lived assets and certain identifiable intangibles by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no impairment has occurred.

STOCK-BASED EMPLOYEE COMPENSATION AWARDS

  Statement of Financial Accounting Standards No. 123, "Accounting for the Awards of Stock-Based Compensation to Employees" ("SFAS No. 123") encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

CONCENTRATION OF CREDIT RISK

  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

  Concentration of credit risk with respect to trade receivables, which consists primarily of membership dues and charges, is limited due to the large number of club members comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1996 the Company had no significant concentration of credit risk.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per account. At various times throughout the year and as of December 31, 1996, the Company had cash in financial institutions which was in excess of the FDIC insurance limit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  In accordance with the reporting requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The Company uses quoted market prices to calculate these fair values.

CASH AND CASH EQUIVALENTS

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ADVERTISING

  The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1996, 1995 and 1994 were approximately $5,531,000, $4,521,000 and $3,562,000, respectively.

FOREIGN CURRENCY TRANSLATION

  The Company translates foreign currency financial statements by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the average exchange rate for the year. Translation gains and losses are recorded in shareholders' equity, and realized gains and losses are included in operations. The effect of realized gains and losses is not material to the consolidated financial statements.


(2) RECEIVABLES FROM AFFILIATES, NET:

  The receivables from affiliates, net, is uncollateralized and due within one year.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(3) PROPERTY, EQUIPMENT AND CAPITAL LEASES:

  Property, equipment and capital leases consist of the following:

                                              ESTIMATED
                                               USEFUL
                                                LIVES     DECEMBER 31,
                                               (YEARS)  ------------------
                                              ---------
                                                1996      1995
                                                -----   --------
                                                         (IN THOUSANDS)
   Golf course improvements..................   10-20   $ 48,426  $ 40,041
   Buildings.................................   15-30     35,757    30,535
   Furniture, fixtures, machinery and
   equipment.................................     3-7     23,801    19,787
   Equipment under capital leases............     3-7      7,584     4,707
                                                        --------  --------
                                                         115,568    95,070
   Less: accumulated depreciation............            (36,850)  (30,497)
                                                        --------  --------
                                                          78,718    64,573
   Construction-in-progress..................              2,249    10,994
                                                        --------  --------
                                                        $ 80,967  $ 75,567
                                                        ========  ========

  Equipment under capital leases includes golf carts, turf and maintenance equipment, computers, and other office equipment.

   Interest capitalized for the years ended December 31, 1996, 1995 and 1994 was approximately $347,000, $416,000 and $418,000 respectively.

(4) NOTE RECEIVABLE FROM SHAREHOLDER:

  The note receivable from shareholder is due in 2004 with principle payments beginning in 1999. The note bears interest at 9.35% and is payable semi-annually.

(5) STATE INCOME TAXES:

  The Company has elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. Accordingly, corporate income is taxed directly to the shareholders for federal income tax reporting purposes. The Company therefore has no provision in its consolidated financial statements for federal income taxes. The following is the provision for state franchise and income taxes for the years ended December 31, 1996, 1995 and 1994:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1996 1995 1994
                                                                 ---- ---- ----
                                                                 (IN THOUSANDS)
   Current...................................................... $--  $--  $128
   Deferred.....................................................  223  201  109
                                                                 ---- ---- ----
   Total provision for state income taxes....................... $223 $201 $237
                                                                 ==== ==== ====

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(6) NOTES PAYABLE--SHAREHOLDERS:

  Notes payable to shareholders consist of the following:

                               DECEMBER 31, 1996 DECEMBER 31, 1995
                               ----------------- -----------------
                      INTEREST CURRENT LONG-TERM CURRENT LONG-TERM
     INTEREST RATE    PAYMENTS PORTION  PORTION  PORTION  PORTION  MATURITY
     -------------    -------- ------- --------- ------- --------- --------
                                (IN THOUSANDS)     (IN THOUSANDS)
      8.0%........... Monthly    $28     $445      $25     $474    12/2007
      8.0%........... Monthly      1        8        1        8    12/2007
                                 ---     ----      ---     ----
                                 $29     $453      $26     $482
                                 ===     ====      ===     ====

  Interest expense to the shareholders for the years ended December 31, 1996, 1995 and 1994 was approximately $40,000, $75,000 and $44,000, respectively.

  Annual maturities on notes payable to shareholders are as follows:


     YEAR ENDED DECEMBER 31,                                          AMOUNT
     -----------------------                                      --------------
                                                                  (IN THOUSANDS)
         1997....................................................      $ 29
         1998....................................................        31
         1999....................................................        34
         2000....................................................        36
         2001....................................................        39
         Thereafter..............................................       313
                                                                       ----
                                                                       $482
                                                                       ====

(7) NOTES PAYABLE--OTHERS:

  Notes payable to others consist of the following:

                                                              DECEMBER 31,
                                                         -----------------------
                                                          1996            1995
                                                         -------         -------
                                                          LONG-           LONG-
                         INTEREST    INTEREST    CURRENT  TERM   CURRENT  TERM
TYPE OF COLLATERAL         RATE      PAYMENTS    PORTION PORTION PORTION PORTION MATURITY
------------------       --------- ------------- ------- ------- ------- ------- --------
                                                             (IN THOUSANDS)
Collateralized note.....     9.0%     Monthly    $  --   $   --  $    3  $   --   1/1996
Collateralized line of
 credit................. Reference    Monthly     3,000      --     --     8,500  1/1998
Uncollateralized note...     9.0%     Monthly        19        7     18       26  4/1998
Uncollateralized note...     8.3%    Quarterly       39      221     36      260  6/2002
Collateralized note.....     8.0%     Monthly       219    4,632     68    4,607  9/2009
Collateralized note.....     9.5%     Monthly       202    4,976    --     4,951  1/2010
Collateralized notes....     9.4%  Semi-Annually    --    41,500  1,250   13,750  7/2004
Collateralized notes....   9%-23%     Monthly       148      148    --       --   4/1999
Collateralized note.....     9.5%    Quarterly      --     2,357    --       --  12/2001
                                                 ------  ------- ------  -------
                                                 $3,627  $53,841 $1,375  $32,094
                                                 ======  ======= ======  =======

  At December 31, 1996 and 1995 the bank prime and reference rate was 8.25% and 8.50%, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(7) NOTES PAYABLE--OTHERS (CONTINUED):

  Annual maturities on notes payable to others are as follows:

     YEAR ENDED DECEMBER 31,                                         AMOUNT
     -----------------------                                      -------------
                                                                  (IN THOUSANDS)
        1997.....................................................    $ 3,627
        1998.....................................................        657
        1999.....................................................      1,309
        2000.....................................................      3,882
        2001.....................................................      6,153
        Thereafter...............................................     41,840
                                                                     -------
                                                                     $57,468
                                                                     =======

  The note agreements contain, among other covenants, working capital maintenance, fixed charge and debt to net worth ratios, minimum tangible net worth amounts, and certain restrictions regarding indebtedness to others.

  On July 30, 1996, the Company entered into two $15 million credit facilities with a commercial bank that bear interest at prime or a Libor based rate. Letters of credit issued under these credit facilities are charged a 1.5% annual letter of credit fee. The first $15 million facility is used to finance working capital requirements and expires on August 1, 1997. At December 31, 1996, there was $3,000,000 outstanding and the standby letters of credit outstanding totaled $4,181,000. The second $15 million credit facility, which expires on August 15, 1997, supports $13,555,000 of letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC. The Company is also required to maintain specified financial ratios and levels of net worth.

  Loans are collateralized by equipment, accounts receivable and inventory. The net book value at December 31, 1996 and 1995 of the assets collateralizing the notes payable was approximately $76.5 million and $61.4 million, respectively.

  The Company placed $41.5 million of fixed rate senior collateralized notes due 2004 with a group of institutional investors. The net proceeds from the private placement were used to repay bank debt and provide a $29 million loan to David G. Price. The private placement loan is collateralized by the issued and outstanding stock of an affiliate.

(8) NOTES PAYABLE--CAPITAL LEASES:

  Future minimum payments, by year and in the aggregate, under noncancelable capital leases with initial remaining terms of one year or more consist of the following at December 31, 1996:

     YEAR ENDED DECEMBER 31,                                         AMOUNT
     -----------------------                                      -------------
                                                                  (IN THOUSANDS)
        1997....................................................     $2,164
        1998....................................................      1,887
        1999....................................................      2,296
        2000....................................................        742
                                                                     ------
     Total minimum lease payments...............................      7,089
     Amount representing interest...............................        933
                                                                     ------
     Present value of net minimum payments......................      6,156
     Current portion............................................      1,719
                                                                     ------
     Long-term portion..........................................     $4,437
                                                                     ======

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(9) EMPLOYEE BENEFITS:

  In 1994, the Company established the 1994 Equity Participation Plan, as amended (the "1994 Plan"). Under the 1994 Plan, 1,200,000 shares may be awarded to key employees as either nonqualified stock options, Performance Awards, as defined, or the right to purchase common stock. During 1994, the Company issued 198,677 shares of common stock at $24.86 per share and received notes receivable totaling $4,533,000. During 1995, the Company issued 15,820 shares of common stock at $24.86 per share and received notes receivable totaling $368,000. On December 1, 1996, the stock grants were amended to adjust the formula for determining the initial share value, and as a result the price per share was reduced to $22.05 and the notes receivable were reduced to $3,975,000 for the 1994 grants and $324,000 for the 1995 grant. The stock options vest over a three to five year period and are subject to continued employment as well as the Company achieving certain financial performance targets. There were no shares exercisable at December 31, 1996 and 1995.

  The fair value of stock options granted is estimated using the minimum value pricing method with the following assumptions: (i) risk-free interest rate of 7.0%, (ii) expected option life of seven years, (iii) forfeiture rate of zero,
(iv) no expected volatility and (v) expected dividends of $1.41 per share annually.

  The summary of stock option activity with executives, key employees and AGC Board of Directors is as follows:

                                                     WEIGHTED       WEIGHTED
                                          NUMBER      AVERAGE     AVERAGE GRANT
                                            OF    OPTION EXERCISE   DATE FAIR
                                          SHARES       PRICE          VALUE
                                          ------- --------------- -------------
   Options outstanding at January 1,
    1994.................................     --          --            --
     Granted............................. 318,954     $ 22.05         $1.38
     Exercised...........................     --          --            --
                                          -------     -------        ------
   Options outstanding at December 31,
    1994................................. 318,954       22.05          1.38
     Granted.............................  31,641       22.05          1.38
     Exercised...........................     --          --            --
                                          -------     -------        ------
   Options outstanding at December 31,
    1995................................. 350,595       22.05          1.38
     Granted.............................     --          --            --
     Exercised...........................     --          --            --
                                          -------     -------        ------
   Options outstanding at December 31,
    1996................................. 350,595     $ 22.05        $ 1.38
                                          =======     =======        ======
   Options exercisable at December 31,
    1996.................................     --      $ 22.05
                                          =======     =======

  The following table summarizes information about stock options outstanding at December 31, 1996:

      Range of exercise prices........................................ $22.05
      Weighted average contractual life............................... 4.1 years

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(9) EMPLOYEE BENEFITS (CONTINUED):

  The Company adopted the disclosure only provision of SFAS No. 123 and accordingly, no compensation expense has been recognized for stock option grants to executives, key employees and AGC Board of Directors. Had compensation expense for such grants been determined based on the fair value of the award, at the grant date, consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below:

                                                          FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                          1996    1995   1994
                                                         ------- ------ -------
                                                             (IN THOUSANDS)
   Net income--as reported.............................. $14,275 $9,682 $10,291
                                                         ======= ====== =======
   Net income--pro forma................................ $14,275 $9,638 $ 9,851
                                                         ======= ====== =======

  In 1995, Performance Shares were granted to key members of management who were not awarded the right to purchase common stock or nonqualified stock options. The 1994 Plan provides that holders of Performance Shares have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on the Company's earnings). All Performance Shares mature on December 31, 1998 with the appreciation in share value payable in three equal annual installments, beginning in January, 1999. Performance Shares vest based on achieving certain revenue and earnings targets of the Company and are subject to continued employment. Performance Shares outstanding totaled 159,686 and 159,886, as of December 31, 1996 and 1995, respectively. There were 475,222 and 475,022 shares available under the 1994 Plan as of December 31, 1996 and 1995, respectively. There was no compensation expense with respect to the 1994 Plan for the years ended December 31, 1996, 1995 and 1994.

  The Company has a long-term share appreciation plan (phantom stock plan) for key members of management. The plan is administered by the Board of Directors of AGC and provides that the participants have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on cash flow) at a date five years following the date of grant. The appreciation in share value is payable 50% after the exercise period, and the remainder, with interest in three equal installments, on the last day of the succeeding three years. There were 138,000 and 157,000 outstanding share appreciation rights as of December 31, 1996 and 1995, respectively. The share appreciation expense for the years ended December 31, 1996 and 1994 was approximately $620,000. There was no share appreciation expense for the year ended December 31, 1995. The Company does not intend to grant any additional share appreciation rights.

  The Company has a 401(k) Employee Savings Plan available to all employees who have earned one year of vesting service and are at least 21 years of age. Participants may contribute from 1% to 10% of their earnings, in whole percentages, on a before-tax basis. The Company contributes to participants' accounts based on the amount the participant elects to defer and a matching contribution equal to $0.50 on each dollar contributed by a participant up to 3% of the participant's gross pay. The Company's expense for the plan for the years ended December 31, 1996, 1995 and 1994 was approximately $635,000, $523,000 and $524,000, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(10) COMMITMENTS AND CONTINGENCIES:

  The Company is the lessee under long-term operating leases for golf courses and equipment. At December 31, 1996, future minimum rental payments required pursuant to the terms of all lease obligations are as follows:

                                                   RELATED  UNRELATED
   YEAR ENDED DECEMBER 31,                         PARTIES   PARTIES    TOTAL
   -----------------------                         -------- --------- ----------
                                                          (IN  THOUSANDS)
     1997......................................... $ 62,004 $ 29,063  $   91,067
     1998.........................................   62,004   26,545      88,549
     1999.........................................   62,004   21,420      83,424
     2000.........................................   62,004   18,551      80,555
     2001.........................................   62,004   15,662      77,666
     Thereafter...................................  582,181  173,924     756,105
                                                   -------- --------  ----------
                                                   $892,201 $285,165  $1,177,366
                                                   ======== ========  ==========

  In addition to minimum rental payments, certain leases require payment of the excess of various percentages of gross revenue over the minimum rental payments. During the years ended December 31, 1996, 1995 and 1994, percentage rentals paid to unrelated parties were approximately $9,430,000, $7,789,000, and $7,604,000, respectively.

  Under the terms of certain leases, the Company is committed to make improvements at golf courses. At December 31, 1996, approximately $1,828,000 of such improvements remain to be made.

  At December 31, 1996, the Company was contingently liable for outstanding letters of credit in the amount of approximately $17,736,000.

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

(11) RELATED PARTY TRANSACTIONS:

  The Company rents golf and tennis facilities from David G. Price and related entities in which he has a controlling interest. Rent expense paid to David G. Price and related entities was approximately $58,643,000, $47,600,000 and $42,492,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  The Company recorded net management fees from related entities in the amount of approximately $1,332,000, $554,000 and $1,240,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

  The Company has accumulated costs in other receivables relating to construction in progress at certain golf and tennis facilities owned by NGP. Periodically, a portion of these costs are reimbursed by NGP. At December 31, 1996 and 1995, these accumulated costs amounted to approximately $6,456,000 and $3,106,000, respectively.

  The Company earns interest on receivables from affiliates at a prime based rate. Interest income from affiliates was approximately $818,000, $873,000 and $753,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(12) STATEMENT OF CASH FLOWS--SUPPLEMENTAL DISCLOSURES:

  Interest paid for the years ended December 31, 1996, 1995 and 1994 was approximately $1,950,000, $2,213,000 and $511,000, respectively.

  State income taxes paid for the years ended December 31, 1996, 1995 and 1994 was approximately $223,000, $149,000 and $269,000, respectively.

  Capital lease obligations of approximately $4,707,000 were incurred when the Company entered into leases for new equipment in 1995. In 1996, capital lease obligations incurred of $2,877,000 were assumed from GEI courses.

(13) SHAREHOLDERS' EQUITY:

  As discussed in Note 9 to the consolidated financial statements, the Company has issued 214,497 shares of common stock to key employees for notes receivable with a balance at December 31, 1996 of $4,299,000. The notes receivable bear interest ranging from six to seven percent and the principal is due in 2004. The notes are collateralized by the common stock issued and are shown on the balance sheets as a reduction in shareholders' equity. Interest income accrued on the notes receivable was approximately $300,000 for the years ended December 31, 1996 and 1995.

  Interest is paid with proceeds from shareholder distributions and, in part, their annual bonus. To the extent these amounts are insufficient to cover the current year interest, the unpaid interest may be added to the principal of the note. No amounts were added to principal for the years ended December 31, 1996 and 1995.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL GOLF PROPERTIES, INC.

                                          By:     /s/ Edward R. Sause _________
                                                     Edward R. Sause
                                                Executive Vice President,
                                          Chief Financial Officer and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURES                        TITLE                     DATE
              ----------                        -----                     ----
_________/s/ David G. Price __________                               March 14, 1997
            David G. Price             Chairman of the Board
________/s/ Richard C. Price _________                               March 14, 1997
           Richard C. Price            President and Director
                                       (Principal Executive
                                       Officer)
________/s/ Edward R. Sause __________                               March 14, 1997
           Edward R. Sause             Executive Vice
                                        President, Chief
                                        Financial Officer and
                                        Director (Principal
                                        Financial and
                                        Accounting Officer)
_______/s/ Richard A. Archer _________                               March 14, 1997
          Richard A. Archer            Director
______/s/ John C. Cushman, III _______                               March 14, 1997
         John C. Cushman, III          Director
__________/s/ Bruce Karatz ___________                               March 14, 1997
             Bruce Karatz              Director
________/s/ Charles S. Paul __________                               March 14, 1997
           Charles S. Paul             Director