Form 10-Q
period 1997-03-31
NATIONAL GOLF PROPERTIES INC
filed 1997-05-01
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended March 31, 1997
                        Commission file number 1-12246


                        NATIONAL GOLF PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)


       Maryland                                        95-4549193
(State of incorporation)                   (I.R.S. Employer Identification No.)

2951 28th Street, Suite 3001, Santa Monica, CA                     90405
   (Address of principal executive offices)                      (Zip Code)

                                (310) 664-4100
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

12,364,320 shares of common stock, $.01 par value, as of April 21, 1997

                        NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                             Page
                                                                             ----

Part I.                         Financial Information

    Item 1.                     Financial Statements

                                Consolidated Balance Sheets of National
                                Golf Properties, Inc. as of March 31,
                                1997 and December 31, 1996                      3

                                Consolidated Statements of Operations of
                                National Golf Properties, Inc. for the
                                three months ended March 31, 1997 and 1996      4

                                Consolidated Statements of Cash Flows of
                                National Golf Properties, Inc. for the
                                three months ended March 31, 1997 and 1996      5

                                Notes to Consolidated Financial Statements      6


    Item 2.                     Management's Discussion and Analysis of
                                Financial Condition and Results of             11
                                Operations

Part II.                                                                       16
                                Other Information
                                                                               18
                                Exhibit Index


                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)


                                           MARCH 31,    DECEMBER 31,
                                              1997          1996
                                        ----------------------------
ASSETS
Property:

   Land                                      $ 64,606        $ 63,049
   Buildings                                  154,565         147,678
   Ground improvements                        269,158         263,803
   Furniture, fixtures and equipment           31,742          30,531
   Construction in progress                    11,873          10,733
                                             --------        --------
                                              531,944         515,794
   Less:  accumulated depreciation            (78,685)        (73,031)
                                             --------        --------
          Net property                        453,259         442,763
Cash and cash equivalents                       2,631          11,224
Investments                                       288             286
Mortgage notes receivable                       2,861           2,971
Other assets, net                               8,648          12,701
                                             --------        --------
          Total assets                       $467,687        $469,945
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                $227,728        $229,949
Accounts payable and other liabilities          6,043           3,134
Due to affiliates                                 118             641
                                             --------        --------
          Total liabilities                   233,889         233,724
                                             --------        --------

Minority interest                              19,708          20,831
                                             --------        --------

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000
  shares authorized - none issued                   -               -

Common stock, $.01 par value, 40,000,000
  shares authorized, 12,364,320 and 12,303,720
  shares issued and outstanding at March 31,
  1997 and December 31, 1996, respectively        123             123
Additional paid in capital                    220,064         219,985
Accumulated deficit                            (1,360)         (1,360)
Unamortized restricted stock compensation      (4,737)         (3,358)
                                             --------        --------
       Total stockholders' equity             214,090         215,390
                                             --------        --------
       Total liabilities and
         stockholders' equity                $467,687        $469,945
                                             ========        ========

     The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           For the three     For the three
                                            months ended      months ended
                                           March 31, 1997    March 31, 1996
                                           ---------------   ---------------

Revenues:
  Rent from affiliates                            $16,676           $12,902
  Rent                                                773               187
  Gain on sale of property                              -                25
                                                   ------            ------
     Total revenues                                17,449            13,114
                                                   ------            ------

Expenses:
  General and administrative                        1,214             1,239
  Depreciation and amortization                     5,918             4,108
                                                   ------            ------
     Total expenses                                 7,132             5,347
                                                   ------            ------

  Operating income                                 10,317             7,767

Other income  (expense):
  Interest income from affiliates                       -               751
  Interest income                                      95                90
  Other income                                         68                 7
  Interest expense                                 (4,572)           (2,925)
                                                   ------            ------
Income before provision for taxes and
 minority interest                                  5,908             5,690

Provision for taxes                                   (54)              (56)
                                                   ------            ------
Income before minority interest                     5,854             5,634
Income applicable to minority interest             (2,576)           (2,600)
                                                   ------            ------

Net income                                        $ 3,278           $ 3,034
                                                   ======            ======
Net income per share                              $  0.26           $  0.28
                                                   ======            ======
Weighted average number of shares                  12,514            10,705
                                                   ======            ======
Distribution declared per common share            $  0.42           $  0.41
 outstanding                                       ======            ======


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                               For the three   For the three
                                                months ended    months ended
                                               March 31, 1997  March 31, 1996
                                               --------------  --------------
Cash flows from operating activities:

   Net income                                     $  3,278     $ 3,034
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation and amortization                 5,918       4,108
       Amortization of restricted stock                398         236
       Minority interest in earnings                 2,576       2,600
       Gain on sale of property                          -         (25)
       Other adjustments                                36         101
       Changes in assets and liabilities:
          other assets                               3,654        (317)
          Accounts payable and other
            liabilities                              2,949       1,806
          Due from/to affiliates                      (237)       (675)
                                                    ------      ------
             Net cash provided by
               operating activities                 18,572      10,868
                                                    ------      ------

Cash flows from investing activities:
   Purchase of available-for-sale securities            (5)     (2,096)
   Proceeds from sale of available-for-
     sale securities                                     3       2,520
   Proceeds from mortgage loans                         77           -
   Purchase of property and related assets         (16,303)     (8,649)
                                                    ------      ------
             Net cash used by investing
             activities                            (16,228)     (8,225)
                                                    ------      ------

Cash flows from financing activities:
   Principal payments on notes payable             (15,069)     (5,065)
   Proceeds from notes payable                      12,800      14,750
   Repurchase of op units                                -        (116)
   Proceeds from stock options exercised               216           -
   Cash distributions                               (5,192)     (4,355)
   Limited partners' cash distributions             (3,692)     (3,576)
                                                    ------      ------
             Net cash provided (used) by
               financing activities                (10,937)      1,638
                                                    ------      ------
Net increase (decrease) in cash                     (8,593)      4,281
Cash and cash equivalents at beginning of
  period                                            11,224       7,089
                                                    ------      ------
Cash and cash equivalents at end of period        $  2,631     $11,370
                                                    ======      ======

Supplemental cash flow information:
   Interest paid                                  $    958     $   685
   Taxes paid                                          139          13


      The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns substantially all of the golf courses through its 58.3% general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"). The Operating Partnership has an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     The computation of primary earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options.

     The computation of fully diluted earnings per share is less than 3% dilutive and accordingly has not been presented.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes,

     SFAS No. 128 eliminates the presentation of primary earnings per share ("EPS") and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. There is no material impact anticipated to the Company's earnings per share, financial condition, or results of operations.

(2)  Property
     --------

     During the three months ended March 31, 1997, the Company purchased two golf courses for an aggregate initial investment of approximately $14.8 million. Both golf courses were purchased from unaffiliated third parties. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC") pursuant to long-term triple net leases.

 Acquisition                                               Initial
    Date         Course Name              Location        Investment
 -----------     -----------              --------        ----------
                                                        (In thousands)


  1/2/97         Stonecreek Golf          Phoenix,
                 Course                   Arizona              $ 9,447

  1/10/97        Tamarack Golf Club       Naperville,
                                          Illinois               5,386
                                                                 -----

                 Total Initial Investment                      $14,833
                                                                ======

(3)  Notes Payable
     -------------

     The Company has a $40 million credit facility, which terminates on May 1, 1997, bearing interest at a floating rate (which was 8.5% at March 31, 1997), from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of approximately $22.7 million under this credit facility as of March 31, 1997, representing a decrease of approximately $2.2 million from December 31, 1996.

(4)  Lease Rental Agreements
     -----------------------

     The minimum rent for the first year for each golf course under the leases is initially set at a fixed amount. Thereafter, with respect to the leases for the initial portfolio of golf courses at the time of the completion of the Company's initial public stock offering on August 18, 1993 (the "Offering"), minimum rent will be increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these leases, percentage rent will be paid to the Company each year in the amount, if any, by which the sum of 35% of course revenue in excess of a baseline amount plus 5% of other revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such leases. Generally, for the leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of course revenue and other revenue. The minimum base rent under these leases will be increased for specified years during the lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. On an interim basis, percentage rent is recognized taking into consideration the seasonality of the golf courses. Such percentage rent income for the three months ended March 31, 1997 and 1996 was approximately $1,164,000 and $1,098,000, respectively.

(5)  Pro Forma Financial Information
     -------------------------------

     The pro forma financial information set forth below is presented as if the 1997 acquisitions (Note 2) had been consummated as of January 1, 1997 and 1996.

     The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1997 and 1996, nor does it purport to represent the results of operations for future periods.

                                               For the three
(In thousands, except per share amounts)   months ended March 31,
----------------------------------------   ----------------------
                                              1997        1996
                                           ----------   ---------

Revenues from rental property                 $17,717     $13,468
Net income                                    $ 3,429     $ 3,095
Net income per share                          $   .27     $   .29


     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation and amortization expense for 1996; (ii) an increase in interest expense; and (iii) an increase in income applicable to minority interest.

(6)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the three months ended March 31, 1997 include approximately $1.1 million in capital improvements accrued but not paid.

(7)  Other Data
     ----------

     AGC is the lessee of all but five of the golf course properties in the Company's portfolio at March 31, 1997. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 5.4% of the Company's outstanding Common Stock and approximately 38.2% of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                           March 31,        December 31,
                                             1997               1996
                                        --------------------------------
                                                 (In thousands)

Current assets                              $ 64,600            $ 57,511
Non-current assets                           133,119             131,654
                                            --------            --------

  Total assets                              $197,719            $189,165
                                            ========            ========

Current liabilities                         $ 56,883            $ 50,993
Long-term liabilities                         69,350              68,041
Minority interest                                282                 466
Stockholders' equity                          71,204              69,665
                                            --------            --------

Total liabilities and stockholders' equity  $197,719            $189,165
                                            ========            ========

                                           For the three months ended
                                                    March 31,
                                           --------------------------
                                           1997                 1996
                                           ----                 ----
                                                 (In thousands)
Total revenues                              $103,408          $ 82,042
                                            ========          ========

Net income                                  $  1,560          $    507
                                            ========          ========

     Total revenues from golf course operations and management agreements for AGC increased by $21.4 million, or 26.1%, to $103.4 million for the three months ended March 31, 1997 compared to $82 million for the three months ended March 31, 1996. The increase in revenues was primarily attributable to the addition of 28 leased courses and two management courses.

     Net income increased by $1.1 million to $1.6 million for the three months ended March 31, 1997 compared to $500,000 for the corresponding three months of 1996. The increase in net income is primarily due to the increase in leased and management courses.

(8)  Subsequent Events
     -----------------

     On April 10, 1997, the Company purchased Baymeadows Golf Club located in Jacksonville, Florida for approximately $4.5 million.

     On April 14, 1997, the Board of Directors declared a distribution of $0.42 per share for the quarter ended March 31, 1997 to stockholders of record on April 29, 1997, which distribution will be paid on May 15, 1997.

     On April 28, 1997, the Company obtained from a group of four commercial banks a $100 million credit facility (the "New Credit Facility"). Borrowings under the New Credit Facility will bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. The Company had outstanding advances of approximately $22.7 million under a previous $40 million credit facility. These outstanding advances were paid off with funds from the New Credit Facility and available cash. The $40 million credit facility was terminated. As of the above date, the Company had outstanding advances of $22.5 million under the New Credit Facility.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Finanical Condition and Results of Operations ("MD&A") relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A.

The discussion of the results of operations compares the three months ended March 31, 1997 with the three months ended March 31, 1996.

Results of Operations
---------------------

Comparison of the three months ended March 31, 1997 to the three months ended March 31, 1996

Net income increased by $244,000 to $3,278,000 for the three months ended March 31, 1997 compared to $3,034,000 for the three months ended March 31, 1996. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $4,360,000; (ii) an increase in depreciation and amortization expense of approximately $1,810,000; (iii) a decrease in interest income from affiliates of approximately $751,000; and (iv) an increase in interest expense of approximately $1,647,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 36 golf course properties subsequent to March 31, 1996, which accounted for approximately $4,047,000 of the increase; (ii) a full quarter of rent in 1997 on one golf course property acquired in the first quarter of 1996, which accounted for approximately $20,000 of the increase; (iii) a decrease in percentage rents under the leases with respect to the golf course properties owned at December 31, 1995, which represents a decrease of approximately $60,000; (iv) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1995, which accounted for approximately $353,000 of the increase.

The increase in depreciation and amortization expense was due to: (i) the acquisition of 36 golf course properties subsequent to March 31, 1996 and (ii) a full quarter of depreciation expense in 1997 on one golf course property acquired in the first quarter of 1996.

The rent revenue from the first quarter acquisitions of two golf course properties represented approximately $146,000 of the total rent revenue of $17.4 million. The depreciation and amortization expense for these acquisitions represented approximately $182,000 of the total depreciation and amortization expense of $5.9 million.

The decrease in interest income from affiliates was due to the retirement of the participating mortgages in July 1996. The increase in interest expense was primarily attributable to: (i) the $75 million fixed rate, unsecured notes issued in 1996 and (ii) the increase in outstanding advances under the $40 million credit facility.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the Company had approximately $2.9 million in cash and investments, mortgage loans of approximately $2.9 million, mortgage indebtedness of approximately $25.3 million and unsecured indebtedness of approximately $202.4 million. The $227.7 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.05%, is payable either quarterly or semi-annually and matures between 1997 and 2008. Of the $227.7 million of debt, $205 million is fixed rate debt.

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

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired through April 21, 1997, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $19.5 million, of which approximately $18.9 million will be paid during the next two years.
The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases, the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or OP Units as consideration for such purchases. The Company currently has a $40 million credit facility, which terminates on May 1, 1997, bearing interest at a floating rate, from a commercial bank that may be used to finance working capital, acquisitions and capital improvements. There were outstanding advances of approximately $22.7 million under this credit facility, bearing interest at a weighted average rate of 7.47% and 7.28%, as of April 21, 1997 and March 31, 1997, respectively. To replace the expiring credit facility, the Company has obtained from a group of four commercial banks a $100 million credit facility (the "New Credit Facility"), which terminates in April 2002. Borrowings under the New Credit Facility will bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings.

For the period January 1, 1997 through April 21, 1997 the Company purchased three golf courses for an aggregate initial investment of approximately $19.3 million, which investment was financed by $10.7 million of cash from operations and $8.6 million of advances under the Company's credit facility. In addition, the Company has one golf course under purchase contract for an aggregate initial investment of approximately $6.5 million.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the three months ended March 31, 1997 and 1996.

                                             Three months ended
                                                  March 31,
                                                  ---------
                                               (In thousands)

                                               1997        1996
                                             --------    --------

Net income                                     $ 3,278    $ 3,034
Minority interest                                2,576      2,600
Depreciation and amortization                    5,918      4,108
Gain on sale of property                             -        (25)
Amortization - loan costs                          (52)       (30)
Depreciation - corporate                           (13)       (12)
                                               -------     ------
Funds from operations                           11,707      9,675

Company's share of funds from operations         56.00%     53.85%
                                               -------     ------

Company's funds from operations                $ 6,556    $ 5,210
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

New Pronouncements Issued But Not Yet Effective
-----------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December

15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share ("EPS") and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. There is no material impact anticipated to the Company's earnings per share, financial condition, or results of operations.

                          Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)10.1 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey South, Canyon Oaks, Capitol City, Binks Forest, Port Royal, Shipyard, Sugar Ridge, Wildhorse, Goshen Plantation, Hickory Heights, River's Edge, Berry Creek, Creekside, Honey Bee, Wood Ranch, Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf, Golden Oaks, Chesapeake, SeaCliff, Ancala, Arrowhead, BlackLake, Painted Desert, Walden, Deer Creek, WestWinds, Stonecreek, Tamarack and Baymeadows; and Form of Lease Agreement between the Company and Cobblestone Golf Group, Inc. with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated February 29, 1996)

  10.2 $100,000,000 Credit Agreement dated as of April 25, 1997, among National Golf Operating Partnership, L.P., National Golf Properties, Inc., the Lender Parties named therein and NationsBank of Texas, N.A.

  11.1    Statement regarding computation of per share earnings

  27      Financial Data Schedule

(b)       None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       National Golf Properties, Inc.


Date:  April 29, 1997                  By:  /s/ Edward R. Sause
                                            -------------------
                                            Edward R. Sause
                                            Executive Vice President
                                            & Chief Financial Officer

                                 EXHIBIT INDEX

                                                                                      Sequentially
Exhibit                                                                                 Numbered
Number                          Description                                               Page
------                          -----------                                           ------------
10.1                            Form of Lease Agreement between the Company and
                                AGC with respect to the following golf courses:
                                Southwyck, Dub's Dread, Kokopelli, Summitpointe,
                                Lake Wilderness, Links at Northfork, Hershey,
                                Hershey South, Canyon Oaks, Capitol City, Binks
                                Forest, Port Royal, Shipyard, Sugar Ridge,
                                Wildhorse, Goshen Plantation, Hickory Heights,
                                River's Edge, Berry Creek, Creekside, Honey Bee,
                                Ranch, Monterey, Palm Valley, Ruffled
                                Feathers, Upland Hills, Oregon Golf, Golden Oaks,
                                Chesapeake, SeaCliff, Ancala, Arrowhead,
                                BlackLake, Painted Desert, Walden, Deer Creek,
                                WestWinds, Stonecreek, Tamarack and Baymeadows;
                                and Form of Lease Agreement between the Company
                                and Cobblestone Golf Group, Inc. with respect to
                                the Carmel Mountain golf course and the
                                Sweetwater golf course (incorporated by reference
                                to Exhibit 10.3 to the Company's Annual Report on
                                Form 10-K dated February 29, 1996)

10.2                            $100,000,000 Credit Agreement dated as of April
                                25, 1997, among National Golf Operating
                                Partnership, L.P., National Golf Properties,
                                Inc., the Lender Parties named therein and NationsBank of Texas, N.A.

11.1 Statement regarding computation of per share earnings

27                              Financial Data Schedule