Form 10-Q
period 1997-06-30
NATIONAL GOLF PROPERTIES INC
filed 1997-08-06
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

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

                                (310) 664-4100
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---        ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,371,145 shares of common stock, $.01 par value, as of July 25, 1997

                        NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                          Page
                                                                          ----

Part I.               Financial Information

     Item 1.          Financial Statements

                      Consolidated Balance Sheets of National Golf
                      Properties, Inc. as of June 30, 1997 and
                      December 31, 1996                                    3

                      Consolidated Statements of Operations of
                      National Golf Properties, Inc. for the three
                      months ended June 30, 1997 and 1996                  4

                      Consolidated Statements of Operations of
                      National Golf Properties, Inc. for the six
                      months ended June 30, 1997 and 1996                  5

                      Consolidated Statements of Cash Flows of
                      National Golf Properties, Inc. for the six
                      months ended June 30, 1997 and 1996                  6

                      Notes to Consolidated Financial Statements           7


      Item 2.         Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       12

Part II.              Other Information                                   18

                      Exhibit Index                                       21

                         PART I. Financial Information

Item 1.  Financial Statements

                        NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                             June 30,      December 31,
                                               1997            1996
                                          -------------    ------------

ASSETS
Property:
  Land                                      $ 65,056        $ 63,049
  Buildings                                  157,485         147,678
  Ground improvements                        276,812         263,803
  Furniture, fixtures and equipment           32,308          30,531
  Construction in progress                    13,866          10,733
                                            --------        --------
                                             545,527         515,794
  Less:  accumulated depreciation            (84,315)        (73,031)
                                            --------        --------
         Net property                        461,212         442,763
Cash and cash equivalents                      7,518          11,224
Investments                                      290             286
Mortgage notes receivable                      2,200           2,971
Due from affiliates                              496               -
Other assets, net                              8,698          12,701
                                            --------        --------
       Total assets                         $480,414        $469,945
                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                               $239,832        $229,949
Accounts payable and other liabilities         7,639           3,134
Due to affiliates                                  -             641
                                            --------        --------
       Total liabilities                     247,471         233,724
                                            --------        --------

Minority interest                             19,114          20,831
                                            --------        --------

Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000
 shares authorized - none issued                   -               -
Common stock, $.01 par value, 40,000,000
 shares authorized, 12,369,195 and 12,303,720
 shares issued and outstanding at June 30,       124             123
 1997 and December 31, 1996, respectively
Additional paid in capital                   218,866         219,985
Accumulated deficit                           (1,360)         (1,360)
Unamortized restricted stock compensation     (3,801)         (3,358)
                                            --------        --------
       Total stockholders' equity            213,829         215,390
                                            --------        --------
       Total liabilities and
         stockholders' equity               $480,414        $469,945
                                            ========        ========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except per share amounts)

                                             For the three    For the three
                                              months ended     months ended
                                             June 30, 1997    June 30, 1996
                                             --------------   --------------

Revenues:
  Rent from affiliates                           $17,744          $13,531
  Rent                                               770              313
  Gain on sale of property                           217                -
                                                 -------          -------
     Total revenues                               18,731           13,844
                                                 -------          -------

Expenses:
  General and administrative                       1,285            1,375
  Depreciation and amortization                    5,967            4,190
                                                 -------          -------
     Total expenses                                7,252            5,565
                                                 -------          -------

  Operating income                                11,479            8,279

Other income  (expense):
  Interest income from affiliates                      -              931
  Interest income                                     85               85
  Other income                                       407               98
  Interest expense                                (4,691)          (3,148)
                                                 -------          -------
Income before provision for taxes and
 minority interest                                 7,280            6,245

Provision for taxes                                  (59)             (55)
                                                 -------          -------
Income before minority interest                    7,221            6,190
Income applicable to minority interest            (3,134)          (2,851)
                                                 -------          -------

Net income                                       $ 4,087          $ 3,339
                                                 =======          =======

Net income per share                             $  0.33          $  0.31
                                                 =======          =======

Weighted average number of shares                 12,511           10,726
                                                 =======          =======

Distribution declared per common share
 outstanding                                     $  0.42          $  0.41
                                                 =======          =======

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                    (In thousands, except per share amounts)

                                               For the six      For the six
                                               months ended     months ended
                                              June 30, 1997    June 30, 1996
                                              -------------    -------------
Revenues:
  Rent from affiliates                           $34,420          $26,432
  Rent                                             1,543              501
  Gain on sale of property                           217               25
                                                 -------          -------
     Total revenues                               36,180           26,958
                                                 -------          -------

Expenses:
  General and administrative                       2,499            2,614
  Depreciation and amortization                   11,885            8,298
                                                 -------          -------
     Total expenses                               14,384           10,912
                                                 -------          -------

  Operating income                                21,796           16,046

Other income (expense):
  Interest income from affiliates                      -            1,682
  Interest income                                    180              175
  Other income                                       475              105
  Interest expense                                (9,263)          (6,073)
                                                 -------          -------
Income before provision for taxes and
 minority interest                                13,188           11,935

Provision for taxes                                 (113)            (111)
                                                 -------          -------
Income before minority interest                   13,075           11,824
Income applicable to minority interest            (5,710)          (5,451)
                                                 -------          -------

Net income                                       $ 7,365          $ 6,373
                                                 =======          =======

Net income per share                               $0.59            $0.59
                                                 =======          =======

Weighted average number of shares                 12,506           10,715
                                                 =======          =======

Distribution declared per common share
 outstanding                                       $0.84            $0.82
                                                 =======          =======

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                    For the six    For the six
                                                    months ended   months ended
                                                   June 30, 1997  June 30, 1996
                                                   -------------  -------------

Cash flows from operating activities:
  Net income                                            $  7,365       $  6,373
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        11,885          8,298
     Amortization of restricted stock                        764            496
     Minority interest in earnings                         5,710          5,451
     Gain on sale of property                               (217)           (25)
     Other adjustments                                        54            101
     Changes in assets and liabilities:
       Other assets                                        2,960         (1,128)
       Accounts payable and other
         liabilities                                       4,600             98
       Due from/to affiliates                               (616)          (835)
                                                        --------       --------
          Net cash provided by
           operating activities                           32,505         18,829
                                                        --------       --------

Cash flows from investing activities:
  Purchase of available-for-sale securities                   (7)        (4,875)
  Proceeds from sale of available-for-
   sale securities                                             3          5,525
  Proceeds from mortgage loans                               732              -
  Purchase of property and related assets                (30,595)       (30,950)
  Proceeds from sale of property and related assets          986              -

                                                        --------       --------
          Net cash used by investing activities          (28,881)       (30,300)
                                                        --------       --------

Cash flows from financing activities:
  Principal payments on notes payable                    (52,764)       (14,416)
  Proceeds from notes payable                             62,550         41,250
  Repurchase of op units                                       -           (116)
  Proceeds from stock options exercised                      695              -
  Cash distributions                                     (10,385)        (8,723)
  Limited partners' cash distributions                    (7,426)        (7,183)
                                                        --------       --------
          Net cash provided (used) by
           financing activities                           (7,330)        10,812
                                                        --------       --------

Net decrease in cash                                      (3,706)          (659)
Cash and cash equivalents at beginning
 of period                                                11,224          7,089
                                                        --------       --------
Cash and cash equivalents at end of period              $  7,518       $  6,430
                                                        ========       ========

Supplemental cash flow information:
  Interest paid                                         $  9,155       $  5,935
  Taxes paid                                                 172            136

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns substantially all of the golf courses through its 58.4% general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"). The Operating Partnership has an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three and six months ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

     In February 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share ("EPS") and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. Upon adoption of SFAS No. 128, there is no material impact anticipated to the Company's earnings per share, financial condition, or results of operations.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that they currently do not have items that would require presentation in a separate statement of comprehensive income.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this statement will not require expanded disclosure in the Company's financial statements.

(2)  Property
     --------

     During the six months ended June 30, 1997, the Company purchased four golf courses for an aggregate initial investment of approximately $26 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC") pursuant to long-term triple net leases.

     Acquisition                                                      Initial
         Date       Course Name              Location               Investment
     -----------    -----------              --------             --------------
                                                                  (In thousands)

       1/2/97       Stonecreek Golf          Phoenix,
                    Course                   Arizona                $ 9,447

       1/10/97      Tamarack Golf Club       Naperville,
                                             Illinois                 5,386

       4/10/97      Baymeadows Golf Club     Jacksonville,
                                             Florida                  4,531

       5/1/97       The Golf Club at         Woodstock,
                    Bradshaw Farm            Georgia                  6,598
                                                                    -------

                    Total Initial Investment                        $25,962
                                                                    =======

     On May 23, 1997, the Company sold Stonebridge Country Club in New Orleans, Louisiana for approximately $1.1 million. The Company recognized a gain of approximately $217,000.

(3)  Notes Payable
     -------------

     The Company has a $100 million credit facility, which terminates in April 2002, from a group of four commercial banks that may be used to finance working capital, acquisitions and capital improvements. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At June 30, 1997, prime was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $35.5 million under this credit facility as of June 30, 1997.

(4)  Lease Rental Agreements
     -----------------------

     The minimum rent for the first year for each golf course under the leases is initially set at a fixed amount. Thereafter, with respect to the leases for the initial portfolio of golf courses at the time of the completion of the Company's initial public stock offering on August 18, 1993 (the "Offering"), minimum rent will be increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these leases, percentage rent will be paid to the Company each year in the amount, if any, by which the sum of 35% of course revenue in excess of a baseline amount plus 5% of other revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such leases. Generally, for the leases entered into subsequent to the

     Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of course revenue and other revenue. The minimum base rent under these leases will be increased for specified years during the lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. On an interim basis, percentage rent is recognized taking into consideration the seasonality of the golf courses. Such percentage rent income for the six months ended June 30, 1997 and 1996 was approximately $2,887,000 and $2,620,000, respectively.

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

                                                     For the six
     (In thousands, except per share amounts)   months ended June 30,
     ----------------------------------------   ---------------------
                                                  1997        1996
                                                ---------   ---------

     Revenues from rental property                $36,563     $28,233
     Net income                                   $ 7,449     $ 6,227
     Net income per share                         $  0.60     $  0.58

     The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) an increase in interest expense; and (iii) an increase for 1997 and a decrease for 1996 in income applicable to minority interest.

(6)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the six months ended June 30, 1997 include approximately $1 million in capital improvements accrued but not paid.

(7)  Other Data
     ----------

     AGC is the lessee of all but five of the golf course properties in the Company's portfolio at June 30, 1997. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 5.4% of the Company's outstanding Common Stock and approximately 38.5% of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                   June 30,       December 31,
                                                     1997            1996
                                                 ------------    --------------
                                                        (In thousands)

     Current assets                                $ 80,507         $ 57,511
     Non-current assets                             135,064          131,654
                                                   --------         --------

       Total assets                                $215,571         $189,165
                                                   ========         ========

     Current liabilities                           $ 57,283         $ 50,993
     Long-term liabilities                           67,712           68,041
     Minority interest                                  463              466
     Stockholders' equity                            90,113           69,665
                                                   --------         --------

     Total liabilities and stockholders' equity    $215,571         $189,165
                                                   ========         ========

                                                  For the six months ended
                                                          June 30,
                                                 --------------------------
                                                   1997              1996
                                                 --------          --------
                                                       (In thousands)

     Total revenues                              $255,869          $205,778
                                                 ========          ========

     Net income                                  $ 20,597          $ 11,627
                                                 ========          ========

     Total revenues from golf course operations and management agreements for AGC increased by $50.1 million, or 24.3%, to $255.9 million for the six months ended June 30, 1997 compared to $205.8 million for the six months ended June 30, 1996. The increase in revenues was primarily attributable to the addition of 29 leased courses and two management courses.

     Net income increased by $9 million to $20.6 million for the six months ended June 30, 1997 compared to $11.6 million for the corresponding six months of 1996. The increase in net income was primarily due to the increase in leased and management courses.

(8)  Subsequent Events
     -----------------

     On July 9, 1997, the Board of Directors declared a distribution of $0.42 per share for the quarter ended June 30, 1997 to stockholders of record on July 31, 1997, which distribution will be paid on August 15, 1997.

     On July 31, 1997, the Company purchased Longwood Golf Club located in Cypress, Texas for approximately $9.6 million.

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

The discussion of the results of operations compares the three months ended June 30, 1997 with the three months ended June 30, 1996 and the six months ended June 30, 1997 with the six months ended June 30, 1996.

Results of Operations
---------------------

Comparison of the three months ended June 30, 1997 to the three months ended June 30, 1996

Net income increased by $748,000 to $4,087,000 for the three months ended June 30, 1997 compared to $3,339,000 for the three months ended June 30, 1996. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $4,670,000; (ii) an increase in depreciation and amortization expense of approximately $1,777,000; (iii) a decrease in interest income from affiliates of approximately $931,000; (iv) an increase in other income of approximately $309,000; and (v) an increase in interest expense of approximately $1,543,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 35 golf course properties subsequent to June 30, 1996, which accounted for approximately $3,992,000 of the increase; (ii) a full quarter of rent in 1997 on three golf course properties acquired in the second quarter of 1996, which accounted for approximately $26,000 of the increase; (iii) an increase in percentage rents under the leases with respect to the golf course properties owned at March 31, 1996, which represents an increase of approximately $276,000; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at March 31, 1996, which accounted for approximately $376,000 of the increase.

The increase in depreciation and amortization expense was due to: (i) the acquisition of 35 golf course properties subsequent to June 30, 1996 and (ii) a full quarter of depreciation expense in 1997 on three golf course properties acquired in the second quarter of 1996.

The rent revenue from the second quarter 1997 acquisitions of two golf course properties represented approximately $209,000 of the total rent revenue of $18.5 million. The depreciation and amortization expense for these acquisitions represented approximately $60,000 of the total depreciation and amortization expense of $6 million.

The decrease in interest income from affiliates was due to the retirement of the participating mortgages in July 1996. The increase in other income was primarily attributable to excess land sales. The increase in interest expense was primarily attributable to $75 million fixed rate, unsecured notes issued in 1996.

Comparison of the six months ended June 30, 1997 to the six months ended June 30, 1996

Net income increased by $992,000 to $7,365,000 for the six months ended June 30, 1997 compared to $6,373,000 for the six months ended June 30, 1996. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $9,030,000; (ii) an increase in depreciation and amortization expense of approximately $3,587,000; (iii) a decrease in interest income from affiliates of approximately $1,682,000; (iv) an increase in other income of approximately $370,000; and (v) an increase in interest expense of approximately $3,190,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 35 golf course properties subsequent to June 30, 1996, which accounted for approximately $7,499,000 of the increase; (ii) a full six months of rent in 1997 on four golf course properties acquired in the first six months of 1996, which accounted for approximately $592,000 of the increase; (iii) an increase in percentage rents under the leases with respect to the golf course properties owned at December 31, 1995, which represents an increase of approximately $216,000; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1995, which accounted for approximately $723,000 of the increase.

The increase in depreciation and amortization expense was due to: (i) the acquisition of 35 golf course properties subsequent to June 30, 1996 and (ii) a full six months of depreciation expense in 1997 on four golf course properties acquired in the first six months of 1996.

The rent revenue from the 1997 acquisitions of four golf course properties represented approximately $742,000 of the total rent revenue of $36 million. The depreciation and amortization expense for these acquisitions represented approximately $425,000 of the total depreciation and amortization expense of $11.9 million.

The decrease in interest income from affiliates was due to the retirement of the participating mortgages in July 1996. The increase in other income was primarily attributable to excess land sales. The increase in interest expense was primarily attributable to $75 million fixed rate, unsecured notes issued in 1996.

Liquidity and Capital Resources
-------------------------------

At June 30, 1997, the Company had approximately $7.8 million in cash and investments, mortgage loans of $2.2 million, mortgage indebtedness of approximately $25.2 million and unsecured indebtedness of approximately $214.6 million. The $239.8 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.98%. Of the $239.8 million of debt, $204.3 million is fixed rate debt and is payable either quarterly or semi-annually and matures between 1999 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired through July 25, 1997, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $18.7 million, of which approximately $18.1 million will be paid during the next two years.
The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases, the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or OP Units as consideration for such purchases. The Company currently has with a group of four commercial banks a $100 million credit facility, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At June 30, 1997, prime was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $31.5 million and $35.5 million under the credit facility, bearing interest at a weighted average rate of 6.89% and 7.07%, as of July 25, 1997 and June 30, 1997, respectively.

For the period January 1, 1997 through July 25, 1997 the Company purchased four golf courses for an aggregate initial investment of approximately $26 million, which investment was financed by $11.4 million of cash from operations and $14.6 million of advances under the Company's credit facility. In addition, the Company has four golf courses under purchase contract for an aggregate initial investment of approximately $33.3 million.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the six months ended June 30, 1997 and 1996.

                                                  Six months ended
                                                      June 30,
                                                      --------
                                                   (In thousands)
                                                  1997       1996
                                                --------    -------
Net income                                      $ 7,365     $ 6,373
Minority interest                                 5,710       5,451
Depreciation and amortization                    11,885       8,298
Gain on sale of property                           (217)        (25)
Excess land sales                                  (448)          -
Amortization - loan costs                          (107)        (60)
Depreciation - corporate                            (37)        (24)
                                                -------     -------
Funds from operations                            24,151      20,013

Company's share of funds from operations           56.3%       53.9%
                                                -------     -------

Company's funds from operations                 $13,597     $10,787
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

New Pronouncements Issued But Not Yet Effective
-----------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share ("EPS") and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. Upon adoption of SFAS No. 128, there is no material impact anticipated to the Company's earnings per share, financial condition, or results of operations.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. Management believes that they currently do not have items that would require presentation in a separate statement of comprehensive income.

In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and require that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement is effective for financial statements for periods beginning after December 15, 1997. Management believes this statement will not require expanded disclosure in the Company's financial statements.

                          Part II.  Other Information

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           The annual meeting of stockholders of the Company was held on May 6, 1997. The matters voted upon at the meeting were: (i) the election of two directors to serve until the 2000 annual meeting of stockholders and until their successors are elected and have qualified; and (ii) the approval of the Company's 1997 Equity Participation Plan.

           The results of the voting for election of Mr. Richard A. Archer and Mr. David G. Price to the Board of Directors are as follows:

                                                                    Authority
           Director                      Shares Cast for             Withheld
           --------                      ---------------             --------
           Mr. Richard A. Archer           10,424,843                 80,295
           Mr. David G. Price              10,426,744                 78,394

           In addition to the above directors, the following directors will continue in office:

                                                             Term
              Name                                          Expires
              ----                                          -------
           Mr. John C. Cushman, III                          1999
           Mr. Bruce Karatz                                  1998
           Mr. Charles S. Paul                               1999
           Mr. Richard C. Price                              1998
           Mr. Edward R. Sause                               1999

           The result of the voting for approval of the Company's 1997 Equity Participation Plan is as follows:

                 For:                                      7,032,694
                 Against:                                    769,200
                 Abstain:                                    111,991
                 Broker No Vote:                           2,591,253

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

(a)10.1 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey South, Canyon Oaks, Capitol City, Binks Forest, Port Royal, Shipyard, Sugar Ridge, Wildhorse, Goshen Plantation, Hickory Heights, River's Edge, Berry Creek, Creekside, Honey Bee, Wood Ranch, Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf, Golden Oaks, Chesapeake, SeaCliff, Ancala, Arrowhead, BlackLake, Painted Desert, Walden, Deer Creek, WestWinds, Stonecreek, Tamarack, Baymeadows, Bradshaw Farm and Longwood; and Form of Lease Agreement between the Company and Cobblestone Golf Group, Inc. with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated February 29, 1996)

  *10.2 National Golf Properties, Inc. Deferred Compensation Plan, effective June 1, 1997

  *10.3 National Golf Properties, Inc. Deferred Compensation Plan Trust Agreement, dated as of June 1, 1997, by and between National Golf Properties, Inc. and Imperial Trust Company

  *10.4 Consulting Agreement, entered into as of the 30th day of April, 1997, between National Golf Properties, Inc. and Edward R. Sause

  11.1     Statement regarding computation of per share earnings

  27       Financial Data Schedule

(b)        None



  *        Management contract or compensatory plan or arrangement.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         National Golf Properties, Inc.


Date:  July 29, 1997                     By:  /s/ William C. Regan
                                              --------------------
                                              William C. Regan
                                              Vice President - Controller
                                              and Treasurer

                                 EXHIBIT INDEX

                                                                 Sequentially
Exhibit                                                            Numbered
Number           Description                                         Page
----------       -----------                                     ------------
 10.1            Form of Lease Agreement between the Company
                 and AGC with respect to the following golf
                 courses: Southwyck, Dub's Dread, Kokopelli,
                 Summitpointe, Lake Wilderness, Links at
                 Northfork, Hershey, Hershey South, Canyon
                 Oaks, Capitol City, Binks Forest, Port Royal,
                 Shipyard, Sugar Ridge, Wildhorse, Goshen
                 Plantation, Hickory Heights, River's Edge,
                 Berry Creek, Creekside, Honey Bee, Wood
                 Ranch, Monterey, Palm Valley, Ruffled Feathers,
                 Upland Hills, Oregon Golf, Golden Oaks,
                 Chesapeake, SeaCliff, Ancala, Arrowhead,
                 BlackLake, Painted Desert, Walden, Deer Creek,
                 WestWinds, Stonecreek, Tamarack, Baymeadows,
                 Bradshaw Farm and Longwood; and Form of Lease
                 Agreement between the Company and Cobblestone
                 Golf Group, Inc. with respect to the Carmel
                 Mountain golf course and the Sweetwater golf
                 course (incorporated by reference to Exhibit 10.3
                 to the Company's Annual Report on Form 10-K dated
                 February 29, 1996)

*10.2            National Golf Properties, Inc. Deferred
                 Compensation Plan, effective June 1, 1997

*10.3            National Golf Properties, Inc. Deferred
                 Compensation Plan Trust Agreement, dated as of
                 June 1, 1997, by and between National Golf
                 Properties, Inc. and Imperial Trust Company

*10.4 Consulting Agreement, entered into as of the 30th day of April, 1997, between National Golf
                 Properties, Inc. And Edward R. Sause

 11.1 Statement regarding computation of per share earnings

27               Financial Data Schedule


                 * Management contract or compensatory plan or arrangement.