Form 10-Q
period 1997-09-30
NATIONAL GOLF PROPERTIES INC
filed 1997-11-04
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No
                                          -

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,395,395 shares of common stock, $.01 par value, as of October 27, 1997

                         NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                         Page
                                                                                         ----

Part I.                 Financial Information

   Item 1.              Financial Statements

                        Consolidated Balance Sheets of National Golf Properties,
                        Inc. as of September 30, 1997 and December 31, 1996                3

                        Consolidated Statements of Operations of National Golf
                        Properties, Inc. for the three months ended September
                        30, 1997 and 1996                                                  4

                        Consolidated Statements of Operations of National Golf
                        Properties, Inc. for the nine months ended September 30,
                        1997 and 1996                                                      5

                        Consolidated Statements of Cash Flows of National Golf
                        Properties, Inc. for the nine months ended September 30,
                        1997 and 1996                                                      6

                        Notes to Consolidated Financial Statements                         7

   Item 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                               14


Part II.                Other Information                                                 20

                        Exhibit Index                                                     23

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                          SEPTEMBER 30,              DECEMBER 31,
                                                              1997                       1996
                                                    ---------------------      ---------------------
ASSETS
PROPERTY:
  Land                                                           $ 66,962                   $ 63,049
  Buildings                                                       162,514                    147,678
  Ground improvements                                             284,853                    263,803
  Furniture, fixtures and equipment                                33,552                     30,531
  Construction in progress                                         15,603                     10,733
                                                                 --------                   --------
                                                                  563,484                    515,794
  Less:  accumulated depreciation                                 (88,716)                   (73,031)
                                                                 --------                   --------
       Net property                                               474,768                    442,763
Cash and cash equivalents                                           3,004                     11,224
Investments                                                           305                        286
Mortgage notes receivable                                           2,200                      2,971
Investment in joint venture                                         8,035                          -
Due from affiliates                                                 1,872                          -
Other assets, net                                                   8,796                     12,701
                                                                 --------                   --------
       Total assets                                              $498,980                   $469,945
                                                                 ========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                    $260,238                   $229,949
Accounts payable and other liabilities                              7,266                      3,134
Due to affiliates                                                       -                        641
                                                                 --------                   --------
       Total liabilities                                          267,504                    233,724
                                                                 --------                   --------

Minority interest                                                  18,233                     20,831
                                                                 --------                   --------

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000
 shares authorized - none issued                                        -                          -

Common stock, $.01 par value, 40,000,000
 shares authorized, 12,392,895 and 12,303,720
 shares issued and outstanding at September
 30, 1997 and December 31, 1996, respectively                         124                        123

Additional paid in capital                                        217,909                    219,985
Accumulated deficit                                                (1,360)                    (1,360)
Unamortized restricted stock compensation                          (3,430)                    (3,358)
                                                                 --------                   --------
       Total stockholders' equity                                 213,243                    215,390
                                                                 --------                   --------
       Total liabilities and
         stockholders' equity                                    $498,980                   $469,945
                                                                 ========                   ========

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          FOR THE THREE              FOR THE THREE
                                                          MONTHS ENDED               MONTHS ENDED
                                                       SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                       -------------------        -------------------

Revenues:
  Rent from affiliates                                            $18,532                    $15,448
  Rent                                                                814                        586
  Equity in income from joint venture                                  48                          -
                                                                  -------                    -------
     Total revenues                                                19,394                     16,034
                                                                  -------                    -------

Expenses:
  General and administrative                                        1,535                      1,062
  Depreciation and amortization                                     6,306                      5,154
  Net loss on sale of properties                                       59                          -
                                                                  -------                    -------
     Total expenses                                                 7,900                      6,216
                                                                  -------                    -------

  Operating income                                                 11,494                      9,818

Other income (expense):
  Interest income                                                      88                        141
  Other income                                                         44                         59
  Interest expense                                                 (4,978)                    (3,900)
                                                                  -------                    -------
Income before provision for taxes and
 minority interest                                                  6,648                      6,118
Provision for taxes                                                   (52)                       (92)
                                                                  -------                    -------
Income before minority interest                                     6,596                      6,026
Income applicable to minority interest                             (2,844)                    (2,625)
                                                                  -------                    -------

Net income                                                        $ 3,752                    $ 3,401
                                                                  =======                    =======

Net income per share                                              $  0.30                    $  0.29
                                                                  =======                    =======

Weighted average number of shares                                  12,521                     11,829
                                                                  =======                    =======

Distribution declared per common share
 outstanding                                                      $  0.43                    $  0.42
                                                                  =======                    =======

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     FOR THE NINE                 FOR THE NINE
                                                     MONTHS ENDED                 MONTHS ENDED
                                                  SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                                                 ---------------------        ---------------------
Revenues:
  Rent from affiliates                                       $ 52,952                     $ 42,006
  Rent                                                          2,357                          961
  Equity in income from joint venture                              48                            -
  Gain on sale of properties                                      158                           25
                                                             --------                      -------
     Total revenues                                            55,515                       42,992
                                                             --------                      -------

Expenses:
  General and administrative                                    4,034                        3,676
  Depreciation and amortization                                18,191                       13,452
                                                             --------                      -------
     Total expenses                                            22,225                       17,128
                                                             --------                      -------

  Operating income                                             33,290                       25,864

Other income (expense):
  Interest income from affiliates                                   -                        1,682
  Interest income                                                 268                          316
  Other income                                                    519                          164
  Interest expense                                            (14,241)                      (9,973)
                                                             --------                      -------
Income before provision for taxes and
 minority interest                                             19,836                       18,053

Provision for taxes                                              (165)                        (203)
                                                             --------                      -------
Income before minority interest                                19,671                       17,850
Income applicable to minority interest                         (8,554)                      (8,076)
                                                             --------                      -------

Net income                                                   $ 11,117                      $ 9,774
                                                             ========                      =======

Net income per share                                           $ 0.89                       $ 0.88
                                                             ========                      =======

Weighted average number of shares                              12,505                       11,072
                                                             ========                      =======

Distribution declared per common share
 outstanding                                                    $1.27                        $1.24
                                                             ========                      =======


  The accompanying notes are an intergral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                          FOR THE NINE               FOR THE NINE
                                                          MONTHS ENDED               MONTHS ENDED
                                                       SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                                                       -------------------        -------------------
Cash flows from operating activities:
  Net income                                                     $ 11,117                   $  9,774
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                 18,191                     13,452
     Amortization of restricted stock                               1,135                        768
     Minority interest in earnings                                  8,554                      8,076
     Distributions from joint venture, net
      of equity in earnings                                             2                          -

     Gain on sale of properties                                      (158)                       (25)
     Other adjustments                                                 68                         84
     Changes in assets and liabilities:
       Other assets                                                 2,568                       (324)
       Accounts payable and other
        liabilities                                                 4,256                      3,330

       Due from/to affiliates                                      (1,461)                    (2,112)
                                                                 --------                   --------
          Net cash provided by
           operating activities                                    44,272                     33,023
                                                                 --------                   --------

Cash flows from investing activities:
  Purchase of available-for-sale  securities                       (4,714)                    (5,344)
  Proceeds from sale of available-for-
   sale securities                                                  4,695                      5,672

  Proceeds from mortgage loans                                        732                     25,395
  Purchase of property and related assets                         (51,960)                   (71,931)
  Investment in joint venture                                      (8,036)                         -
  Proceeds from sale of properties and
   related assets                                                   3,613                      1,078
                                                                 --------                   --------
          Net cash used by investing
           activities                                             (55,670)                   (45,130)
                                                                 --------                   --------

Cash flows from financing activities:
  Principal payments on notes payable                             (68,335)                   (60,983)
  Proceeds from notes payable                                      97,050                     99,759
  Loan costs                                                            -                       (406)
  Repurchase of OP units                                                -                       (116)
  Proceeds from stock options exercised                             1,174                        428
  Cash distributions                                              (15,581)                   (13,090)
  Limited partners' cash distributions                            (11,130)                   (10,799)
                                                                 --------                   --------
          Net cash provided by
           financing activities                                     3,178                     14,793
                                                                 --------                   --------

Net increase (decrease) in cash                                    (8,220)                     2,686
Cash and cash equivalents at beginning of
 period                                                            11,224                      7,089
                                                                 --------                   --------
Cash and cash equivalents at end of period                       $  3,004                   $  9,775
                                                                 ========                   ========

Supplemental cash flow information:
  Interest paid                                                  $ 10,087                   $  7,008
  Taxes paid                                                          188                        242

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

     The accompanying consolidated financial statements for the three and nine months ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1996 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. The Company has available-for-sale securities which under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the securities to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The net unrealized gains are considered comprehensive income, which are immaterial.

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

(2)  Property
     --------

     During the nine months ended September 30, 1997, the Company purchased six golf courses for an aggregate initial investment of approximately $46.1 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC") pursuant to long-term triple net leases.

     Acquisition                                                             Initial
        Date                 Course Name              Location              Investment
---------------------   ----------------------   -------------------   --------------------
                                                                          (In thousands)

  1/2/97                Stonecreek Golf Course   Phoenix,
                                                 Arizona                           $ 9,447

  1/10/97               Tamarack Golf Club       Naperville,
                                                 Illinois                            5,393

  4/10/97               Baymeadows Golf Club     Jacksonville,
                                                 Florida                             4,556

  5/1/97                The Golf Club at         Woodstock,
                        Bradshaw Farm            Georgia                             6,598

  7/31/97               Longwood Golf Club       Cypress,
                                                 Texas                               9,685

  8/12/97               Eagle Brook Country      Geneva,
                        Club                     Illinois                           10,436

                                                                                 _________
                        Total Initial Investment                                 $  46,115
                                                                                 =========

     On May 23, 1997, the Company sold Stonebridge Country Club in New Orleans, Louisiana for $1 million. The Company recognized a gain of approximately $156,000.

     On September 12, 1997, the Company sold Skyline Woods Country Club in Elkhorn, Nebraska for $2.5 million. The Company recognized a gain of $2,000.

(3)  Investment in Joint Venture
     ---------------------------

     On September 8, 1997, the Operating Partnership acquired a 50% general partner interest in Pumpkin Ridge Joint Venture ("Pumpkin") for approximately $8 million. Pumpkin owns two golf courses in Cornelius, Oregon. The Company accounts for its investment in Pumpkin under the equity method of accounting. The aforementioned golf courses are leased to AGC pursuant to a long-term triple net lease.

(4)  Notes Payable
     -------------

     The Company has a $100 million credit facility, which terminates in April 2002, from a group of four commercial banks that may be used to finance working capital, acquisitions and capital improvements. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At September 30, 1997, such rate was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of

     1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $54.5 million under this credit facility as of September 30, 1997.

     In connection with the purchase of Eagle Brook Country Club, the Company entered into a three year collateralized note for $1.5 million with the seller of the property. During the first year of the note, no interest shall be paid or accrued on the outstanding principal balance. Thereafter, interest shall accrue on the outstanding principal balance at the rate of six percent per annum.

(5)  Lease Rental Agreements
     -----------------------

     The minimum rent for the first year for each golf course under the leases is initially set at a fixed amount. Thereafter, with respect to the leases for the initial portfolio of golf courses at the time of the completion of the Company's initial public stock offering on August 18, 1993 (the "Offering"), minimum rent will be increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these leases, percentage rent will be paid to the Company each year in the amount, if any, by which the sum of 35% of course revenue in excess of a baseline amount plus 5% of other revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such leases. Generally, for the leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of course revenue and other revenue. The minimum base rent under these leases will be increased for specified years during the lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. On an interim basis, percentage rent is recognized taking into consideration the seasonality of the golf courses. Such percentage rent income for the nine months ended September 30, 1997 and 1996 was approximately $4,808,000 and $3,886,000, respectively.

(6)  Deferred Compensation Plan
     --------------------------

     During 1997, the Company established a deferred compensation plan under which key executives of the Company may elect to defer receiving up to 100% of their compensation in any one year until a later year.

(7)  Pro Forma Financial Information
     -------------------------------

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

                                                                          FOR THE NINE
(In thousands, except per share amounts)                           MONTHS ENDED SEPTEMBER 30,
------------------------------------------------------         -----------------------------------
                                                                     1997               1996
                                                               ----------------   ----------------

Revenues from rental property                                          $ 56,758           $ 46,299
Net income                                                             $ 10,895           $  9,296
Net income per share                                                   $   0.87           $   0.84


     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation and amortization expense; (ii) an increase in interest expense; and (iii) a decrease in income applicable to minority interest.

(8)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the nine months ended September 30, 1997 include $1.5 million of a golf course acquisition which was financed by a note payable.

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

(9)  Other Data
     ----------

     AGC is the lessee of all but five of the golf course properties in the Company's portfolio at September 30, 1997. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 5.4% of the Company's outstanding Common Stock and approximately 38.5% of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                            September 30,           December 31,
                                                                 1997                   1996
                                                        -------------------    -------------------
                                                                       (In thousands)

Current assets                                                    $  97,383              $  57,511
Non-current assets                                                  141,005                131,654
                                                                   --------               --------

  Total assets                                                    $ 238,388              $ 189,165
                                                                   ========               ========

Current liabilities                                               $  61,667              $  50,993
Long-term liabilities                                                69,095                 68,041
Minority interest                                                       706                    466
Stockholders' equity                                                106,920                 69,665
                                                                   --------               --------

Total liabilities and stockholders' equity                        $ 238,388              $ 189,165
                                                                   ========               ========

                                                                  FOR THE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                    -----------------------------------------------
                                                            1997                        1996
                                                    --------------------         ------------------
                                                                     (In thousands)
Total revenues                                                 $ 410,785                  $ 339,069
                                                                ========                   ========

Net income                                                     $  37,630                  $  21,945
                                                                ========                   ========

     Total revenues from golf course operations and management agreements for AGC increased by $71.7 million, or 21.1%, to $410.8 million for the nine months ended September 30, 1997 compared to $339.1 million for the nine months ended September 30, 1996. The increase in revenues was primarily attributable to the addition of eight leased courses and one management course.

     Net income increased by $15.7 million to $37.6 million for the nine months ended September 30, 1997 compared to $21.9 million for the corresponding nine months of 1996. The increase in net income was primarily due to the increase in leased and management courses.

(10)  Subsequent Events
      -----------------

     On October 2, 1997, the Board of Directors declared a distribution of $0.43 per share for the quarter ended September 30, 1997 to stockholders of record on October 31, 1997, which distribution will be paid on November 14, 1997.

     On October 10, 1997, the Company purchased Gettysvue Polo, Golf & Country Club located in Knoxville, Tennessee for approximately $6.5 million. In connection with this purchase, the Company entered into a seven-year, interest bearing, collateralized note for $3,750,000 with the seller of the property. During the first year of the note, no interest shall be paid or accrued on the outstanding principal balance. For years two through four, the interest rate is six percent per annum. For years five through seven, the interest rate is eight percent per annum.

     On October 17, 1997, the Company purchased Oakhurst Country Club located in Clayton, California for approximately $9.4 million. On October 24, 1997, the Company purchased Spanish Hills Country Club located in Camarillo, California for approximately $16.9 million.

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

The discussion of the results of operations compares the three months ended September 30, 1997 with the three months ended September 30, 1996 and the nine months ended September 30, 1997 with the nine months ended September 30, 1996.

Results of Operations
---------------------

Comparison of the three months ended September 30, 1997 to the three months ended September 30, 1996

Net income increased by $351,000 to $3,752,000 for the three months ended September 30, 1997 compared to $3,401,000 for the three months ended September 30, 1996. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $3,312,000; (ii) an increase in general and administrative expenses of approximately $473,000; (iii) an increase in depreciation and amortization expense of approximately $1,152,000; (iv) an increase in interest expense of approximately $1,078,000; and (v) an increase in income applicable to minority interest of $219,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of ten golf course properties subsequent to September 30, 1996, which accounted for approximately $1,793,000 of the increase; (ii) a full quarter of rent in 1997 on 26 golf course properties acquired in the third quarter of 1996, which accounted for approximately $616,000 of the increase; (iii) an increase in percentage rents under the leases with respect to the golf course properties owned at June 30, 1996, which represents an increase of approximately $568,000; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at June 30, 1996, which accounted for approximately $335,000 of the increase.

The increase in general and administrative expenses was primarily due to (i) costs associated with investor relations and (ii) the increase in restricted stock amortization resulting from the issuance of additional shares of restricted stock. The increase in depreciation and amortization expense was due to: (i) the acquisition of ten golf course properties subsequent to September 30, 1996 and (ii) a full quarter of depreciation expense in 1997 on 26 golf course properties acquired in the third quarter of 1996.

The rent revenue from the third quarter acquisitions of two golf course properties represented approximately $281,000 of the total rent revenue of $19.3 million. The depreciation and amortization expense for these acquisitions represented approximately $151,000 of the total depreciation and amortization expense of $6.3 million.

The increase in interest expense was primarily attributable to (i) the $75 million fixed rate, unsecured notes issued in 1996 and (ii) the increase in outstanding advances under the credit facility.

Comparison of the nine months ended September 30, 1997 to the nine months ended September 30, 1996

Net income increased by $1,343,000 to $11,117,000 for the nine months ended September 30, 1997 compared to $9,774,000 for the nine months ended September 30, 1996. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $12,342,000; (ii) an increase in general and administrative expense of approximately $358,000; (iii) an increase in depreciation and amortization expense of approximately $4,739,000; (iv) a decrease in interest income from affiliates of approximately $1,682,000; (v) an increase in other income of approximately $355,000; (vi) an increase in interest expense of approximately $4,268,000; and (vii) an increase in income applicable to minority interest of $478,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of ten golf course properties subsequent to September 30, 1996, which accounted for approximately $3,614,000 of the increase; (ii) a full nine months of rent in 1997 on 30 golf course properties acquired in the first nine months of 1996, which accounted for approximately $7,089,000 of the increase; (iii) an increase in percentage rents under the leases with respect to the golf course properties owned at December 31, 1995, which represents an increase of approximately $560,000; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1995, which accounted for approximately $1,079,000 of the increase.

The increase in general and administrative expenses was primarily due to the increase in restricted stock amortization resulting from the issuance of additional shares of restricted stock. The increase in depreciation and amortization expense was due to: (i) the acquisition of ten golf course properties subsequent to September 30, 1996 and (ii) a full nine months of depreciation expense in 1997 on 30 golf course properties acquired in the first nine months of 1996.

The rent revenue from the 1997 acquisitions of six golf course properties represented approximately $1.9 million of the total rent revenue of $55.3 million. The depreciation and amortization expense for these acquisitions represented approximately $905,000 of the total depreciation and amortization expense of $18.2 million.

The decrease in interest income from affiliates was due to the retirement of the participating mortgages in July 1996. The increase in other income was primarily attributable to the excess land sales. The increase in interest expense was primarily attributable to (i) the $75 million fixed rate, unsecured notes issued in 1996 and (ii) the increase in outstanding advances under the credit facility.

Liquidity and Capital Resources
-------------------------------

At September 30, 1997, the Company had approximately $3 million in cash and investments, mortgage loans of $2.2 million, mortgage indebtedness of approximately $26.6 million and unsecured indebtedness of approximately $233.6 million. The $260.2 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.87%. Of the $260.2 million of debt, $205.7 million is fixed rate debt and is payable either quarterly or semi-annually and matures between 1999 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired through October 27, 1997, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $17.5 million, of which approximately $16.3 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases, the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or OP Units as consideration for such purchases. The Company currently has with a group of four commercial banks a $100 million credit facility, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At September 30, 1997, such rate was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $78 million and $54.5 million under the credit facility, bearing interest at a weighted average rate of 7% and 6.9%, as of October 27, 1997 and September 30, 1997, respectively.

For the period January 1, 1997 through October 27, 1997 the Company purchased nine golf courses for an aggregate initial investment of approximately $79.3 million, which investment was financed by $6.3 million of cash from operations, $67.7 million of advances under the Company's credit facility and $5.3 million in seller financing. Also, the Company acquired a 50% general partner interest in Pumpkin for approximately $8 million. Pumpkin owns two golf courses. The investment was financed with advances under the Company's credit facility.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the nine months ended September 30, 1997 and 1996.

                                                                       Nine months ended
                                                                         September 30,
                                                                       -----------------
                                                                         (In thousands)
                                                                1997                       1996
                                                        --------------------       --------------------

Net income                                                        $ 11,117                   $  9,774
Minority interest                                                    8,554                      8,076
Depreciation and amortization                                       18,194                     13,452
Gain on sale of properties                                            (158)                       (25)
Excess land sales                                                     (448)                         -
Amortization - loan costs                                             (165)                      (103)
Depreciation - corporate                                               (53)                       (36)
                                                                  --------                   --------
Funds from operations                                               37,041                     31,138

Company's share of funds from operations                             56.51%                     54.75%
                                                                  --------                   --------

Company's funds from operations                                   $ 20,932                   $ 17,048
                                                                  ========                   ========

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

New Pronouncements Issued But Not Yet Effective
-----------------------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December

15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share ("EPS") and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS. There is no material impact anticipated to the Company's earnings per share, financi al condition, or results of operations.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. This statement requires a separate statement to report the components of comprehensive income for each period reported. The provisions of this statement are effective for fiscal years beginning after December 15, 1997. The Company has available-for-sale securities which under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the securities to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. The net unrealized gains are considered comprehensive income, which are immaterial.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)10.1 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey South, Canyon Oaks, Capitol City, Binks Forest, Port Royal, Shipyard, Sugar Ridge, Wildhorse, Goshen Plantation, Hickory Heights, River's Edge, Berry Creek, Creekside, Honey Bee, Wood Ranch, Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf, Golden Oaks, Chesapeake, SeaCliff, Ancala, Arrowhead, BlackLake, Painted Desert, Walden, Deer Creek, WestWinds, Stonecreek, Tamarack, Baymeadows, Bradshaw Farm, Longwood, Eagle Brook, Gettysvue, Oakhurst and Spanish Hills; and Form of Lease Agreement between the Company and Cobblestone Golf Group, Inc. with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated February 29, 1996)

  10.2 Pumpkin Ridge Joint Venture Joint Venture Agreement, dated as of September 8, 1997, by and among National Golf Operating Partnership, L.P. and Pumpkin Ridge Partners

  10.3 Lease Agreement, dated as of September 8, 1997, between Pumpkin Ridge Joint Venture and AGC

  10.4 USGA Agreement, made and entered into as of September 8, 1997, by and between Pumpkin Ridge Joint Venture and AGC

  11.1   Statement regarding computation of per share earnings

  27     Financial Data Schedule

(b)  None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 National Golf Properties, Inc.


Date:  October 30, 1997          By:  /s/ William C. Regan
                                      --------------------
                                      William C. Regan
                                      Vice President - Controller
                                      and Treasurer

                                 EXHIBIT INDEX


Exhibit                                                                                   Sequentially
Number                                     Description                                    Numbered Page
---------         -------------------------------------------------------------      --------------------

10.1 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's
                  Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at
                  Northfork, Hershey, Hershey South, Canyon Oaks, Capitol
                  City, Binks Forest, Port Royal, Shipyard, Sugar Ridge,
                  Wildhorse, Goshen Plantation, Hickory Heights, River's Edge,
                  Berry Creek, Creekside, Honey Bee, Wood Ranch, Monterey,
                  Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf,
                  Golden Oaks, Chesapeake, SeaCliff, Ancala, Arrowhead,
                  BlackLake, Painted Desert, Walden, Deer Creek, WestWinds,
                  Stonecreek, Tamarack, Baymeadows, Bradshaw Farm, Longwood,
                  Eagle Brook, Gettysvue, Oakhurst and Spanish Hills; and Form of Lease Agreement between the Company and Cobblestone Golf
                  Group, Inc. with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated February 29, 1996)

10.2 Pumpkin Ridge Joint Venture Joint Venture Agreement, dated as of September 8, 1997, by and among National Golf
                  Operating Partnership, L.P. and Pumpkin Ridge Partners

10.3              Lease Agreement, dated as of September 8, 1997, between
                  Pumpkin Ridge Joint Venture and AGC

10.4 USGA Agreement, made and entered into as of September 8, 1997, by and between Pumpkin Ridge Joint Venture and AGC

11.1              Statement regarding computation of per share earnings

27                Financial Data Schedule