Form 10-K405
period 1997-12-31
NATIONAL GOLF PROPERTIES INC
filed 1998-02-10
CIK 905897

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of January 5, 1998, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $373.1 million, based upon the closing price ($32.6875) on the New York Stock Exchange on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

   12,418,195 SHARES OF COMMON STOCK, $.01 PAR VALUE, AS OF JANUARY 5, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Stockholders to be held May 5, 1998, are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 a) General Development of Business

  National Golf Properties, Inc. (the "Company") was incorporated under the General Corporation Law of Delaware in April 1993 and commenced operations effective with the completion of its initial public stock offering (the "Offering") of common stock, par value $.01 per share (the "Common Stock"), on August 18, 1993. On August 31, 1995, the Company was reincorporated as a Maryland corporation. The Company qualifies as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

  The Company is the sole general partner in the Operating Partnership with a 58.4% interest therein. David G. Price, the Chairman of the Board of Directors of the Company, and entities controlled by him and approximately seven other individuals and personal trusts are the only limited partners of the Operating Partnership (the "OP Limited Partners").

  In 1997, the Company purchased nine golf courses for an aggregate initial investment of approximately $79.2 million, which investment was financed by $14.5 million of cash from operations, $59.7 million of advances under the Company's credit facility and $5 million of notes payable. Also in 1997, the Company acquired a 50% general partnership interest in Pumpkin Ridge Joint Venture ("Pumpkin Ridge") for approximately $8.1 million, which investment was financed by advances under the Company's credit facility. Pumpkin Ridge owns two golf courses in Cornelius, Oregon. The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.

  The following diagram depicts the beneficial ownership of the Company, the Operating Partnership, Royal Golf and Pumpkin Ridge as of January 5, 1998:





                             [CHART APPEARS HERE]




-------
* The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.

 b) Narrative Description of Business

  The Company is a self-administered REIT specializing in the acquisition and ownership of golf course properties. As of January 5, 1998, the Company's portfolio consisted of the ownership of 123 golf courses (the "Golf Courses"), including the two golf courses owned by Pumpkin Ridge, in 112 separate locations in 26 states.

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

BUSINESS OBJECTIVES AND OPERATING STRATEGIES

  The Company's primary business objective is to maximize stockholder return through the aggressive acquisition of quality golf courses and the subsequent lease of such properties to experienced and creditworthy operators. The Company focuses on the ownership and acquisition of golf course properties that have strong cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's business and operating strategies include:

  . Increasing income and portfolio value by continuing the strategic expansion of its golf course portfolio through the selective acquisition of golf course properties in urban areas or resort locations that demonstrate potential for significant revenue and cash flow increases. For the period August 18, 1993 to December 31, 1997, the Company purchased 81 Golf Courses, including the two golf courses owned by Pumpkin Ridge, for an aggregate initial investment of approximately $444.1 million.

  . Working with golf course operators on strategies to increase revenues, which will result in greater percentage rent to the Company.

  . Working with golf course operators on strategies to improve and enhance golf course holdings through proper maintenance and capital improvements.

  . Selecting the best golf course operators for specific locations and course types and structuring favorable leases for the Company with those operators under which the operators pay minimum base rent and percentage rent based on revenues and pay substantially all expenses in connection with the operation of the property such as real estate taxes, insurance, utilities and services, maintenance and other operating expenses.

  . Investing in participating mortgages or other appropriate equity-linked financing vehicles in circumstances where the acquisition of ownership is not otherwise possible.

  . Monitoring on an ongoing basis the operating performance of the Golf
    Courses, compliance by its operators with their lease obligations and other market factors that could affect the financial performance of its courses.

  . Maintaining a ratio of debt-to-total market capitalization (i.e., total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock and interests in the Operating Partnership that are exchangeable for shares of Common Stock plus total debt) of 50% or less. At December 31, 1997, the Company's total debt constituted approximately 30% of its total market capitalization.

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

TENANT AND LEASES

  All but five of the Golf Courses in the Company's portfolio are currently leased to American Golf Corporation ("AGC") pursuant to long-term triple net leases (the "Leases"). AGC is one of the largest and most experienced operators of golf courses and related facilities in the world and currently manages 252 golf courses and related facilities in 30 states. In addition, AGC, through its subsidiary American Golf (U.K.) Limited, manages 12 golf courses and related facilities in the United Kingdom. AGC operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC was founded in 1973 by David G. Price, its Chairman and principal shareholder. Including the Golf Courses, AGC manages 161 daily fee golf courses, 68 private club courses, 28 resort courses and seven golf practice centers. AGC oversees the management and operations of championship golf courses throughout the United States and manages municipal golf courses for such cities as Atlanta, New York and San Diego and for the County of Los Angeles.

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

  The minimum base rent for the first year for each Golf Course under the Leases is initially set at a fixed amount. Thereafter, with respect to the Leases for the initial portfolio of 44 golf courses at the time of the Offering (the "Initial Golf Courses"), minimum base rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). In addition, percentage rent is paid each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount and 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Course Revenue is generally defined in the Leases to include all revenue received from the operation of the applicable Golf Course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. Other Revenue is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. Generally, the baseline amounts for the Initial Golf Courses were established based on revenues for each of such Golf Courses for the twelve months ended February 28, 1993. Payment of percentage rent based upon the revenues of the Golf Courses will enable the Company to participate in growth in revenues at the Golf Courses.

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

  Pursuant to the Leases for the Initial Golf Courses, AGC is required to post and maintain an irrevocable letter of credit in an amount equal to six monthly installments of the annual minimum rent as of the commencement date of the Leases (approximately $13.6 million) to collateralize its obligations under such Leases. AGC's obligation to post and maintain such letter of credit will be suspended, subject to reinstatement, at such time as AGC achieves: (i) a Fixed Charge Coverage Ratio, as defined, of not less than 1.5 to 1.0 for two consecutive fiscal quarters and (ii) a minimum Tangible Net Worth, as defined, of at least $30,000,000 or, following a change in control, $30,000,000 increased by 4% per annum compounded annually from the commencement date of the Leases to the date of a change in control of AGC.

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

  CGG operates Carmel Mountain Ranch Country Club in San Diego, California, and Sweetwater Country Club (two courses) near Houston, Texas. CGG is a golf course acquisition and operating company with 29 properties under ownership or management in six states.

  TLG operates Colonial Charters Golf Course near Myrtle Beach, South Carolina. TLG is a golf course operating company that operates 11 golf courses in the southeastern United States.

  EAGL operates San Geronimo Golf Course near San Francisco, California. EAGL is a golf course acquisition and operating company with 30 properties under ownership or management in nine states.

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

  According to its published data (1997 editions), the National Golf Foundation, an independent industry organization, the number of golfers in the United States has remained stable at approximately 25 million for the last several years. In addition, favorable demographic trends offer encouraging growth prospects for the golf course industry. The National Golf Foundation reports that the annual average rounds played per golfer increases significantly as golfers age. Golfers in their fifties generally play twice as many rounds annually as golfers in their thirties. Golfers age 65 and older generally play three times as many rounds annually as golfers in their thirties. Currently, approximately 75% of all golfers are less than 50 years old and approximately 45% of all golfers are between the ages of 30 and 49. Accordingly, the Company expects an increase in the demand for golf as this segment of the golfing population reaches its prime golfing age over the next 20 years. In addition, the children of the baby boom generation are entering their twenties and thirties, an age range in which they are most likely to begin playing golf.

  The Company is also subject to competition for the acquisition of golf courses and related facilities with other purchasers of golf course properties, including other golf course acquisition companies. According to the National Golf Foundation, there are approximately 15,700 golf courses in the United States. Of this total, approximately 3,500 satisfy the Company's investment criteria. Ownership of these courses is extremely fragmented. The Company believes that the nation's 15 largest golf course owners and operators collectively own or lease less than five percent of the courses in the United States. This fragmented ownership provides an excellent opportunity for aggressive acquisition of quality golf course properties, however, the market for golf course acquisitions is becoming increasingly competitive with the addition of several new companies pursuing acquisitions. In addition, other REITs have or are considering entering the market.

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

EMPLOYEES

  As of January 5, 1998, the Company and the Operating Partnership had 12 full-time employees including two regional vice presidents who are dedicated on a full-time basis to the identification of golf courses to be acquired or financed.

  The President of the Company is employed and compensated by both the Operating Partnership and the Company. The Company believes that the allocation of his compensation as between the Company and the Operating Partnership reflects the services provided by him with respect to each entity. The remainder of the employees are employed solely by the Operating Partnership. Royal Golf has no employees.

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

ITEM 2. PROPERTIES

  As of January 5, 1998, the Golf Courses consisted of 123 golf courses that are geographically diversified and located in 26 states, with 22 Golf Courses in California, 19 in Texas, 13 in Arizona, six in each of Florida and South Carolina, five in each of Ohio and Pennsylvania, four in each of Colorado, Georgia, Illinois, Kansas and Oregon, three in each of Nevada, Virginia and Washington, two in each of Maryland, Missouri, New Jersey, New Mexico, North Carolina, Oklahoma and Tennessee and one in each of Idaho, Indiana, Louisiana and Minnesota. The distribution of the Golf Courses reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic and climatic influences. Substantially all of the Golf Courses are located in Standard Metropolitan Statistical Areas with populations in excess of 250,000 people.

  Of the 123 Golf Courses, 58 are daily fee courses, 45 are private club courses and 20 are resort courses. All of the Golf Courses are owned 100% in fee by either the Company, the Operating Partnership, Royal Golf or Pumpkin Ridge except for the three Golf Courses at Bear Creek Golf World, which are leased by the Company under a ground lease expiring in 2022, and Mesquite Golf & Country Club, of which approximately 14 acres are under various ground leases expiring between 2041 and 2043.

  Daily Fee Courses. Daily fee courses are open to the public and related amenities generally include practice facilities, small clubhouses with pro shops offering limited merchandise and a moderate food and beverage operation. Daily fee courses generate revenues principally through green fees, golf cart rentals and food, beverage and merchandise sales. Daily fee courses generated $29.5 million of rent revenues to the Company in 1997 compared to $24.2 million in 1996.

  Private Club Courses. Private club courses are generally closed to the public and related amenities typically include practice facilities, large clubhouses with pro shops offering extensive merchandise, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities. Private club courses generate revenues principally through initiation fees, membership dues, and food, beverage and merchandise sales. As of December 31, 1997, the Company's private club courses had more than 32,000 members. Private club courses generated $26.6 million of rent revenues to the Company in 1997 compared to $19.8 million in 1996.

  Resort Courses. Resort courses are generally higher-quality daily fee courses that draw a high percentage of players from outside the immediate area in which the course is located. Resort courses generated $18.2 million of rent revenues to the Company in 1997 compared to $14.9 million in 1996.

  The following table sets forth certain information regarding the Golf Courses as of January 5, 1998. As of that date, the Company owned 123 Golf Courses in 26 states. The number of locations (112) differs from the number of Golf Courses because in some cases there is more than one Golf Course at a specific location. The number of courses at each location is indicated for locations with more than one course.

                      THE GOLF COURSES--DAILY FEE COURSES

                                         LOCATION          NO. OF      1997
     COURSE NAME                      (CITY, STATE)        HOLES  RENT REVENUES
     -----------                      -------------        ------ --------------
                                                                  (IN THOUSANDS)
   1 Continental Golf
      Course.................   Scottsdale, Arizona          18       $  464
   2 Desert Lakes Golf Club..   Fort Mojave, Arizona         18          425
   3 El Caro Golf Club.......   Phoenix, Arizona             18          320
   4 Kokopelli Golf Resort...   Gilbert, Arizona             18          611
   5 Villa De Paz Golf
      Course.................   Phoenix, Arizona             18          303
   6 Camarillo Springs Golf
      Course.................   Camarillo, California        18        1,193
   7 Carmel Mountain Ranch
      Country Club...........   San Diego, California        18          810
   8 Lomas Santa Fe Executive
      Golf Course............   Solana Beach, California     18          539
   9 Mesquite Golf & Country
      Club...................   Palm Springs, California     18          693
  10 Oakhurst Country Club...   Clayton, California          18          195
  11 Rancho San Joaquin Golf
      Course.................   Irvine, California           18        2,315
  12 San Geronimo Golf
      Course.................   San Geronimo, California     18          636
  13 Summitpointe Golf Club..   Milpitas, California         18          972
  14 Upland Hills Country
      Club...................   Upland, California           18          819
  15 Vista Valencia Golf
      Course (2 Courses).....   Valencia, California         27          914
  16 Eagle Golf Club.........   Broomfield, Colorado         18          386
  17 Arrowhead Golf & Sports
      Club...................   Davie, Florida               18          358
  18 Baymeadows Golf Club....   Jacksonville, Florida        18          320
  19 Binks Forest Country
      Club...................   Wellington, Florida          18          455
  20 Sabal Palm Golf Course..   Tamarac, Florida             18          524
  21 Summerfield Crossing
      Golf Club..............   Tampa, Florida               18          263
  22 Goshen Plantation
      Country Club...........   Augusta, Georgia             18          318
  23 River's Edge Golf Club..   Fayetteville, Georgia        18          446
  24 The Golf Club at
      Bradshaw Farm..........   Woodstock, Georgia           18          451
  25 Ruffled Feathers Golf
      Course.................   Lemont, Illinois             18          950
  26 Tamarack Golf Club......   Naperville, Illinois         18          514
  27 Sugar Ridge Golf
      Course.................   Lawrenceburg, Indiana        18          304
  28 Deer Creek Golf Club....   Overland Park, Kansas        18          798
  29 Dub's Dread Golf
      Course.................   Kansas City, Kansas          18          384
  30 WestWinds Country Club..   New Market, Maryland         18          382
  31 The Links at Northfork..   Ramsey, Minnesota            18          388
  32 Royal Meadows Golf
      Course (2 Courses).....   Kansas City, Missouri        27          282
  33 Rancocas Golf Club......   Willingboro, New Jersey      18          559
  34 Paradise Hills Golf
      Course.................   Albuquerque, New Mexico      18          555
  35 Pawtuckett Golf Club....   Charlotte, North Carolina    18          164
  36 Bent Tree Golf Club.....   Columbus, Ohio               18          436
  37 Fowler's Mill Golf
      Course.................   Chesterland, Ohio            27          429
  38 Country Club of Hershey
      South Course...........   Hershey, Pennsylvania        18          258
  39 Golden Oaks Country
      Club...................   Fleetwood, Pennsylvania      18          576
  40 Hickory Heights Golf
      Club...................   Bridgeville, Pennsylvania    18          299
  41 The Links at Stono
      Ferry..................   Charleston, South Carolina   18          164
  42 Forrest Crossing Golf
      Course.................   Nashville, Tennessee         18          304
  43 Bear Creek Golf World (3
      Courses)...............   Houston, Texas               54        1,419

                                          LOCATION           NO. OF      1997
     COURSE NAME                       (CITY, STATE)         HOLES  RENT REVENUES
     -----------                       -------------         ------ --------------
                                                                    (IN THOUSANDS)
  44 Lake Houston Golf Club..   Huffman, Texas                 18      $   209
  45 Longwood Golf Club......   Houston, Texas                 27          410
  46 Riverchase Golf Club....   Coppell, Texas                 18        1,119
  47 Riverside Golf Club.....   Grand Prairie, Texas           18          785
  48 Southwyck Golf Club.....   Pearland, Texas                18          431
  49 Chesapeake Golf Club....   Chesapeake, Virginia           18          418
  50 Honey Bee Golf Club.....   Virginia Beach, Virginia       18          559
  51 Reston National Golf
      Course.................   Reston, Virginia               18        1,124
  52 Capitol City Golf Club..   Olympia, Washington            18          305
  53 Lake Wilderness Golf
      Course.................   Maple Valley, Washington       18          281
                                                                       -------
     Total Daily Fee Courses...............................            $29,536
                                                                       =======

                     THE GOLF COURSES--PRIVATE CLUB COURSES

                                          LOCATION           NO. OF      1997
     COURSE NAME                       (CITY, STATE)         HOLES  RENT REVENUES
     -----------                       -------------         ------ --------------
                                                                    (IN THOUSANDS)
   1 Ancala Country Club.....   Scottsdale, Arizona            18      $   914
   2 Arrowhead Country Club..   Glendale, Arizona              18          598
   3 Canyon Oaks Country
      Club...................   Chico, California              18          454
   4 Escondido Country Club..   Escondido, California          18          606
   5 Monterey Country Club...   Palm Desert, California        27          811
   6 Palm Valley Country Club
      (2 Courses)............   Palm Desert, California        36        1,436
   7 SeaCliff Country Club...   Huntington Beach, California   18        1,414
   8 Spanish Hills Country
      Club...................   Camarillo, California          18          332
   9 Sunset Hills Country
      Club...................   Thousand Oaks, California      18        1,323
  10 Wood Ranch Golf Club....   Simi Valley, California        18        1,084
  11 Heather Ridge Country
      Club...................   Aurora, Colorado               18          331
  12 Pinery Country Club.....   Denver, Colorado               27          560
  13 Crescent Oaks Country
      Club...................   Clearwater, Florida            18           91
  14 Brookstone Golf &
      Country Club...........   Acworth, Georgia               18          553
  15 The Plantation Golf
      Club...................   Boise, Idaho                   18          267
  16 Eagle Brook Country
      Club...................   Geneva, Illinois               18          340
  17 Mission Hills Country
      Club...................   Northbrook, Illinois           18          825
  18 Highlands Golf & Supper
      Club...................   Hutchinson, Kansas             18           63
  19 Tallgrass Country Club..   Wichita, Kansas                18          249
  20 Shenandoah Country
      Club...................   Baton Rouge, Louisiana         18          131
  21 Stonebridge Country
      Club...................   New Orleans, Louisiana         27           35*
  22 Hunt Valley Golf Club...   Phoenix, Maryland              27        1,659
  23 Skyline Woods Country
      Club...................   Elkhorn, Nebraska              18          293*
  24 Tanoan Country Club.....   Albuquerque, New Mexico        27        1,318
  25 Brandywine Country
      Club...................   Maumee, Ohio                   27          689
  26 Oakhurst Country Club...   Grove City, Ohio               18          386
  27 Royal Oak Country Club..   Cincinnati, Ohio               18          365
  28 Meadowbrook Country
      Club...................   Tulsa, Oklahoma                18          335
  29 The Trails..............   Norman, Oklahoma               18          242
  30 Creekside Golf Club.....   Salem, Oregon                  18          624
  31 The Oregon Golf Club....   West Linn, Oregon              18        1,456
  32 Country Club of Hershey
      (2 Courses)............   Hershey, Pennsylvania          36          993

--------
* Sold in 1997

                                             LOCATION              NO. OF      1997
     COURSE NAME                          (CITY, STATE)            HOLES  RENT REVENUES
     -----------                          -------------            ------ --------------
                                                                          (IN THOUSANDS)
  33 Gettysvue Polo, Golf &
      Country Club...........   Knoxville, Tennessee                 18      $    61
  34 Berry Creek Country
      Club...................   Georgetown, Texas                    18          528
  35 Diamond Oaks Country
      Club...................   Fort Worth, Texas                    18          380
  36 Eldorado Country Club...   McKinney, Texas                      18          657
  37 Great Southwest Golf
      Club...................   Grand Prairie, Texas                 18          838
  38 Oakridge Country Club...   Garland, Texas                       18          368
  39 Sweetwater Country Club
      (2 Courses)............   Sugarland, Texas                     36        1,289
  40 Walden on Lake Houston
      Country Club...........   Humble, Texas                        18          371
  41 Willow Fork Country
      Club...................   Katy, Texas                          18          283
  42 Woodhaven Country Club..   Forth Worth, Texas                   18          212
  43 Bear Creek Country
      Club...................   Woodinville, Washington              18          850
                                                                             -------
     Total Private Club Courses..................................            $26,614
                                                                             =======

                        THE GOLF COURSES--RESORT COURSES

                                             LOCATION              NO. OF      1997
     COURSE NAME                          (CITY, STATE)            HOLES  RENT REVENUES
     -----------                          -------------            ------ --------------
                                                                          (IN THOUSANDS)
   1 London Bridge Golf Club
      (2 Courses)............   Lake Havasu City, Arizona            36      $   542
   2 Stonecreek Golf Course..   Phoenix, Arizona                     18          989
   3 Superstition Springs
      Golf Club..............   Mesa, Arizona                        18          801
   4 Tatum Ranch Golf Club...   Cave Creek, Arizona                  18        1,088
   5 The Legend at
      Arrowhead..............   Glendale, Arizona                    18          620
   6 Aptos Seascape Golf
      Course.................   Aptos, California                    18        1,454
   7 BlackLake Golf Course...   Nipomo, California                   18        1,132
   8 Arrowhead Golf Club.....   Littleton, Colorado                  18        1,075
   9 Las Vegas National Golf
      Club...................   Las Vegas, Nevada                    18        2,636
  10 Painted Desert Golf
      Course.................   Las Vegas, Nevada                    18          875
  11 Wildhorse Country Club..   Henderson, Nevada                    18        1,661
  12 Brigantine Golf Links...   Brigantine, New Jersey               18          384
  13 Carolina Shores Golf &
      Country Club...........   Calabash, North Carolina             18          679
  14 Colonial Charters Golf
      Course.................   Longs, South Carolina                18          494
  15 Port Royal Golf &
      Racquet Club
      (3 Courses)............   Hilton Head Island, South Carolina   54        2,197
  16 Shipyard Golf Club......   Hilton Head Island, South Carolina   27        1,043
  17 Pecan Valley Golf Club..   San Antonio, Texas                   18          496
                                                                             -------
     Total Resort Courses........................................            $18,166
                                                                             -------
     Total All Courses...........................................            $74,316
                                                                             =======

                    THE GOLF COURSES--OWNED BY JOINT VENTURE

                                             LOCATION      NO. OF   TYPE OF
     COURSE NAME                           (CITY, STATE)   HOLES     COURSE
     -----------                           -------------   ------ ------------
   1 Pumpkin Ridge Golf Club (Ghost
     Creek)............................  Cornelius, Oregon   18   Daily Fee
   2 Pumpkin Ridge Golf Club (Witch
     Hollow)...........................  Cornelius, Oregon   18   Private Club

CAPITAL IMPROVEMENTS

  Under the Leases, the lessees are required to maintain each Golf Course in good order, repair and appearance. For the Golf Courses acquired through January 5, 1998, the Company is required under the applicable Leases to pay for various remaining capital improvements totaling approximately
$10.2 million, which will be paid during the next two years. Any subsequent capital improvements are the responsibility of the lessees. However, during 1997, AGC requested that the Company provide additional funding of approximately $16.4 million in capital improvements intended to add value to the properties and reposition the facilities for enhanced revenue growth. The Independent Committee of the Company's Board of Directors approved such additional funding. The $16.4 million will be paid during the next two years. Upon the Company's funding of such capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the initial term of the Leases, the Company's investment in such improvements.

ITEM 3. LEGAL PROCEEDINGS

  Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Although neither the Company nor the predecessor owners of the Golf Courses are currently parties to any legal proceedings relating to the Golf Courses that would have a material adverse effect upon the Company's business or financial position, it is possible that in the future the Company could become a party to such proceedings. The lessees are a party to certain litigation relating to the Golf Courses arising in the ordinary course of operations. The lessees have advised the Company that they do not believe that such litigation, if resolved against the lessees, would have a material adverse effect upon their business or financial position. The Leases provide that the lessees are responsible for claims based on personal injury and property damage at the Golf Courses and require the lessees to maintain insurance for such purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

 a) Market Information

  The following table sets forth for periods shown the high and low sales price for the Company's Common Stock on the New York Stock Exchange and distributions declared.

                                                    HIGH    LOW     DISTRIBUTION
                                                   ------  ------   ------------
1997
  Fourth quarter.................................. $33.00  $30.3125     $.43
  Third quarter...................................  34.75   30.00        .43
  Second quarter..................................  34.75   28.50        .42
  First quarter...................................  32.875  29.875       .42
1996
  Fourth quarter.................................. $31.625 $27.875      $.42
  Third quarter...................................  28.25   24.75        .42
  Second quarter..................................  25.375  23.125       .41
  First quarter...................................  26.50   22.25        .41

 b) Holders

  The number of record holders of the Company's Common Stock was 743 as of January 5, 1998. The number of street name stockholders is estimated at 15,500.

 c) Distributions

  The Company paid distributions to stockholders of $1.69 per share in 1997, of which $1.49 represents ordinary income, $0.05 represents capital gains (20% tax rate) and $0.15 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share, $0.43 per share represents return of capital. In 1996, the Company paid distributions to stockholders of $1.65 per share, of which $1.45 represents ordinary income and $0.20 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share $0.46 per share represents return of capital. In order to maintain its qualification in 1997 and 1996 as a REIT for federal income tax purposes, the Company was required to make distributions to its stockholders of at least $1.38 and $1.25 per share, respectively. In addition, on January 9, 1998, the Company declared a quarterly distribution for the fourth quarter of 1997 of $0.43 per share to stockholders of record on January 30, 1998, which will be paid on February 13, 1998.

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

                                                                               GOLF PROPERTIES
                                  NATIONAL GOLF PROPERTIES, INC.                    GROUP
                         ----------------------------------------------------- ---------------
                               YEAR ENDED DECEMBER 31,           AUG. 18, 1993  JAN. 1, 1993
                         --------------------------------------     THROUGH        THROUGH
                           1997      1996      1995      1994    DEC. 31, 1993  AUG. 17, 1993
                         --------  --------  --------  --------  ------------- ---------------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS
 DATA:
Revenues
 Rent................... $ 74,316  $ 58,898  $ 45,931  $ 36,637     $10,787        $10,678
 Equity in income from
  joint venture.........      119       --        --        --          --             --
 Gain on sale of
  properties............      158     1,199     1,893       --          --             --
 Operating..............      --        --        --        --          --           4,708
 Other income...........      --        --        --        --           17            499
                         --------  --------  --------  --------     -------        -------
Total revenues..........   74,593    60,097    47,824    36,637      10,804         15,885
                         --------  --------  --------  --------     -------        -------
Expenses
 Operating..............      --        --        --        --          --           3,950
 Management fee.........      --        --        --        --          --           2,193
 General &
  administrative........    5,336     4,734     4,258     4,709       1,374            --
 Depreciation &
  amortization..........   24,758    19,124    14,027    10,413       3,384          4,661
                         --------  --------  --------  --------     -------        -------
Total expenses..........   30,094    23,858    18,285    15,122       4,758         10,804
                         --------  --------  --------  --------     -------        -------
 Interest expense.......  (19,810)  (14,067)   (8,793)   (2,212)       (335)        (4,627)
 Interest income........      364     2,110     4,144     3,459       1,584             24
 Gain on insurance
  proceeds..............    2,231       --        --        --          --             --
 Other income...........      521       238       114       194         --             --
                         --------  --------  --------  --------     -------        -------
Income before provision
 for taxes and minority
 interest...............   27,805    24,520    25,004    22,956       7,295            478
Provision for taxes.....     (223)     (256)     (352)     (368)       (158)           --
                         --------  --------  --------  --------     -------        -------
Income before minority
 interest...............   27,582    24,264    24,652    22,588       7,137            478
Minority interest.......  (12,003)  (10,852)  (11,366)  (10,712)     (3,317)           --
                         --------  --------  --------  --------     -------        -------
Net income.............. $ 15,579  $ 13,412  $ 13,286  $ 11,876     $ 3,820        $   478
                         ========  ========  ========  ========     =======        =======
Basic earnings per
 share.................. $   1.26  $   1.19  $   1.25  $   1.12     $  0.36            --
Weighted average number
 of shares..............   12,368    11,317    10,622    10,612      10,603            --
Diluted earnings per
 share.................. $   1.25  $   1.17  $   1.25  $   1.12     $  0.36            --
Weighted average number
 of shares..............   12,512    11,420    10,643    10,616      10,603            --

                                         NATIONAL GOLF PROPERTIES, INC.
                                  --------------------------------------------
                                                  DECEMBER 31,
                                  --------------------------------------------
                                    1997     1996     1995     1994     1993
                                  -------- -------- -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Real estate before accumulated
 depreciation.................... $601,882 $515,794 $362,068 $272,034 $166,410
Total assets.....................  535,314  469,945  347,967  275,071  222,739
Total debt.......................  299,032  230,590  144,983   66,441   12,666
Minority interest................   17,868   20,831   23,000   22,936   19,979
Stockholders' equity.............  213,029  215,390  177,907  183,136  181,997
Cash distributions declared per
 share...........................     1.70     1.66     1.61     1.49     0.51

                                                                               GOLF PROPERTIES
                                  NATIONAL GOLF PROPERTIES, INC.                    GROUP
                         ----------------------------------------------------- ---------------
                               YEAR ENDED DECEMBER 31,           AUG. 18, 1993  JAN. 1, 1993
                         --------------------------------------     THROUGH        THROUGH
                           1997      1996      1995      1994    DEC. 31, 1993  AUG. 17, 1993
                         --------  --------  --------  --------  ------------- ---------------
                                       (IN THOUSANDS, EXCEPT PROPERTY DATA)
OTHER DATA:
Company's funds from
 operations(1).......... $ 27,851  $ 23,215  $ 19,641  $ 17,209    $   5,587       $ 5,129
Cash flows from (used
 in):
 Operating activities...   55,576    44,217    36,383    34,241        9,282         6,649
 Investing activities...  (94,408)  (68,481)  (76,019)  (32,003)    (106,728)       (8,763)
 Financing activities...   29,306    28,399    42,639       (52)      99,346         1,188
Number of courses.......      123       114        81        71           51            47
Number of locations.....      112       104        72        63           46            42

--------
(1) The Company believes that to facilitate a clear understanding of the historical consolidated and combined operating results, funds from operations should be examined in conjunction with net income. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 1997, 1996, 1995 and 1994, and the period August 18, 1993 through December 31, 1993, and GPG's funds from operations for the period January 1, 1993 through August 17, 1993.

                                                                               GOLF PROPERTIES
                                    NATIONAL GOLF PROPERTIES, INC.                  GROUP
                             ------------------------------------------------- ---------------
                                                                        FOR THE PERIOD
                                                                 -----------------------------
                             FOR THE YEAR ENDED DECEMBER 31,     AUG. 18, 1993  JAN. 1, 1993
                             ----------------------------------     THROUGH        THROUGH
                              1997     1996     1995     1994    DEC. 31, 1993  AUG. 17, 1993
                             -------  -------  -------  -------  ------------- ---------------
                                                    (IN THOUSANDS)
   Net income..............  $15,579  $13,412  $13,286  $11,876     $ 3,820        $  478
   Minority interest.......   12,003   10,852   11,366   10,712       3,317           --
   Depreciation and
    amortization...........   24,883   19,124   14,027   10,413       3,384         4,661
   Gain on insurance
    proceeds...............   (2,231)     --       --       --          --            --
   Gain on sale of
    properties.............     (158)  (1,199)  (1,893)     --          --            --
   Excess land sales.......     (469)     --       --       --          --            --
   Write off of option
    payable................      --       --      (101)     --          --            --
   Discount on payoff of
    note payable...........      --       --       --      (175)        --            --
   Amortization--loan
    costs..................     (227)    (147)    (195)     (66)        (78)          (10)
   Depreciation--
    corporate..............      (69)     (47)     (43)     (31)         (3)          --
                             -------  -------  -------  -------     -------        ------
   Funds from operations...  $49,311  $41,995  $36,447  $32,729     $10,440        $5,129
   Company's share of funds
    from operations........    56.48%   55.28%   53.89%   52.58%      53.52%          100%
                             -------  -------  -------  -------     -------        ------
   Company's funds from
    operations.............  $27,851  $23,215  $19,641  $17,209     $ 5,587        $5,129
                             =======  =======  =======  =======     =======        ======

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

  The discussion of the results of operations compares the year ended December 31, 1997 with the year ended December 31, 1996 and the year ended December 31, 1996 with the year ended December 31, 1995.

RESULTS OF OPERATIONS

 Comparison of year ended December 31, 1997 to year ended December 31, 1996

  Net income increased by $2,167,000 to $15,579,000 for the year ended December 31, 1997 compared to $13,412,000 for the year ended December 31, 1996. The increase was primarily attributable to (i) an increase in rent revenues of approximately $15,418,000; (ii) an increase in general and administrative expenses of approximately $602,000; (iii) an increase in depreciation and amortization expense of approximately $5,634,000; (iv) a decrease in interest income from affiliates of approximately $1,683,000; (v) an increase in gain on insurance proceeds of approximately $2,231,000; and
(vi) an increase in interest expense of approximately $5,743,000.

  The increase in rent revenues is due to (i) the acquisition of nine golf course properties during 1997, which accounted for approximately $3,611,000 of the increase; (ii) a full year of rent in 1997 on 34 golf course properties acquired in 1996, which accounted for approximately $9,248,000 of the increase; (iii) an increase in base rent of approximately $1,212,000; and (iv) an increase in percentage rent of approximately $1,347,000. The increase in general and administrative expenses in 1997 was primarily due to (i) an increase in compensation expense resulting from the issuance of restricted stock and (ii) payments to be made to a former employee. The increase in depreciation and amortization expense is due to an increase in depreciation expense of approximately $5,696,000, which was offset by a decrease in amortization expense of approximately $62,000. The increase in depreciation expense is primarily due to (i) the acquisition of nine golf course properties during 1997, which accounted for approximately $1,810,000 of the increase and
(ii) a full year of depreciation expense in 1997 on 34 golf course properties acquired in 1996, which accounted for approximately $4,239,000 of the increase. The decrease in amortization expense is primarily due to certain covenants and loan costs becoming fully amortized.

  The decrease in interest income from affiliates is due to the retirement of the participating mortgage loans in 1996. The increase in gain on insurance proceeds is due to a fire completely destroying a clubhouse at one of the Golf Courses. The Company is applying the insurance proceeds to rebuild the clubhouse. The increase in interest expense was primarily attributable to (i) the issuance of $75 million of fixed-rate, unsecured notes in 1996 ($40 million in July and $35 million in December) and (ii) the increase in outstanding advances under the Company's $100 million credit facility.

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

  The decrease in interest income from affiliates is due to the retirement of the participating mortgage loans in 1996. The decrease in interest income is due to less available cash during the year because the Company purchased 35 golf courses for an aggregate initial investment of approximately $155 million. The increase in interest expense was primarily attributable to (i) the issuance of $50 million of fixed-rate, unsecured notes by the Operating Partnership in June 1995; (ii) the issuance of $75 million of fixed-rate, unsecured notes by the Operating Partnership in 1996 ($40 million in July and $35 million in December); and (iii) the increase in outstanding advances under the Company's $40 million credit facility.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1997, the Company had approximately $2.9 million in cash and investments, mortgage loans of approximately $2.2 million, mortgage indebtedness of approximately $30.2 million and unsecured indebtedness of approximately $268.8 million. The $299 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.81%. Of the $299 million of debt, $208 million is fixed-rate debt and is payable either quarterly or semi-annually and matures between 1999 and 2008.

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

  The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or initial capital improvement projects intended to add value to the property and reposition the facility for enhanced revenue growth. For the Golf Courses acquired through January 5, 1998, the Company is required under the Leases to pay for various remaining capital improvements totaling approximately $10.2 million, which will be paid during the next two years. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to the Company's expected standards in order to enhance revenue growth. Any subsequent capital improvements are the responsibility of the lessees. However, during 1997, AGC requested that the Company provide additional funding of approximately $16.4 million in capital improvements intended to add value to the properties and reposition the facilities for enhanced revenue growth. The

Independent Committee of the Company's Board of Directors approved such additional funding. The
$16.4 million will be paid during the next two years. Upon the Company's funding of the capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the initial term of the Leases, the Company's investment in such improvements.

  Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or OP Units as consideration for such purchases. The Company currently has a $100 million credit facility with a group of four commercial banks, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At December 31, 1997, such rate was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $86 million and $91 million under this credit facility as of January 5, 1998 and December 31, 1997, respectively. The Company may borrow additional funds or increase its credit facility to finance future acquisitions.

  In 1997, the Company purchased nine golf courses for an aggregate initial investment of approximately $79.2 million, which investment was financed by $14.5 million of cash from operations, $59.7 million of advances under the Company's credit facility and $5 million of notes payable. Also in 1997, the Company acquired a 50% general partner interest in Pumpkin Ridge for approximately $8.1 million, which investment was financed by advances under the Company's credit facility.

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

 Comparison of cash flow statement for year ended December 31, 1997 to year ended December 31, 1996

  Net cash provided by operating activities increased by $11,359,000 to $55,576,000 for the year ended December 31, 1997 compared to $44,217,000 for the year ended December 31, 1996. The increase was primarily attributable to an increase in rent revenues of approximately $15,418,000, which was offset by an increase in interest expense of approximately $5,743,000.

  Net cash used by investing activities increased by $25,927,000 to $94,408,000 for the year ended December 31, 1997 compared to $68,481,000 for the year ended December 31, 1996. The increase was primarily attributable to
(i) a decrease in proceeds from mortgage loans of approximately $24,740,000;
(ii) a decrease in purchase of property from affiliates of approximately $4,937,000; (iii) an increase in investment in joint venture of approximately $8,128,000; and (iv) an increase in proceeds from sale of properties and related assets of approximately $2,575,000.

  Net cash provided by financing activities increased by $907,000 to $29,306,000 for the year ended December 31, 1997 compared to $28,399,000 for the year ended December 31, 1996. The increase was primarily attributable to an increase in proceeds from stock options exercised of approximately $993,000.

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

  The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 1997, 1996 and 1995.

                                                        FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (IN THOUSANDS)
Net income........................................... $15,579  $13,412  $13,286
Minority interest....................................  12,003   10,852   11,366
Depreciation and amortization........................  24,883   19,124   14,027
Gain on insurance proceeds...........................  (2,231)     --       --
Gain on sale of properties...........................    (158)  (1,199)  (1,893)
Excess land sales....................................    (469)     --       --
Write off of option payable..........................     --       --      (101)
Amortization--loan costs.............................    (227)    (147)    (195)
Depreciation--corporate..............................     (69)     (47)     (43)
                                                      -------  -------  -------
Funds from operations................................ $49,311  $41,995  $36,447
Company's share of funds from operations.............   56.48%   55.28%   53.89%
                                                      -------  -------  -------
Company's funds from operations...................... $27,851  $23,215  $19,641
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

 Comparison of funds from operations for year ended December 31, 1997 to year ended December 31, 1996

  Funds from operations increased by $7,316,000 to $49,311,000 for the year ended December 31, 1997 compared to $41,995,000 for the year ended December 31, 1996. The increase was primarily attributable to an increase in rent revenues of approximately $15,418,000, which was offset by an increase in interest expense of approximately $5,743,000.

 Comparison of funds from operations for year ended December 31, 1996 to year ended December 31, 1995

  Funds from operations increased by $5,548,000 to $41,995,000 for the year ended December 31, 1996 compared to $36,447,000 for the year ended December 31, 1995. The increase was primarily attributable to an increase in rent revenues of approximately $12,967,000, which was offset by an increase in interest expense of approximately $5,274,000.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Golf Properties, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 4, 1998

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Property
  Land..................................................... $ 72,339  $ 63,049
  Buildings................................................  181,571   147,678
  Ground improvements......................................  301,814   263,803
  Furniture, fixtures and equipment........................   35,589    30,531
  Construction in progress.................................   10,569    10,733
                                                            --------  --------
                                                             601,882   515,794
  Less: accumulated depreciation...........................  (94,872)  (73,031)
                                                            --------  --------
    Net property...........................................  507,010   442,763
Cash and cash equivalents..................................    1,698    11,224
Investments................................................    1,215       286
Mortgage notes receivable..................................    2,200     2,971
Investment in joint venture................................    8,004       --
Due from affiliate.........................................    4,524       --
Other assets, net..........................................   10,663    12,701
                                                            --------  --------
    Total assets........................................... $535,314  $469,945
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable.............................................. $299,032  $229,949
Accounts payable and other liabilities.....................    5,385     3,134
Due to affiliate...........................................      --        641
                                                            --------  --------
    Total liabilities......................................  304,417   233,724
                                                            --------  --------
Minority interest..........................................   17,868    20,831
                                                            --------  --------
Commitments and contingencies (Note 7)
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized--none issued.................................      --        --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 12,408,195 and 12,303,720 shares issued and
   outstanding at December 31, 1997 and 1996,
   respectively............................................      124       123
  Additional paid in capital...............................  217,361   219,985
  Accumulated deficit......................................   (1,360)   (1,360)
  Unamortized restricted stock compensation................   (3,096)   (3,358)
                                                            --------  --------
    Total stockholders' equity.............................  213,029   215,390
                                                            --------  --------
    Total liabilities and stockholders' equity............. $535,314  $469,945
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
Revenues:
  Rent from affiliate........................... $ 71,087  $ 57,291  $ 45,339
  Rent..........................................    3,229     1,607       592
  Equity in income from joint venture...........      119       --        --
  Gain on sale of properties....................      158     1,199     1,893
                                                 --------  --------  --------
    Total revenues..............................   74,593    60,097    47,824
                                                 --------  --------  --------
Expenses:
  General and administrative....................    5,336     4,734     4,258
  Depreciation and amortization.................   24,758    19,124    14,027
                                                 --------  --------  --------
    Total expenses..............................   30,094    23,858    18,285
                                                 --------  --------  --------
  Operating income..............................   44,499    36,239    29,539
Other income (expense):
  Interest income from affiliates...............      --      1,683     2,884
  Interest income...............................      364       427     1,260
  Gain on insurance proceeds....................    2,231       --        --
  Other income..................................      521       238       114
  Interest expense..............................  (19,810)  (14,067)   (8,793)
                                                 --------  --------  --------
Income before provision for taxes and minority
 interest.......................................   27,805    24,520    25,004
Provision for taxes.............................     (223)     (256)     (352)
                                                 --------  --------  --------
Income before minority interest.................   27,582    24,264    24,652
Income applicable to minority interest..........  (12,003)  (10,852)  (11,366)
                                                 --------  --------  --------
Net income...................................... $ 15,579  $ 13,412  $ 13,286
                                                 ========  ========  ========
Basic earnings per share........................ $   1.26  $   1.19  $   1.25
Weighted average number of shares...............   12,368    11,317    10,622
Diluted earnings per share...................... $   1.25  $   1.17  $   1.25
Weighted average number of shares...............   12,512    11,420    10,643

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                            ADDITIONAL             UNAMORTIZED
                         NUMBER OF   COMMON  PAID IN   ACCUMULATED RESTRICTED
                           SHARES    STOCK   CAPITAL     DEFICIT      STOCK     TOTAL
                         ----------  ------ ---------- ----------- ----------- --------
Balance at December 31,
 1994................... 10,621,975   $106   $187,902   $ (1,360)    $(3,512)  $183,136
 Amortization of
  restricted stock......        --     --         --         --          943        943
 Reduction for minority
  interest..............        --     --      (2,558)       --          --      (2,558)
 Distributions paid
  ($1.59 per share).....        --     --      (3,614)   (13,286)        --     (16,900)
 Net income.............        --     --         --      13,286         --      13,286
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1995................... 10,621,975    106    181,730     (1,360)     (2,569)   177,907
 Amortization of
  restricted stock......        --     --         --         --        1,089      1,089
 Issuance of stock
  for acquisitions......  1,577,820     16     40,771        --          --      40,787
 Issuance of restricted
  stock.................     82,000      1      1,878        --       (1,878)         1
 Exercise of stock
  options...............     21,925    --         446        --          --         446
 Distributions paid
  ($1.65 per share).....        --     --      (4,840)   (13,412)        --     (18,252)
 Net income.............        --     --         --      13,412         --      13,412
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1996................... 12,303,720    123    219,985     (1,360)     (3,358)   215,390
 Amortization of
  restricted stock......        --     --         --         --        1,532      1,532
 Issuance of restricted
  stock.................     52,000    --       1,840        --       (1,840)       --
 Forfeiture of
  restricted stock......    (20,000)   --        (570)       --          570        --
 Exercise of stock
  options...............     72,475      1      1,438        --          --       1,439
 Distributions paid
  ($1.69 per share).....        --     --      (5,332)   (15,579)        --     (20,911)
 Net income.............        --     --         --      15,579         --      15,579
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1997................... 12,408,195   $124   $217,361   $ (1,360)    $(3,096)  $213,029
                         ==========   ====   ========   ========     =======   ========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                                ------------------------------
                                                  1997      1996       1995
                                                --------  ---------  ---------
Cash flows from operating activities:
 Net income.................................... $ 15,579  $  13,412  $  13,286
 Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization................   24,758     19,124     14,027
  Amortization of restricted stock.............    1,532      1,089        943
  Minority interest in earnings................   12,003     10,852     11,366
  Distributions from joint venture, net of
   equity in income............................      124        --         --
  Gain on insurance proceeds...................   (2,231)       --         --
  Gain on sale of properties...................     (158)    (1,199)    (1,893)
  Other adjustments............................       71          5       (101)
  Changes in assets and liabilities:
   Other assets................................    1,863       (591)       122
   Accounts payable and other liabilities......    2,480        866       (478)
   Due from/to affiliate.......................     (445)       659       (889)
                                                --------  ---------  ---------
    Net cash provided by operating activities..   55,576     44,217     36,383
                                                --------  ---------  ---------
Cash flows from investing activities:
 Purchase of held-to-maturity securities.......      --         --    (402,910)
 Proceeds from sale of held-to-maturity
  securities...................................      --         --     412,870
 Purchase of available-for-sale securities.....   (7,623)    (5,644)   (22,620)
 Proceeds from sale of available-for-sale
  securities...................................    6,694      6,167     21,811
 Proceeds from mortgage notes receivable.......      732     25,472        --
 Purchase of property and related assets.......  (89,487)   (90,368)   (85,165)
 Purchase of property and related assets from
  affiliates...................................      --      (4,937)       --
 Investment in joint venture...................   (8,128)       --         --
 Proceeds from sale of properties and related
  assets.......................................    3,404        829        --
 Payments for covenants not to compete.........      --         --          (5)
                                                --------  ---------  ---------
    Net cash used by investing activities......  (94,408)   (68,481)   (76,019)
                                                --------  ---------  ---------
Cash flows from financing activities:
 Principal payments on notes payable...........  (83,300)  (111,952)   (14,159)
 Proceeds from notes payable...................  147,150    173,299     88,500
 Loan costs....................................     (106)      (530)      (940)
 Repurchase of OP Units........................      --        (116)       --
 Proceeds from stock options exercised.........    1,439        446        --
 Cash distributions............................  (20,911)   (18,252)   (16,902)
 Limited partners' cash distributions..........  (14,966)   (14,496)   (13,860)
                                                --------  ---------  ---------
    Net cash provided by financing activities..   29,306     28,399     42,639
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................   (9,526)     4,135      3,003
Cash and cash equivalents at beginning of
 period........................................   11,224      7,089      4,086
                                                --------  ---------  ---------
Cash and cash equivalents at end of period..... $  1,698  $  11,224  $   7,089
                                                ========  =========  =========
Supplemental cash flow information:
 Interest paid................................. $ 18,729  $  13,646  $   8,503
 Taxes paid....................................      261        265        386

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a) Organization

  National Golf Properties, Inc. (the "Company") commenced operations effective with the completion of its initial public stock offering (the "Offering") of common stock (the "Common Stock"), on August 18, 1993. The Company acquires and owns golf courses located throughout the United States. At December 31, 1997, the Company leased all but five of its golf courses to American Golf Corporation ("AGC") pursuant to long-term triple net leases (the "Leases"). David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 5.4% of the Company's outstanding Common Stock and approximately 38.4% of National Golf Operating Partnership, L.P. (the "Operating Partnership") and a controlling interest in AGC. The Company owns substantially all of the golf courses through its 58.4% general partner interest in the Operating Partnership. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Royal Golf owns four golf courses on Hilton Head Island, South Carolina. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

  In conjunction with the formation of the Company and the Operating Partnership, the partners of the entities transferring their interest in the initial portfolio of golf courses (the "Initial Golf Courses") to the Operating Partnership became limited partners in the Operating Partnership (the "OP Limited Partners") and received units of limited partnership interest in the Operating Partnership (the "OP Units"). Their interest in the Initial Golf Courses were carried over to the Operating Partnership on a historical cost basis similar to pooling of interest accounting and became part of the beginning balance of minority interest. Minority interest is adjusted for the OP Limited Partners' proportionate share of net income of the Company and any additional contributions or distributions to the OP Limited Partners.

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

  In order for the Company to maintain its qualification as a REIT, not more than 50% in value of its Common Stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of preserving the Company's REIT qualification, the Certificate of Incorporation prohibits direct or constructive ownership of more than 9.8% of the Common Stock by any person. Thus, although an OP Unit is convertible into a share of Common Stock, the conversion of the majority of the OP Units owned by David G. Price is restricted by the Company and the ownership limitations in order to preserve its REIT status.

  The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

 b) Cash Equivalents

  The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents with cost approximating market.

 c) Investments

  Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities not classified as either held-to-maturity securities or bought and held principally for the purpose of selling them in the near term are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Cost of investments sold is determined on the average cost method.

                        NATIONAL GOLF PROPERTIES, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 d) Concentration of Credit Risk

  Concentration of credit risk with respect to the Company's portfolio of 123 golf courses is limited due to the golf courses being geographically diversified and located in 26 states. The distribution of the golf courses reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic and climatic influences. As of December 31, 1997, the Company had no significant concentration of credit risk.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 1997 and 1996, the Company had cash accounts in excess of FDIC insured limits.

 e) Property

  Property is carried at the lower of cost or net realizable value. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

   Buildings......................................................      30 years
   Ground improvements............................................      20 years
   Furniture, fixtures & equipment................................ 3 to 10 years

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

 f) Income Taxes

  The Company qualifies as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. The Company paid distributions to stockholders of $1.69 per share in 1997, of which $1.49 represents ordinary income, $0.05 represents capital gains (20% tax rate) and $0.15 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share, $0.43 per share represents return of capital. In addition, on January 9, 1998, the Company declared a quarterly distribution for the fourth quarter of 1997 of $0.43 per share to stockholders of record on January 30, 1998, which will be paid on February 13, 1998. The Company may be subject to federal alternative minimum tax in 1997. The Company is also subject to state income and franchise taxes in certain states in which it operates. Therefore, a tax provision has been reflected for these income, franchise, and alternative minimum taxes.

 g) Revenue Recognition

  The Company recognizes rental revenue on an accrual basis over the terms of the Leases.

                        NATIONAL GOLF PROPERTIES, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 h) Intangible Assets

  Included in other assets are intangible assets which consist of covenants not to compete, goodwill and other intangibles. Intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis. The covenants are amortized over their contractual lives which range from three to 30 years. Goodwill, arising from golf course acquisitions, is amortized over the life of the Leases (15 to 20 years). Other intangibles are amortized over periods from one to ten years. The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. Management believes no permanent impairment in the carrying value of its intangible assets has occurred. Accumulated amortization at December 31, 1997 and 1996, was approximately $4,318,000 and $4,310,000, respectively.

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

 j) Fair Value of Financial Instruments

  To meet the reporting requirements of Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

 k) Earnings Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." It is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

                        NATIONAL GOLF PROPERTIES, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

 k) Earnings Per Share--(Continued)

  The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options. The incremental shares for the years ended December 31, 1997, 1996 and 1995 were 143,697, 103,365 and 20,816, respectively.

 l) Accounting for Stock--Based Compensation

  The Company measures compensation cost for their plans using the accounting principles prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma disclosures of net income, basic earnings per share and diluted earnings per share as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied, have been disclosed.

 m) Year 2000

  There is no material impact anticipated to the Company's earnings per share, financial condition, or results of operations due to upgrading the Company's computer systems for the year 2000.

(2) PROPERTY ACQUISITIONS AND SALES

  In 1997, the Company purchased nine golf courses for an aggregate initial investment of approximately $79.2 million. The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses, except for Spanish Hills, are leased to AGC pursuant to long-term triple net leases. Spanish Hills is leased to Camarillo Golf, LLC pursuant to a long-term triple net lease. Camarillo Golf, LLC subleases Spanish Hills to AGC.

   ACQUISITION                                                                INITIAL
      DATE                   COURSE NAME                   LOCATION          INVESTMENT
   -----------               -----------                   --------        --------------
                                                                           (IN THOUSANDS)
      1/2/97     Stonecreek Golf Course              Phoenix, Arizona         $ 9,447
     1/10/97     Tamarack Golf Club                  Naperville, Illinois       5,393
     4/10/97     Baymeadows Golf Club                Jacksonville, Florida      4,563
      5/1/97     The Golf Club at Bradshaw Farm      Woodstock, Georgia         6,603
     7/31/97     Longwood Golf Club                  Houston, Texas             9,706
     8/12/97     Eagle Brook Country Club            Geneva, Illinois          10,440
    10/10/97     Gettysvue Polo, Golf & Country Club Knoxville, Tennessee       6,303
    10/17/97     Oakhurst Country Club               Clayton, California        9,665
    10/24/97     Spanish Hills Country Club          Camarillo, California     17,051
                                                                              -------
                 Total Initial Investment.................................    $79,171
                                                                              =======

  On May 23, 1997, the Company sold Stonebridge Country Club in New Orleans, Louisiana for cash of approximately $1.1 million. The Company recognized a gain of approximately $156,000.

  On September 12, 1997, the Company sold Skyline Woods Country Club in Elkhorn, Nebraska for cash of $2.5 million. The Company recognized a gain of $2,000.

  The Company recognized a gain on insurance proceeds of approximately $2,231,000 due to a fire completely destroying a clubhouse at one of the Golf Courses. The Company is applying the insurance proceeds to rebuild the clubhouse.

                        NATIONAL GOLF PROPERTIES, INC.

(3) INVESTMENTS

                                       DECEMBER 31,
                                 -------------------------
                                     1997         1996
                                 ------------- -----------
                                  COST  MARKET COST MARKET MATURITY
                                 ------ ------ ---- ------ --------
                                      (IN THOUSANDS)
   Available-for-sale
    securities:
     Commercial Paper..........  $  --  $  --  $ 86  $ 86   1/1997
     Corporate Note............     --     --   200   200   3/1997
     Commercial Paper..........     107    107  --    --    1/1998
     Corporate Note............     200    200  --    --    1/1998
     U.S. Government and Agency
      Obligation...............     908    908  --    --    1/1998
                                 ------ ------ ----  ----
       Total...................  $1,215 $1,215 $286  $286
                                 ====== ====== ====  ====

  In 1997 and 1996, available-for-sale securities were sold resulting in proceeds of $6,694,000 and $6,167,000, respectively. There were no gross realized gains or losses in 1997 and 1996.

(4) MORTGAGE NOTES RECEIVABLE

  The Company had fixed-term options to acquire four golf courses (the "Option Golf Courses") in exchange for OP Units. The Operating Partnership made participating mortgage loans of approximately $25.2 million at the time of the Offering (the "Participating Mortgage Loans") to David G. Price and one of his affiliates (the other partner in the affiliate is Richard C. Price, the President of the Company at the time the Participating Mortgage Loans were made) that owned the Option Golf Courses and were collateralized by first mortgage liens on such Option Golf Courses. Interest was payable monthly and the interest rate for 1996 was 9.28%. During 1996, the Participating Mortgage Loans were paid off and the Company exercised the options on the Option Golf Courses.

  On March 13, 1995, the Company sold Hidden Hills Country Club in Stone Mountain, Georgia for approximately $3.2 million. The Company provided seller financing in the form of a mortgage loan in the amount of $2.2 million at an initial interest rate of 11% per annum and a maturity date of March 2000 (the "Hidden Hills Mortgage"). Interest income from the Hidden Hills Mortgage for the years ended December 31, 1997, 1996 and 1995 was $242,000, $242,000 and
approximately $194,000, respectively.

  On January 19, 1996, the Company sold Wootton Bassett Golf Club in Wiltshire, United Kingdom for approximately $2 million. The Company provided seller financing in the form of a mortgage loan in the amount of approximately $900,000 at an interest rate of 6% per annum and a maturity date of January 1999 (the "Wootton Bassett Mortgage"). Interest income from the Wootton Bassett Mortgage for the years ended December 31, 1997 and 1996 was approximately $8,000 and $47,000, respectively. In April 1997, the Wootton Bassett Mortgage was paid in full.

  The market value of mortgage notes receivable at December 31, 1997 and 1996 is estimated to be approximately $2,409,000 and $3,200,000, respectively, based on current interest rates for comparable loans.

                        NATIONAL GOLF PROPERTIES, INC.

(5) INVESTMENT IN JOINT VENTURE

  On September 8, 1997, the Operating Partnership acquired a 50% general partner interest in Pumpkin Ridge Joint Venture ("Pumpkin Ridge") for approximately $8.1 million. Pumpkin Ridge owns two golf courses in Cornelius, Oregon. The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting. The aforementioned golf courses are leased to AGC pursuant to a long-term triple net lease.

(6) NOTES PAYABLE

  Notes payable consist of the following:

                                                       DECEMBER 31,
                              INTEREST   INTEREST    -----------------
    TYPE OF COLLATERAL          RATE      PAYMENT      1997     1996   MATURITY
    ------------------        -------- ------------- -------- -------- --------
                                                      (IN THOUSANDS)
   Uncollateralized note.....   7.43%     Monthly    $    --  $  5,500  1/1997
   Uncollateralized note.....   7.64%     Monthly         --     6,240  1/1997
   Uncollateralized note.....   7.73%     Monthly         --     3,850  1/1997
   Uncollateralized note.....   8.25%     Monthly         --     9,300  1/1997
   Collateralized note.......                             --        50  5/1997
   Uncollateralized note.....   6.88%     Monthly      17,000      --   1/1998
   Uncollateralized note.....   6.92%     Monthly       5,000      --   1/1998
   Uncollateralized note.....   6.95%     Monthly      33,000      --   1/1998
   Uncollateralized note.....   7.01%     Monthly       5,500      --   1/1998
   Uncollateralized note.....   7.12%     Monthly       9,500      --   1/1998
   Uncollateralized note.....   7.13%     Monthly      10,000      --   1/1998
   Uncollateralized note.....   8.50%    Quarterly      7,000      --   1/1998
   Uncollateralized note.....   6.88%                   4,000      --   2/1998
   Collateralized note.......   5.50%    Quarterly      4,500    4,500  2/1999
   Collateralized note.......                           1,447      --   8/2000
   Collateralized note.......   5.50%    Quarterly        646      809  5/2001
   Collateralized note.......   6.60%    Quarterly     20,000   20,000  7/2001
   Collateralized note.......                           3,587      --  10/2004
   Uncollateralized notes....   8.68%  Semi-annually   48,705   50,000 12/2004
   Uncollateralized notes....   8.73%  Semi-annually   49,369   50,000  6/2005
   Uncollateralized notes....   7.90%  Semi-annually   40,000   40,000  6/2006
   Uncollateralized note.....                           2,779    2,579  7/2006
   Uncollateralized notes....   8.00%  Semi-annually   35,000   35,000 12/2006
   Uncollateralized note.....   8.00%    Quarterly      1,999    2,121  1/2008
                                                     -------- --------
                                                     $299,032 $229,949
                                                     ======== ========

                        NATIONAL GOLF PROPERTIES, INC.

(6) NOTES PAYABLE--(CONTINUED)

  The following is a schedule of maturities on notes payable for the next five years ending December 31 and in total thereafter:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   1998..........................................................    $  3,059
   1999..........................................................       9,918
   2000..........................................................       8,486
   2001..........................................................      26,013
   2002..........................................................      98,145
   Thereafter....................................................     153,411
                                                                     --------
                                                                     $299,032
                                                                     ========

  The note agreements contain, among other things, covenants restricting the sale of property and certain financial ratios and reporting requirements.

  The Company currently has a $100 million credit facility with a group of four commercial banks, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At December 31, 1997, such rate was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $91 million under this credit facility as of December 31, 1997. The Company intends to roll over the advances due in 1998 to a future period.

  In connection with the purchase of Eagle Brook Country Club, the Company entered into a three year collateralized note for $1.5 million with the seller of the property. During the first year of the note, no interest shall be paid or accrued on the outstanding principal balance. Thereafter, interest shall accrue on the outstanding principal balance at the rate of 6% per annum. The interest rate used to discount the note is 6%. The discount is being amortized over the first year of the note using the effective interest method. The discounted note balance at December 31, 1997 was approximately $1,447,000. The unamortized discount balance at December 31, 1997 was approximately $53,000.

  In connection with the purchase of Gettysvue Polo, Golf & Country Club, the Company entered into a seven-year, interest bearing, collateralized note for $3,750,000 with the seller of the property. During the first year of the note, no interest shall be paid or accrued on the outstanding principal balance. For years two through four, the interest rate is 6% per annum. For years five through seven, the interest rate is 8% per annum. The interest rate used to discount the note is 6%. The discount is being amortized over the first year of the note using the effective interest method. The discounted note balance at December 31, 1997 was approximately $3,587,000. The unamortized discount balance at December 31, 1997 was approximately $163,000.

  In 1996, the Operating Partnership placed $75 million of fixed-rate, uncollateralized notes due 2006 with a group of institutional investors. The notes were issued in two series. The first note series in the amount of $40 million was issued in July 1996 with a fixed interest rate of 7.9%, and the second note series in the amount of $35 million was issued in December 1996 with a fixed interest rate of 8%. The Operating Partnership applied the net proceeds from the $75 million notes to repay bank debt and to partially finance the acquisition of two golf courses.

                        NATIONAL GOLF PROPERTIES, INC.

(6) NOTES PAYABLE--(CONTINUED)

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

  In connection with the combined purchase of Monterey Country Club and Palm Valley Country Club, the Company entered into an eleven-year, non-interest bearing, uncollateralized note for $4,000,000 with the seller of the properties. Based on the borrowing rates available to the Company for debt with similar terms and average maturities, the interest rate used to discount the note is 7.75%. The discount is being amortized over the life of the loan using the effective interest method. The discounted note balance at December 31, 1997 was approximately $2,779,000. The unamortized discount balance at December 31, 1997 was approximately $1,221,000.

  An OP Limited Partner, who owns or controls 75,003 OP Units, is the holder of a promissory note for approximately $2 million that the Company assumed at the time of the Offering in connection with the Company's acquisition of four golf courses from a corporation that previously had been 50% owned by such OP Limited Partner. The interest rate is 8% per annum with a maturity date in January 2008. The Company made interest payments in 1997 and 1996 of approximately $166,000 and $175,000, respectively.

  The market value of notes payable at December 31, 1997 and 1996 is estimated to be approximately $310,830,000 and $235,095,000, respectively, based on current interest rates for comparable loans. The net book value at December 31, 1997 of the assets collateralizing the notes payable is $59.7 million.

(7) COMMITMENTS AND CONTINGENCIES

  The Company is required under the Leases to pay for various remaining capital improvements totaling approximately $10.2 million, which will be paid during the next two years. Any subsequent capital improvements to these golf courses are the responsibility of the Lessees. However, during 1997, AGC requested that the Company provide additional funding of approximately $16.4 million in capital improvements intended to add value to the properties and reposition the facilities for enhanced revenue growth. The Independent Committee of the Company's Board of Directors approved such additional funding. The $16.4 million will be paid during the next two years.

  In addition, the Company leases the land associated with Bear Creek Golf World from a local municipality pursuant to a ground lease. At December 31, 1997, there was a net book value of approximately $2,954,000 of improvements at this property included in buildings, ground improvements and furniture, fixtures and equipment on the balance sheet. At the termination of the lease in June 2022, all fixed improvements are surrendered to the local municipality. Under the terms of the ground lease, the Company remits a percentage of the green fees and net profits from the sale of food and beverages to the local municipality. For the years ended December 31, 1997, 1996 and 1995, the ground lease expense was approximately $413,000, $351,000, and $369,000, respectively.

  Also, the Company leases approximately 14 acres of land associated with Mesquite Golf & Country Club from various landowners. The leases for this property expire between 2041 and 2043. AGC, as the lessee under the Lease, is required to make all ground lease payments.

                        NATIONAL GOLF PROPERTIES, INC.

(8) LEASE RENTAL AGREEMENTS

  Future minimum rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                      AMOUNT
                                                                  --------------
                                                                  (IN THOUSANDS)
   1998..........................................................   $   74,690
   1999..........................................................       74,690
   2000..........................................................       74,690
   2001..........................................................       74,690
   2002..........................................................       74,690
   Thereafter....................................................      649,992
                                                                    ----------
                                                                    $1,023,442
                                                                    ==========

  The minimum rent for the first year for each golf course under the Leases is initially set at a fixed amount. Thereafter, with respect to the Leases for the Initial Golf Courses, minimum rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these Leases, percentage rent is paid to the Company each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount plus 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. Course Revenue is generally defined in the Leases to include all revenue received from the operation of the applicable golf course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. Other Revenue is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. AGC has options to extend the term of each lease for one to three five-year terms. Generally, for the Leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or
(b) a specified percentage of Course Revenue and Other Revenue. The minimum base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. Percentage rent income for the years ended December 31, 1997, 1996 and 1995 was approximately $5,920,000, $4,289,000, and $3,731,000, respectively.

(9) STOCK OPTIONS AND AWARDS

  The Company has established the 1993 Stock Incentive Plan (the "1993 Plan") and the 1997 Equity Participation Plan (the "1997 Plan"), under which executive officers and other key employees of the Company and AGC may be granted stock options or restricted stock. Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the 1993 Plan and 1997 Plan, for the Company's executive officers. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest 20% per year over a five year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the five year vesting period. Such expense amounted to approximately $1,532,000, $1,089,000, and $943,000, for the years ended December 31, 1997,
1996, and 1995, respectively.

                        NATIONAL GOLF PROPERTIES, INC.

(9) STOCK OPTIONS AND AWARDS--(CONTINUED)

  Stock options vest at 25% per year over four years and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1993 Plan for the years ended December 31, 1997, 1996 and 1995:

                                                   NUMBER OF WEIGHTED AVERAGE
                                NUMBER OF SHARES-- SHARES--  OPTION EXERCISE
                                 RESTRICTED STOCK   OPTIONS       PRICE
                                ------------------ --------- ----------------
   Outstanding at December 31,
    1994.......................      189,500        518,400       $20.32
     Vested....................      (46,500)           --           --
     Cancelled.................          --         (17,300)       20.38
                                     -------        -------       ------
   Outstanding at December 31,
    1995.......................      143,000        501,100       $20.32
     Granted...................       70,000         40,000        25.88
     Vested....................      (46,500)           --           --
     Cancelled.................          --         (34,075)       21.70
     Exercised.................          --         (21,925)       20.38
                                     -------        -------       ------
   Outstanding at December 31,
    1996.......................      166,500        485,100       $20.68
     Granted...................       50,000            --           --
     Vested....................      (56,500)           --           --
     Forfeited.................      (20,000)       (20,000)       25.88
     Cancelled.................          --             --           --
     Exercised.................          --         (72,475)       19.86
                                     -------        -------       ------
   Outstanding at December 31,
    1997.......................      140,000        392,625       $20.57
                                     =======        =======       ======

                                                                WEIGHTED AVERAGE
                                                      NUMBER OF OPTION EXERCISE
                                                       SHARES        PRICE
                                                      --------- ----------------
   Options exercisable at:
     December 31, 1997...............................  371,375       $20.44
     December 31, 1996...............................  327,575       $20.23
     December 31, 1995...............................  236,800       $20.30

  The range of exercise prices for the options outstanding at December 31, 1997 is $18.50 through $25.875 with a weighted average remaining contractual life of 5.9 years. The range of exercise prices for options exercisable at December 31, 1997 is $18.50 through $25.875 with a weighted average remaining contractual life of 5.7 years.

  As of December 31, 1997, a total of 780,475 additional shares remain unissued under the 1993 Plan. There were 1,600,000 shares originally reserved for issuance under the 1993 Plan. When the 1997 Plan was established, the 1993 Plan was terminated regarding future grants of restricted stock and stock options.

                        NATIONAL GOLF PROPERTIES, INC.

(9) STOCK OPTIONS AND AWARDS--(CONTINUED)

  The following table summarizes the stock option transactions pursuant to the 1997 Plan for the year ended December 31, 1997:

                                                                        WEIGHTED
                                                                NUMBER  AVERAGE
                                                                  OF     OPTION
                                                                SHARES  EXERCISE
                                                                OPTIONS  PRICE
                                                                ------- --------
   Granted..................................................... 22,500   $30.06
                                                                ------   ------
   Outstanding at December 31, 1997............................ 22,500   $30.06
                                                                ======   ======

  The exercise price for the options outstanding at December 31, 1997 is $30.06 with a remaining contractual life of 9.8 years.

  As of December 31, 1997, a total of 777,500 additional shares remain reserved for issuance under the 1997 Plan. There were 800,000 shares originally reserved for issuance under the 1997 Plan.

  The Company also has adopted the 1995 Independent Director Equity Participation Plan, pursuant to which directors of the Company may be granted stock options and restricted stock. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest at the earlier of (i) the fifth anniversary of the date of grant or (ii) the directors' normal retirement at or after age 65. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Stock options vest on the first anniversary of the date on which the option was granted and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the Company's 1995 Independent Director Equity Participation Plan for the years ended December 31, 1997 and 1996:

                                                    NUMBER OF WEIGHTED AVERAGE
                                 NUMBER OF SHARES-- SHARES--  OPTION EXERCISE
                                  RESTRICTED STOCK   OPTIONS       PRICE
                                 ------------------ --------- ----------------
   Granted......................       12,000        24,000        $23.42
                                       ------        ------        ------
   Outstanding at December 31,
    1996........................       12,000        24,000        $23.42
   Granted......................        2,000         8,000         31.50
                                       ------        ------        ------
   Outstanding at December 31,
    1997........................       14,000        32,000        $25.44
                                       ======        ======        ======

                                                                WEIGHTED AVERAGE
                                                      NUMBER OF OPTION EXERCISE
                                                       SHARES        PRICE
                                                      --------- ----------------
   Options exercisable at:
     December 31, 1997...............................  24,000        $23.42
     December 31, 1996...............................  16,000        $20.94

  The range of exercise prices for the options outstanding at December 31, 1997 is $19.75 through $31.50 with a weighted average remaining contractual life of 8.5 years. The range of exercise prices for options exercisable at December 31, 1997 is $19.75 through $28.375 with a weighted average remaining contractual life of 8 years.

  As of December 31, 1997, a total of 102,000 shares remain reserved for issuance under the 1995 Independent Director Equity Participation Plan. There were 148,000 shares originally reserved for issuance under the 1995 Independent Director Equity Participation Plan.

                        NATIONAL GOLF PROPERTIES, INC.

(9) STOCK OPTIONS AND AWARDS--(CONTINUED)

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     FOR THE YEAR ENDED
                                                        DECEMBER 31,
                                              ---------------------------------
                                                    1997             1996
                                              ---------------- ----------------
                                              (IN THOUSANDS, EXCEPT PER SHARE)
   Net income, as reported...................     $15,579          $13,412
   Net income, pro forma.....................     $15,501          $13,387
   Basic earnings per share, as reported.....     $  1.26          $  1.19
   Basic earnings per share, pro forma.......     $  1.25          $  1.18
   Diluted earnings per share, as reported...     $  1.25          $  1.17
   Diluted earnings per share, pro forma.....     $  1.24          $  1.17

  The weighted average fair value of options granted during 1997 and 1996 are $7.10 and $6.23, respectively. The fair value of each option grant issued in 1997 and 1996 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 1.6% in 1997 and 1.3% in 1996, (b) expected volatility of the Company's stock of 21.5% in 1997 and 19.6% in 1996, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of four years for options granted in 1997 and 1996.

(10) 401(k) PLAN

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

  For the years ended December 31, 1997, 1996 and 1995 the Company's contributions to the 401(k) Plan were approximately $21,000, $14,000, and $13,000, respectively.

(11) DEFERRED COMPENSATION PLAN

  During 1997, the Company established a non-qualified deferred compensation plan under which key executives of the Company may elect to defer receiving up to 100% of their compensation in any one year until a later year. The participants' contributions to the deferred compensation plan were invested in the Company's Common Stock or additional investment options. The assets and income from the deferred compensation trust are recorded on the Company's books.

                        NATIONAL GOLF PROPERTIES, INC.

(12) RELATED PARTY TRANSACTIONS

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

(13) STATEMENT OF CASH FLOWS--SUPPLEMENTAL DISCLOSURES

  Non-cash transactions for the year ended December 31, 1997 include approximately $5 million of golf course acquisitions which were financed by notes payable.

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

(14) OTHER DATA

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

                        NATIONAL GOLF PROPERTIES, INC.

(14) OTHER DATA--(CONTINUED)

  The following table sets forth certain condensed financial information concerning AGC.

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
                                                               (IN THOUSANDS)
   Current assets............................................ $ 79,692 $ 57,511
   Non-current assets........................................  147,423  131,654
                                                              -------- --------
   Total assets.............................................. $227,115 $189,165
                                                              -------- --------
   Total current liabilities................................. $ 59,670 $ 50,993
   Total long-term liabilities...............................   97,766   68,041
   Minority interest.........................................      501      466
   Total shareholders' equity................................   69,178   69,665
                                                              -------- --------
   Total liabilities and shareholders' equity................ $227,115 $189,165
                                                              ======== ========

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
                                                            (IN THOUSANDS)
   Total revenues.................................... $525,232 $439,567 $359,066
   Net income........................................ $ 19,180 $ 14,275 $  9,682

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial data for the years ended December 31, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                    QUARTER ENDED
                                      -----------------------------------------
    FISCAL 1997                       MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
    -----------                       -------- ------- ------------ -----------
   Revenues.......................... $17,449  $18,731   $19,335      $19,078
   Operating income.................. $10,317  $11,479   $11,494      $11,209
   Net income........................ $ 3,278  $ 4,087   $ 3,752      $ 4,462
   Basic earnings per share.......... $  0.27  $  0.33   $  0.30      $  0.36
   Diluted earnings per share........ $  0.26  $  0.33   $  0.30      $  0.36
                                                    QUARTER ENDED
                                      -----------------------------------------
    FISCAL 1996                       MARCH 31 JUNE 30 SEPTEMBER 30 DECEMBER 31
    -----------                       -------- ------- ------------ -----------
   Revenues.......................... $13,114  $13,844   $16,034      $17,105
   Operating income.................. $ 7,767  $ 8,279   $ 9,818      $10,375
   Net income........................ $ 3,034  $ 3,339   $ 3,401      $ 3,638
   Basic earnings per share.......... $  0.29  $  0.31   $  0.29      $  0.30
   Diluted earnings per share........ $  0.28  $  0.31   $  0.29      $  0.29

                        NATIONAL GOLF PROPERTIES, INC.

(16) PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

  The pro forma financial information set forth below is presented as if the 1997 acquisitions (Note 2) had been consummated as of January 1, 1996.

  The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1996, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).

                                                            FOR THE YEAR ENDED
                                                               DECEMBER 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
   Revenues from rental property........................... $  78,124 $  66,288
   Net income.............................................. $  15,142 $  12,271
   Basic earnings per share................................ $    1.22 $    1.08
   Diluted earnings per share.............................. $    1.21 $    1.07

  The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) an increase in interest expense; and (iii) a decrease in income applicable to minority interest.

(17) SUBSEQUENT EVENTS (UNAUDITED)

  On January 9, 1998, the Company declared a quarterly distribution for the fourth quarter of 1997 of $0.43 per share to stockholders of record on January 30, 1998, which will be paid on February 13, 1998.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       PAGE NO.
                                                                       --------
(a) 1. FINANCIAL STATEMENTS
       Report of Independent Accountants...............................    21
       Consolidated Balance Sheets of National Golf Properties, Inc. as
        of December 31, 1997 and 1996..................................    22
       Consolidated Statements of Operations of National Golf
       Properties, Inc. for the years ended December 31, 1997, 1996
        and 1995.......................................................    23
       Consolidated Statements of Stockholders' Equity of National Golf
       Properties, Inc. for the years ended December 31, 1997, 1996
        and 1995.......................................................    24
       Consolidated Statements of Cash Flows of National Golf
       Properties, Inc. for the years ended December 31, 1997, 1996
        and 1995.......................................................    25
       Notes to Consolidated Financial Statements......................    26
    2. FINANCIAL STATEMENT SCHEDULES
       Schedule III--Real Estate and Accumulated Depreciation..........    43

(a)

                                                                    SCHEDULE III

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)
                                 (IN THOUSANDS)

                               DECEMBER 31, 1997

                                      INITIAL COST                        GROSS AMOUNT AT WHICH
                                       TO COMPANY                      CARRIED AT CLOSE OF PERIOD
                                  --------------------      COST      -----------------------------
                                                        CAPITALIZED            TOTAL COST
                                          BUILDINGS &    SUBSEQUENT           BUILDINGS &           ACCUMULATED     DATE
  DESCRIPTION        ENCUMBRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED
  -----------        ------------ ------- ------------ -------------- ------- ------------ -------- ------------ -----------
DAILY FEE
 COURSES:
Continental,
 Scottsdale,
 AZ.............        $  --     $    64   $    881      $    12     $    66   $    891   $    957   $   505       1974
Desert Lakes,
 Fort Mojave,
 AZ.............           --         163      3,102           53         163      3,155      3,318       613       1990
El Caro,
 Phoenix, AZ....           --          61        553           13          63        564        627       545       1975
Kokopelli,
 Gilbert, AZ....           --       1,177      4,261          170       1,177      4,431      5,608       957       1993
Villa De Paz,
 Phoenix, AZ....           --         186        397           18         188        413        601       363       1974
Camarillo
 Springs,
 Camarillo, CA..           --         141      2,880          710         143      3,588      3,731     1,746       1972
Carmel Mountain,
 San Diego, CA..           --       1,669      5,865          --        1,669      5,865      7,534       745       1986
Lomas Santa Fe
 Exec.,
 Solana Beach,
 CA.............           --         175        575           20         177        593        770       539       1974
Mesquite, Palm
 Springs, CA....           --       1,057      5,140          225       1,061      5,361      6,422       989       1985
Oakhurst,
 Clayton, CA....           --       1,596      8,069                    1,596      8,069      9,665        97       1997
Rancho San
 Joaquin,
 Irvine, CA.....           --         871      8,375          411         873      8,784      9,657     2,853       1962
San Geronimo,
 San Geronimo, CA..        --         846      5,426          203         846      5,629      6,475       307       1964
Summitpointe,
 Milpitas, CA...         4,500      2,315      4,813          447       2,315      5,260      7,575     1,075       1977
Upland Hills,
 Upland, CA.....           --       1,835      6,312          148       1,835      6,460      8,295       735       1982
Vista Valencia,
 Valencia, CA...           --         652      5,369           40         657      5,404      6,061     2,823       1963
Eagle,
 Broomfield,
 CO.............           --         400      2,425           20         402      2,443      2,845     1,460       1961
Arrowhead,
 Davie, FL......           --         601      2,190           20         604      2,207      2,811       719       1967
Baymeadows,
 Jacksonville,
 FL.............           --         226      4,337          230         226      4,567      4,793       181       1968
Binks Forest,
 Wellington,
 FL.............           --         224      4,591          145         224      4,736      4,960       830       1991
Sabal Palm,
 Tamarac, FL....           --         441      3,357           20         443      3,375      3,818     1,668       1967
Summerfield
 Crossing,
 Tampa, FL......           --         105      2,508          104         105      2,612      2,717       188       1987
Bradshaw Farm,
 Woodstock, GA..           --         238      6,365          111         238      6,476      6,714       172       1995
Goshen
 Plantation,
 Augusta, GA....           --         195      3,042          256         195      3,298      3,493       517       1971
River's Edge,
 Fayetteville,
 GA.............           --         250      4,069          154         143      4,330      4,473       683       1989
Ruffled
 Feathers,
 Lemont, IL.....           --         293      9,316          (18)        293      9,298      9,591     1,075       1992
Tamarack,
 Naperville,
 IL.............           --         326      5,067          123         326      5,190      5,516       277       1989
Sugar Ridge,
 Lawrenceburg,
 IN.............           --         168      2,602          466         168      3,068      3,236       516       1994
Deer Creek,
 Overland Park,
 KS.............           --         695      7,147          413         696      7,559      8,255       513       1989
Dub's Dread,
 Kansas City,
 KS.............           --         135      2,997          355         135      3,352      3,487       646       1963
WestWinds, New
 Market, MD.....           --         153      3,614          547         153      4,161      4,314       242       1971
Links at
 Northfork,
 Ramsey, MN.....           --         280      3,770           75         280      3,845      4,125       676       1992
Royal Meadows,
 Kansas City, MO..         --         176      1,822           40         181      1,857      2,038     1,104       1933
Rancocas,
 Willingboro,
 NJ.............           --         239      1,816        1,206         241      3,020      3,261     1,043       1963
Paradise Hills,
 Albuquerque, NM..         --         350      5,181           34         363      5,202      5,565       459       1963
Pawtuckett,
 Charlotte, NC..           --          63      1,563           15          63      1,578      1,641       113       1971
                       DATE
  DESCRIPTION        ACQUIRED
  -----------        --------
DAILY FEE
 COURSES:
Continental,
 Scottsdale,
 AZ.............       1986
Desert Lakes,
 Fort Mojave,
 AZ.............       1993
El Caro,
 Phoenix, AZ....       1983
Kokopelli,
 Gilbert, AZ....       1994
Villa De Paz,
 Phoenix, AZ....       1981
Camarillo
 Springs,
 Camarillo, CA..       1984
Carmel Mountain,
 San Diego, CA..       1995
Lomas Santa Fe
 Exec.,
 Solana Beach,
 CA.............       1982
Mesquite, Palm
 Springs, CA....       1993
Oakhurst,
 Clayton, CA....       1997
Rancho San
 Joaquin,
 Irvine, CA.....       1992
San Geronimo,
 San Geronimo, CA..    1996
Summitpointe,
 Milpitas, CA...       1994
Upland Hills,
 Upland, CA.....       1995
Vista Valencia,
 Valencia, CA...       1987
Eagle,
 Broomfield,
 CO.............       1988
Arrowhead,
 Davie, FL......       1993
Baymeadows,
 Jacksonville,
 FL.............       1997
Binks Forest,
 Wellington,
 FL.............       1994
Sabal Palm,
 Tamarac, FL....       1990
Summerfield
 Crossing,
 Tampa, FL......       1996
Bradshaw Farm,
 Woodstock, GA..       1997
Goshen
 Plantation,
 Augusta, GA....       1994
River's Edge,
 Fayetteville,
 GA.............       1994
Ruffled
 Feathers,
 Lemont, IL.....       1995
Tamarack,
 Naperville,
 IL.............       1997
Sugar Ridge,
 Lawrenceburg,
 IN.............       1994
Deer Creek,
 Overland Park,
 KS.............       1996
Dub's Dread,
 Kansas City,
 KS.............       1994
WestWinds, New
 Market, MD.....       1996
Links at
 Northfork,
 Ramsey, MN.....       1994
Royal Meadows,
 Kansas City, MO..     1984
Rancocas,
 Willingboro,
 NJ.............       1989
Paradise Hills,
 Albuquerque, NM..     1996
Pawtuckett,
 Charlotte, NC..       1996

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)
                                 (IN THOUSANDS)

                               DECEMBER 31, 1997

                                     INITIAL COST                        GROSS AMOUNT AT WHICH
                                      TO COMPANY                      CARRIED AT CLOSE OF PERIOD
                                 --------------------      COST      -----------------------------
                                                       CAPITALIZED            TOTAL COST
                                         BUILDINGS &    SUBSEQUENT           BUILDINGS &           ACCUMULATED     DATE
  DESCRIPTION       ENCUMBRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED
  -----------       ------------ ------- ------------ -------------- ------- ------------ -------- ------------ -----------
Bent Tree,
 Columbus, OH...       $  --     $   123   $  4,207      $   221     $   123   $  4,428   $  4,551   $   308       1988
Fowler's Mill,
 Chesterland, OH..        --         346      1,760        1,000         349      2,757      3,106     1,040       1972
Hershey South,
 Hershey, PA....          --         150      1,995          378         150      2,373      2,523       436       1927
Golden Oaks,
 Fleetwood, PA..          --         989      4,677          331       1,008      4,989      5,997       513       1994
Hickory Heights,
 Bridgeville,
 PA.............          --          87      2,027        1,018          82      3,050      3,132       371       1990
The Links,
 Charleston,
 SC.............          --          44      1,582           68          44      1,650      1,694       117       1989
Forrest
 Crossing,
 Nashville, TN..          --         140      2,829          299         140      3,128      3,268       213       1988
Bear Creek,
 Houston, TX....          --         --       6,163          757         --       6,920      6,920     3,966       1966
Lake Houston,
 Huffman, TX....          --         823      1,620           63         829      1,677      2,506       954       1975
Longwood,
 Houston, TX....          --       1,558      8,148          119       1,558      8,267      9,825       207       1995
Riverchase,
 Coppell, TX....          --         250      1,658        1,220         253      2,875      3,128     1,089       1987
Riverside, Grand
 Prairie, TX....          --         574      4,445          105         576      4,548      5,124     1,357       1986
Southwyck,
 Pearland, TX...          --         672      3,492          275         673      3,766      4,439       771       1988
Chesapeake,
 Chesapeake,
 VA.............          --         321      3,490          606         321      4,096      4,417       310       1984
Honey Bee,
 Virginia Beach,
 VA.............          --         556      5,009          --          556      5,009      5,565       793       1987
Reston National,
 Reston, VA.....          --         996      4,584           20         999      4,601      5,600     1,176       1968
Capitol City,
 Olympia, WA....          646        437      2,572          163         437      2,735      3,172       483       1961
Lake Wilderness,
 MapleValley, WA..        --         110      1,665          332         110      1,997      2,107       359       1974
                       ------    -------   --------      -------     -------   --------   --------   -------
                       $5,146    $26,542   $201,720      $13,761     $26,516   $215,507   $242,023   $42,437
                       ======    =======   ========      =======     =======   ========   ========   =======
                      DATE
  DESCRIPTION       ACQUIRED
  -----------       --------
Bent Tree,
 Columbus, OH...      1996
Fowler's Mill,
 Chesterland, OH..    1986
Hershey South,
 Hershey, PA....      1994
Golden Oaks,
 Fleetwood, PA..      1996
Hickory Heights,
 Bridgeville,
 PA.............      1994
The Links,
 Charleston,
 SC.............      1996
Forrest
 Crossing,
 Nashville, TN..      1996
Bear Creek,
 Houston, TX....      1985
Lake Houston,
 Huffman, TX....      1985
Longwood,
 Houston, TX....      1997
Riverchase,
 Coppell, TX....      1988
Riverside, Grand
 Prairie, TX....      1990
Southwyck,
 Pearland, TX...      1993
Chesapeake,
 Chesapeake,
 VA.............      1996
Honey Bee,
 Virginia Beach,
 VA.............      1995
Reston National,
 Reston, VA.....      1993
Capitol City,
 Olympia, WA....      1994
Lake Wilderness,
 MapleValley, WA..    1994

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)
                                 (IN THOUSANDS)

                               DECEMBER 31, 1997

                                   INITIAL COST                        GROSS AMOUNT AT WHICH
                                    TO COMPANY                      CARRIED AT CLOSE OF PERIOD
                               --------------------      COST      -----------------------------
                                                     CAPITALIZED            TOTAL COST
                                       BUILDINGS &    SUBSEQUENT           BUILDINGS &           ACCUMULATED     DATE       DATE
  DESCRIPTION     ENCUMBRANCES  LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED ACQUIRED
  -----------     ------------ ------- ------------ -------------- ------- ------------ -------- ------------ ----------- --------
PRIVATE COUNTRY
 CLUBS:
Ancala,
 Scottsdale,
 AZ.............     $  --     $   207   $  8,319      $   --      $   207   $  8,319   $  8,526   $   510       1990       1996
Arrowhead,
 Glendale, AZ...        --         185      5,816          --          185      5,816      6,001       369       1986       1996
Canyon Oaks,
 Chico, CA......        --         309      2,172        2,350         309      4,522      4,831       468       1987       1994
Escondido,
 Escondido, CA..        --         114      2,382          587         116      2,967      3,083     1,471       1962       1983
Monterey, Palm
 Desert, CA.....        --       1,294      6,584          300       1,294      6,884      8,178       934       1978       1995
Palm Valley,
 Palm Desert,
 CA.............        --       1,750     13,769          391       1,750     14,160     15,910     1,643       1985       1995
SeaCliff,
 Huntington
 Beach, CA......        --       2,430      7,602          542       2,451      8,123     10,574       555       1975       1996
Spanish Hills,
 Camarillo, CA..        --       2,975     14,076          250       2,975     14,326     17,301       158       1993       1997
Sunset Hills,
 Thousand
 Oaks, CA.......        --         302      1,378           18         304      1,394      1,698     1,161       1966       1975
Wood Ranch, Simi
 Valley, CA.....        --         481      9,111        1,235         481     10,346     10,827     1,265       1984       1995
Heather Ridge,
 Aurora, CO.....        --         992      1,500          715         995      2,212      3,207     1,100       1970       1990
Pinery, Denver,
 CO.............        --         174      5,380          155         174      5,535      5,709       415       1972       1996
Crescent Oaks,
 Clearwater,
 FL.............        --          35        833          134          35        967      1,002        95       1990       1996
Brookstone,
 Acworth, GA....        --         557      2,608          410         559      3,016      3,575       849       1987       1993
The Plantation,
 Boise, ID......        --          87      2,562           86          87      2,648      2,735       190       1920       1996
Eagle Brook,
 Geneva, IL.....      1,447        701      9,739          --          701      9,739     10,440       205       1992       1997
Mission Hills,
 Northbrook,
 IL.............        --         400      3,600          531         402      4,129      4,531     2,194       1980       1988
Highlands Golf,
 Hutchinson,
 KS.............        --          40        576           85          40        661        701        50       1972       1996
Tallgrass,
 Wichita, KS....        --          43      2,409          117          43      2,526      2,569       185       1980       1996
Shenandoah,
 Baton Rouge,
 LA.............        --          38      1,268           69          38      1,337      1,375       125       1972       1996
Hunt Valley,
 Phoenix, MD....        --         515      1,662        1,212         517      2,872      3,389     1,307       1972       1983
Tanoan,
 Albuquerque,
 NM.............        --          12      3,241           20          15      3,258      3,273     2,555       1978       1982
Brandywine,
 Maumee, OH.....        --         814      2,861           82         816      2,941      3,757       985       1967       1991
Oakhurst, Grove
 City, OH.......        --         344      1,776          581         346      2,355      2,701       850       1959       1980
Royal Oak,
 Cincinnati,
 OH.............        --         175        822           12         178        831      1,009       512       1963       1985
Meadowbrook,
 Tulsa, OK......        --          89      3,236          955          89      4,191      4,280       233    mid 1950's    1996
The Trails,
 Norman, OK.....        --          42      2,361          111          42      2,472      2,514       201       1982       1996
Creekside,
 Salem, OR......        --         128      3,456        2,411         128      5,867      5,995       682       1993       1995
Oregon Golf,
 West Linn, OR..        --         433     10,230          534         434     10,763     11,197     1,047       1992       1995
Hershey,
 Hershey, PA....        --       1,624      6,400        1,101       1,624      7,501      9,125     1,444       1915       1994
Gettysvue,
 Knoxville, TN..      3,587        753      5,550          --          753      5,550      6,303        60       1995       1997
Berry Creek,
 Georgetown,
 TX.............        --         204      4,876          150         204      5,026      5,230       631       1986       1995
Diamond Oaks,
 Fort Worth,
 TX.............        --         132      3,577          981         132      4,558      4,690       244       1959       1996
Eldorado,
 McKinney, TX...        --         221      6,247          162         221      3,697      3,918       251       1981       1996
Great Southwest,
 Grand
 Prairie, TX....        --         442      7,825          445         442      8,270      8,712       555       1964       1996
Oakridge,
 Garland, TX....        --          87      3,439          435          87      3,874      3,961       251       1982       1996
Sweetwater,
 Sugarland, TX..        --         207     11,783        1,029         207     12,812     13,019     1,065       1983       1996
Walden, Humble,
 TX.............        --         178      3,425          698         180      4,121      4,301       205       1984       1996
Willow Fork,
 Katy, TX.......        --          44      2,742          243          44      2,985      3,029       184       1990       1996
Woodhaven, Fort
 Worth, TX......        --          43      2,022          364          43      2,386      2,429       160       1972       1996
Bear Creek,
 Woodinville,
 WA.............        --         705      4,823          310         711      5,127      5,838     1,716       1983       1993
                     ------    -------   --------      -------     -------   --------   --------   -------
                     $5,034    $20,306   $194,038      $19,811     $20,359   $211,084   $231,443   $29,080
                     ======    =======   ========      =======     =======   ========   ========   =======

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)
                                 (IN THOUSANDS)

                               DECEMBER 31, 1997

                                           INITIAL COST                        GROSS AMOUNT AT WHICH
                                            TO COMPANY                      CARRIED AT CLOSE OF PERIOD
                                       --------------------      COST      -----------------------------
                                                             CAPITALIZED            TOTAL COST
                                               BUILDINGS &    SUBSEQUENT           BUILDINGS &           ACCUMULATED     DATE
  DESCRIPTION            ENCUMBRANCES   LAND   IMPROVEMENTS TO ACQUISITION  LAND   IMPROVEMENTS  TOTAL   DEPRECIATION CONSTRUCTED
  -----------            ------------  ------- ------------ -------------- ------- ------------ -------- ------------ -----------
RESORT COURSES:
London Bridge,
 Lake Havasu City, AZ..    $   --      $   301   $  1,699      $    24     $   305   $  1,719   $  2,024   $   771       1968
Stonecreek,
 Phoenix, AZ....               --        1,197      8,250          237       1,197      8,487      9,684       453       1983
Superstition
 Springs, Mesa,
 AZ.............               --          698      3,771           32         702      3,799      4,501     1,302       1986
Tatum Ranch,
 Cave Creek,
 AZ.............               --        1,000      3,972           (5)      1,002      3,965      4,967     1,496       1986
Legend at
 Arrowhead,
 Glendale, AZ...               --          502      3,408          --          502      3,408      3,910     1,098       1986
Aptos Seascape,
 Aptos, CA......               --          901      3,491           20         904      3,508      4,412     1,009       1926
BlackLake,
 Nipomo, CA.....               --        1,744      9,299           20       1,746      9,317     11,063       674       1965
Arrowhead,
 Littleton, CO..               --          302      3,245          430         304      3,673      3,977     1,195       1972
Las Vegas
 National,
 Las Vegas, NV..               --          261      3,727        1,586         264      5,310      5,574     3,150       1961
Painted Desert,
 Las Vegas, NV..               --        1,355      4,741          --        1,355      4,741      6,096       346       1987
Wildhorse,
 Henderson, NV..               --        4,677      6,557        2,578       4,677      9,135     13,812     1,144       1959
Brigantine,
 Brigantine,
 NJ.............               --          194      1,768        1,299         196      3,065      3,261     1,161       1926
Carolina Shores,
 Calabash, NC...               --          588      5,903           12         590      5,913      6,503     2,674       1974
Colonial
 Charters,
 Longs, SC......               --          213      4,579            5         213      4,584      4,797       323       1989
Port Royal,
 Hilton Head
 Island, SC.....            20,000(2)    6,289     15,190        2,084       6,289     17,274     23,563     2,774       1985
Shipyard, Hilton
 Head Island,
 SC.............               -- (2)    4,773      9,756          446       4,773     10,202     14,975     1,754       1969
Pecan Valley,
 San Antonio,
 TX.............               --          389      3,989          412         391      4,399      4,790     1,837       1962
                           -------     -------   --------      -------     -------   --------   --------   -------
                           $20,000     $25,384   $ 93,345      $ 9,180     $25,410   $102,499   $127,909   $23,161
                           -------     -------   --------      -------     -------   --------   --------   -------
Total Courses...           $30,180     $72,232   $489,103      $42,752     $72,285   $529,090   $601,375   $94,678
                           =======     =======   ========      =======     =======   ========   ========   =======
                           DATE
  DESCRIPTION            ACQUIRED
  -----------            --------
RESORT COURSES:
London Bridge,
 Lake Havasu City, AZ..    1986
Stonecreek,
 Phoenix, AZ....           1997
Superstition
 Springs, Mesa,
 AZ.............           1992
Tatum Ranch,
 Cave Creek,
 AZ.............           1992
Legend at
 Arrowhead,
 Glendale, AZ...           1992
Aptos Seascape,
 Aptos, CA......           1986
BlackLake,
 Nipomo, CA.....           1996
Arrowhead,
 Littleton, CO..           1988
Las Vegas
 National,
 Las Vegas, NV..           1982
Painted Desert,
 Las Vegas, NV..           1996
Wildhorse,
 Henderson, NV..           1994
Brigantine,
 Brigantine,
 NJ.............           1989
Carolina Shores,
 Calabash, NC...           1986
Colonial
 Charters,
 Longs, SC......           1996
Port Royal,
 Hilton Head
 Island, SC.....           1994
Shipyard, Hilton
 Head Island,
 SC.............           1994
Pecan Valley,
 San Antonio,
 TX.............           1990
Total Courses...

-------
(1) Corporate assets are not included within the amounts.
(2) Combined encumbrance for Port Royal and Shipyard golf courses.

                        NATIONAL GOLF PROPERTIES, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (IN THOUSANDS)

                               DECEMBER 31, 1997

  Depreciation of the Company's investment in Buildings and Improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

   Buildings......................................................      30 years
   Ground improvements............................................      20 years
   Furniture, fixtures and equipment.............................. 3 to 10 years

  The changes in total real estate assets and accumulated depreciation (excluding corporate assets and related accumulated depreciation) for the three years ended December 31, are as follows:

                                                    TOTAL REAL ESTATE ASSETS
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Balance, beginning of year..................... $515,557  $361,831  $271,850
   Acquisitions...................................   79,171   155,013    83,171
   Improvements...................................   14,307     6,346     8,770
   Disposals......................................   (7,660)   (7,633)   (1,960)
                                                   --------  --------  --------
   Balance, end of year........................... $601,375  $515,557  $361,831
                                                   ========  ========  ========
                                                    ACCUMULATED DEPRECIATION
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
   Balance, beginning of year..................... $ 72,906  $ 58,709  $ 46,862
   Depreciation for year..........................   23,652    17,978    12,598
   Disposals......................................   (1,880)   (3,781)     (751)
                                                   --------  --------  --------
   Balance, end of year........................... $ 94,678  $ 72,906  $ 58,709
                                                   ========  ========  ========

3. EXHIBITS

  2.1 Agreement and Plan of Merger dated as of August 31, 1995, by and between National Golf Properties, Inc., a Delaware corporation, and National Golf
      Properties of Maryland, Inc. (renamed "National Golf Properties, Inc."
      immediately upon effectiveness of the merger), a Maryland corporation
      (incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated September 26, 1995)
  2.2 Asset Purchase Agreement and Agreement and Plan of Merger by and among
      Golf Enterprises, Inc., National Golf Properties, Inc. and GEI
      Acquisition Corporation, dated February 2, 1996 (incorporated by reference to Exhibit 2 to Golf Enterprises, Inc. (File No. 0-24264)
      Current Report on Form 8-K dated February 7, 1996)
  2.3 First Amendment to Asset Purchase Agreement and Agreement and Plan of
      Merger, dated as of February 16, 1996, by and among National Golf
      Properties, Inc., GEI Acquisition Corporation and Golf Enterprises, Inc.
      (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K dated February 29, 1996)
  3.1 Articles of Incorporation of National Golf Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 26, 1995)
  3.2 By-Laws of National Golf Properties, Inc. (incorporated by reference to
      Exhibit 3.2 to the Company's Current Report on Form 8-K dated September
      26, 1995)
  3.3 Specimen of certificate representing shares of Common Stock (incorporated by reference to Exhibit 3.3 to the Company's Report on Form 8-B dated
      December 29, 1995)
  4.1 The 1995 Independent Director Equity Participation Plan of National Golf
      Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 dated August 15, 1997)
  4.2 The 1997 Equity Participation Plan of National Golf Properties, Inc.,
      National Golf Operating Partnership, L.P. and American Golf Corporation
      (incorporated by reference to Exhibit 4.2 to the Company's Registration
      Statement on Form S-8 dated August 15, 1997)
 10.1 Agreement of Limited Partnership of National Golf Operating Partnership,
      L.P., dated as of August 18, 1993, by and among National Golf Properties,
      Inc. and the Persons named therein as Limited Partners (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K dated February 29, 1996)
 10.2 Form of Lease Agreement between the Company and AGC with respect to the Initial Golf Courses and the Mesquite and Desert Lakes golf courses
      (incorporated by reference to Exhibit 10.2 to the Company's Registration
      Statement on Form S-11 No. 33-63110)
 10.3 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe,
      Lake Wilderness, Links at Northfork, Hershey, Hershey South, Canyon Oaks,
      Capitol City, Binks Forest, Port Royal, Shipyard, Sugar Ridge, Wildhorse,
      Goshen Plantation, Hickory Heights, River's Edge, Berry Creek, Carmel
      Mountain, Creekside, Honey Bee, Wood Ranch, Monterey, Palm Valley,
      Ruffled Feathers, Upland Hills, Oregon Golf, Golden Oaks, Paradise Hills,
      Chesapeake, SeaCliff, Ancala, Arrowhead, BlackLake, Painted Desert,
      Pinery, Crescent Oaks, Summerfield Crossing, The Plantation, Highlands,
      Tallgrass, Shenandoah, Pawtuckett, Bent Tree, Meadowbrook, The Trails,
      The Links, Forrest Crossing, Diamond Oaks, Eldorado, Great Southwest,
      Oakridge, Willow Fork, Woodhaven, Walden, Deer Creek, WestWinds,
      Stonecreek, Tamarack, Baymeadows, Bradshaw Farm, Longwood, Eagle Brook,
      Gettysvue and Oakhurst; and Form of Lease Agreement between the Company and CGG with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated February 29, 1996)
 10.4 Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.4 to the Company's
      Annual Report on Form 10-K dated February 29, 1996)

  10.5  Shelf Registration Rights Agreement, made and entered into as of August
        18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K dated February 29, 1996)
 *10.6  National Golf Properties, Inc. Stock Incentive Plan Key Employees of
        National Golf Properties, Inc., National Golf Operating Partnership,
        L.P. and American Golf Corporation, effective August 18, 1993
        (incorporated by reference to Exhibit 10.6 to the Company's Annual
        Report on Form 10-K dated February 29, 1996)
 *10.7 Indemnification Agreement, made as of August 18, 1993, by and between National Golf Properties, Inc. and its directors and officer
        (incorporated by reference to Exhibit 10.7 to the Company's Annual
        Report on Form 10-K dated February 29, 1996)
  10.8 Director Designation Agreement, dated as of August 18, 1993 by and among David G. Price, National Golf Properties, Inc. and National Golf
        Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K dated February 29, 1996)
  10.9 Services Agreement, entered into as of August 18, 1993, by and between National Golf Properties, Inc. and National Golf Operating Partnership,
        L.P. (incorporated by reference to Exhibit 10.10 to the Company's
        Annual Report on Form 10-K dated February 29, 1996)
  10.10 Partnership Interests Exchange Agreement, dated as of August 18, 1993, by and among National Golf Operating Partnership, L.P. and Partners of
        Partnerships Controlling 21 Courses (incorporated by reference to
        Exhibit 10.13 to the Company's Annual Report on Form 10-K dated
        February 29, 1996)
  10.11 Agreement for Transfer of Realty and Assets, dated as of August 18,
        1993, by and among The Price Revocable Trust, Myershan, Inc. and
        National Golf Operating Partnership, L.P. (incorporated by reference to
        Exhibit 10.14 to the Company's Annual Report on Form 10-K dated
        February 29, 1996)
  10.12 Plan and Agreement of Merger, dated as of August 18, 1993, by and among Bear Creek Enterprises, Inc., National Golf Properties, Inc., The Price
        Revocable Trust and David G. Price (incorporated by reference to
        Exhibit 10.15 to the Company's Annual Report on Form 10-K dated
        February 29, 1996)
  10.13 Partnership Interests Acquisition Agreement, dated as of August 18,
        1993, by and among The Price Revocable Trust, American Golf Investment,
        Inc., Supermarine Aviation, Limited, David G. Price and National Golf
        Properties, Inc. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K dated February 29, 1996)
  10.14 Contribution Agreement, dated as of August 18, 1993, by and between National Golf Operating Partnership, L.P. and National Golf Properties,
        Inc. (incorporated by reference to Exhibit 10.17 to the Company's
        Annual Report on Form 10-K dated February 29, 1996)
  10.15 Option Courses Agreement, dated as of August 18, 1993, by and among
        David G. Price, The Price Revocable Trust, Black Lake/Penasquitos,
        David G. Price, American Golf Corporation and National Golf Operating
        Partnership, L.P. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K dated February 29, 1996)
  10.16 Agreement relating to prohibition on acquisitions of golf courses by David G. Price and his affiliates, made and entered into as of August
        18, 1993, by and among National Golf Properties, Inc., National Golf
        Operating Partnership, L.P., American Golf Corporation, David G. Price,
        Dallas P. Price and The Price Revocable Trust (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K dated February 29, 1996)
  10.17 Amendment to agreement relating to prohibition on acquisitions of golf courses by David G. Price and his affiliates among National Golf
        Properties, Inc., National Golf Operating Partnership, L.P., American
        Golf Corporation, David G. Price, Dallas P. Price and The Price
        Revocable Trust (incorporated by reference to the Company's Quarterly
        Report on Form 10-Q/A for the period ended September 30, 1995)

--------
* Management contract or compensatory plan or arrangement.

 10.18 Note Purchase Agreement ("Note Purchase Agreement"), dated as of
       December 15, 1994, with respect to National Golf Operating Partnership,
       L.P.'s Series A 8.68% Guaranteed Senior Promissory Notes due December
       15, 2004 and Series B 8.73% Guaranteed Senior Promissory Notes due June
       15, 2005 (incorporated by reference to Exhibit 10.21 to the Company's
       Annual Report on Form 10-K dated February 29, 1996)
 10.19 Series A 8.68% Guaranteed Senior Promissory Notes and Series B 8.73%
       Guaranteed Senior Promissory Notes (incorporated by reference to Exhibit
       10.22 to the Company's Annual Report on Form 10-K dated February 29,
       1996)
 10.20 General Continuing Guaranty of National Golf Properties, Inc. ("General
       Continuing Guaranty"), dated as of December 15, 1994, with respect to
       National Golf Operating Partnership, L.P.'s Series A 8.68% Guaranteed
       Senior Promissory Notes due December 15, 2004 and Series B 8.73%
       Guaranteed Senior Promissory Notes due June 15, 2005 (incorporated by reference to Exhibit 10.15 to the Company's Report on Form 8-B dated
       December 29, 1995)
 10.21 First Amendment to Note Purchase Agreements, dated as of August 31, 1995
       (incorporated by reference to Exhibit 10.17 to the Company's Report on
       Form 8-B dated December 29, 1995)
 10.22 First Amendment to General Continuing Guarantee, dated as of August 31,
       1995 (incorporated by reference to Exhibit 10.18 to the Company's Report on Form 8-B dated December 29, 1995)
 10.23 Agreement of Limited Partnership of Royal Golf, L.P., II, dated as of
       July 7, 1994 (incorporated by reference to Exhibit 10.19 to the
       Company's Report on Form 8-B dated December 29, 1995)
 10.24 Amended and Restated Loan Agreement, dated as of July 7, 1994,
       (incorporated by reference to Exhibit 10.19 to the Company's Report on
       Form 8-B dated December 29, 1995)
 10.25 Agreement to Enter Into Leases, entered into as of February 1, 1996, by and among National Golf Properties, Inc., National Golf Operating
       Partnership and American Golf Corporation (incorporated by reference to
       Exhibit 10.29 to the Company's Annual Report on Form 10-K dated February
       29, 1996)
 10.26 Restated Note Agreement, dated as of July 1, 1996, with respect to
       National Golf Operating Partnership, L.P.'s Series A-1, Series A-2 and
       Series A-3 7.9% Guaranteed Senior Promissory Notes due June 15, 2006 and
       Series B 8% Guaranteed Senior Promissory Notes due December 12, 2006
       (incorporated by reference to Exhibit 10.30 to the Company's Annual
       Report on Form 10-K dated March 14, 1997)
 10.27 Form of Series A 7.9% Guaranteed Senior Promissory Notes and Series B 8%
       Guaranteed Senior Promissory Notes (incorporated by reference to Exhibit
       10.31 to the Company's Annual Report on Form 10-K dated March 14, 1997)
 10.28 Amended and Restated General Continuing Guaranty of National Golf
       Properties, Inc., dated as of July 1, 1996, with respect to National
       Golf Operating Partnership, L.P.'s Series A-1, Series A-2 and Series A-3
       7.9% Guaranteed Senior Promissory Notes due June 15, 2006 and Series B
       8% Guaranteed Senior Promissory Notes due December 12, 2006
       (incorporated by reference to Exhibit 10.32 to the Company's Annual
       Report on Form 10-K dated March 14, 1997)
 10.29 Assumption Agreement, dated as of July 1, 1996, by National Golf
       Operating Partnership, L.P. and the Purchasers named therein
       (incorporated by reference to Exhibit 10.33 to the Company's Annual
       Report on Form 10-K dated March 14, 1997)
 10.30 Assumption Agreement, dated as of July 1, 1996, by National Golf
       Operating Partnership, L.P. and the Purchasers named therein
       (incorporated by reference to Exhibit 10.34 to the Company's Annual
       Report on Form 10-K dated March 14, 1997)
 10.31 Lease Agreement, dated as of July 11, 1996, between the Company and The
       Links Group, Inc. with respect to Colonial Charters Golf Course
       (incorporated by reference to Exhibit 10.35 to the Company's Annual
       Report on Form 10-K dated March 14, 1997)

  10.32 Lease Agreement, dated as of December 17, 1996, between the Company and
        Evergreen Alliance Golf Limited with respect to San Geronimo Golf
        Course (incorporated by reference to Exhibit 10.36 to the Company's
        Annual Report on Form 10-K dated March 14, 1997)
  10.33 Lease Agreement, dated as of October 22, 1997, between the Company and
        Camarillo Golf, LLC with respect to Spanish Hills Country Club
  10.34 Assignment Agreement, dated as of July 30, 1996, between National Golf
        Properties, Inc. and National Golf Operating Partnership, L.P.
        (incorporated by reference to Exhibit 2.3 to the Company's Current
        Report on Form 8-K dated August 13, 1996)
  10.35 Lease Agreement, dated as of July 30, 1996, between National Golf
        Operating Partnership, L.P. and American Golf Corporation (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K
        dated August 13, 1996)
  10.36 Amendment of Agreement of Limited Partnership of National Golf
        Operating Partnership, L.P., dated as of July 25, 1996, by National
        Golf Properties, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K dated March 14, 1997)
  10.37 Second Amendment of Agreement of Limited Partnership of National Golf
        Operating Partnership, L.P., dated as of July 29, 1996, by National
        Golf Properties, Inc. (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K dated March 14, 1997)
  10.38 Registration Rights Agreement, dated as of July 30, 1996, by and among
        National Golf Properties, Inc., and the parties set forth therein
        (incorporated by reference to Exhibit 10.41 to the Company's Annual
        Report on Form 10-K dated March 14, 1997)
  10.39 $100,000,000 Credit Agreement dated as of April 25, 1997, among
        National Golf Operating Partnership, L.P., National Golf Properties,
        Inc., the Lender Parties named therein and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
        Report on Form 10-Q dated April 29, 1997)
 *10.40 National Golf Properties, Inc. Deferred Compensation Plan, effective
        June 1, 1997 (incorporated by reference to Exhibit 10.2 to the
        Company's Quarterly Report on Form 10-Q dated July 29, 1997)
 *10.41 National Golf Properties, Inc. Deferred Compensation Plan Trust
        Agreement, dated as of June 1, 1997, by and between National Golf
        Properties, Inc. and Imperial Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated
        July 29, 1997)
 *10.42 Consulting Agreement, entered into as of the 30th day of April, 1997, between National Golf Properties, Inc. and Edward R. Sause
        (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
        Report on Form 10-Q dated July 29, 1997)
  10.43 Pumpkin Ridge Joint Venture Joint Venture Agreement, dated as of
        September 8, 1997, by and among National Golf Operating Partnership,
        L.P. and Pumpkin Ridge Partners (incorporated by reference to Exhibit
        10.2 to the Company's Quarterly Report on Form 10-Q dated October 30,
        1997)
  10.44 Lease Agreement, dated as of September 8, 1997, between Pumpkin Ridge
        Joint Venture and AGC (incorporated by reference to Exhibit 10.3 to the
        Company's Quarterly Report on Form 10-Q dated October 30, 1997)
  10.45 USGA Agreement, made and entered into as of September 8, 1997, by and between Pumpkin Ridge Joint Venture and AGC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated
        October 30, 1997)
  21.1  List of Subsidiaries of National Golf Properties, Inc. (incorporated by reference to Exhibit 22.1 to the Company's Report on Form 8-B dated
        December 29,1995)
  23.1  Consent of Independent Accountants
  27.1  Financial Data Schedule

--------
* Management contract or compensatory plan or arrangement.

                                                                       PAGE NO.
                                                                       --------
(B)REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER
   None

(D)ADDITIONAL INFORMATION REGARDING AMERICAN GOLF CORPORATION AND SUBSIDIARIES
   Analysis of American Golf Corporation's Consolidated Financial In-
    formation........................................................     53
   American Golf Corporation's Consolidated Financial Statements
     Report of Independent Accountants...............................     55
     Consolidated Balance Sheets as of December 31, 1997 and 1996....     56
     Consolidated Statements of Operations for the years ended Decem-
      ber 31, 1997, 1996 and 1995....................................     57
     Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1997, 1996 and 1995.........................     58
     Consolidated Statements of Cash Flows for the years ended Decem-
      ber 31, 1997, 1996 and 1995....................................     59
     Notes to Consolidated Financial Statements......................     60

ANALYSIS OF AMERICAN GOLF CORPORATION'S FINANCIAL INFORMATION

 Overview

  The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Analysis of American Golf Corporation's Financial Information relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Analysis of American Golf Corporation's Financial Information.

  The discussion of the results of operations compares the year ended December 31, 1997 with the year ended December 31, 1996 and the year ended December 31, 1996 with the year ended December 31, 1995.

 Results of Operations

  Comparison of the year ended December 31, 1997 to the year ended December 31, 1996.

  Total revenues from golf course operations and management agreements for AGC increased by $85.6 million, or 19.5%, to $525.2 million for the year ended December 31, 1997 as compared to $439.6 million for the year ended December 31, 1996. The increase in revenues was due, in part, to the net increase of 10 new leased courses and 3 new courses under management agreements in 1997 as well as a full year of operations related to 48 leased courses and 6 management agreements acquired in July 1996. The increase in revenues was also attributable to favorable results generated in various regions due to good weather during 1997 as compared with 1996. Green fees for the year ended December 31, 1997, $188.7 million, increased by $30.9 million, or 19.6%, as compared to $157.8 million for the year ended December 31, 1996. Cart rentals revenues for the year ended December 31, 1997, $60.8 million, increased by $3.0 million, or 5.2%, from $57.8 million for the year ended December 31, 1996. Member dues and initiation fees for the year ended December 31, 1997, $91.1 million, increased by $17.0 million, or 22.9%, from $74.1 million for the year ended December 31, 1996. Food and beverage revenues for the year ended December 31, 1997, $89.6 million, increased by $19.3 million, or 27.5%, from $70.3 million for the year ended December 31, 1996. Merchandise sales were $44.7 million, an increase of $6.9 million, or 18.3%, from $37.8 million for the year ended December 31, 1996. Other revenue, which includes range income, increased by $5.8 million, or 15.5%, to $43.2 million for the year ended December 31, 1997, from $37.4 million for the year ended December 31, 1996. Management fees revenue of $7.1 million increased $2.7 million, or 61.4%, for the year ended December 31, 1997, from $4.4 million for the year ended December 31, 1996.

  Total operating expenses increased by $80.6 million, or 19%, to $504.3 million for the year ended December 31, 1997 as compared to $423.7 million for the year ended December 31, 1996. Payroll and related expenses increased by $44.3 million, or 30.5%, to $189.5 million for the year ended December 31, 1997, from $145.2 million for the year ended December 31, 1996. Rent expense increased by $15.1 million, or 16%, to $109.4 million for the year ended December 31, 1997, from $94.3 million for the year ended December 31, 1996. General and administrative expenses for the year ended December 31, 1997, $42.6 million, increased by $.4 million, or .01%, from $42.2 million for the year ended December 31, 1996. These expenses increased primarily due to the addition of new courses.

  Net income increased by $4.9 million to $19.2 million for the year ended December 31, 1997, from $14.3 million for the year ended December 31, 1996. The increase in net income is primarily due to the items indicated above as well as the seasonal nature of AGC's business in that the weather during the year ended December 31, 1997, was less severe than the year ended December 31, 1996.

  Comparison of the year ended December 31, 1996 to the year ended December 31, 1995

  Total revenues from golf course operations and management agreements for AGC increased by $80.6 million, or 22.5%, to $439.6 million for the year ended December 31, 1996 as compared to $359 million for the year ended December 31, 1995. The increase in revenues was primarily attributable to the net increase of 48 new leased courses and 6 new courses under management agreements. Green fees for the year ended December 31, 1996, $157.8 million, increased by $23.7 million, or 17.7%, as compared to $134.1 million for the year ended December 31, 1995. Cart rental revenues for the year ended December 1996, $57.8 million, increased by $6 million, or 11.6%, from $51.8 million for the year ended December 31, 1995. Member dues and initiation fees for the year ended December 31, 1996, $74.1 million, increased by $24 million, or 47.9%, from $50.1 million for the year ended December 31, 1995. Food and beverage revenues for the year ended December 31, 1996, $70.3 million, increased by $15.3 million, or 27.8%, from $55 million for the year ended December 31, 1995. Merchandise sales were $37.8 million, an increase of $6.9 million or 22.3% from $30.9 million for the year ended December 31, 1995. Other revenue, which includes range income, increased by $4.6 million, or 14%, to $37.4 million for the year ended December 31, 1996, from $32.8 million for the year ended December 31, 1995. Management fee revenue of $4.4 million was unchanged for the year ended December 31, 1996 when compared to the year ended December 31, 1995. Each revenue category rose in reasonable proportion to the overall increase in revenues due to the new acquisitions, with the exception of member dues and initiation fees. This revenue category increased as a result of the acquisition of a number of large private clubs.

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

  Net income increased by $4.6 million to $14.3 million for the year ended December 31, 1996, from $9.7 million for the year ended December 31, 1995. The increase in net income is primarily due to the seasonal nature of AGC's business in that the weather during the year ended December 31, 1996 was less severe than the year ended December 31, 1995.

 Liquidity and Capital Resources

  On December 31, 1997, the Company entered into a $40 million credit facility and a $13.5 million standby letter of credit facility with a commercial bank that bears interest at prime or a Libor based rate. Letters of credit issued under these credit facilities are charged a 1.0% annual letter of credit fee. The $40 million facility is used to finance working capital requirements and expires on January 1, 2001. At December 31, 1997, there were no amounts outstanding against this line of credit and the standby letters of credit outstanding totaled $2.5 million. The $13.5 million standby letter of credit facility, which expires on January 2, 2001, supports letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC.

  AGC had working capital of approximately $20 million as of December 31, 1997. AGC believes it will be able to satisfy its liquidity requirements, including capital expenditures and rental payments under the leases with cash flow available from operations and borrowings. AGC has capital expenditure commitments related to acquiring and renewing leases. These commitments are typically satisfied over several years. The material capital commitments are clubhouse renovations, building and course improvements and irrigation systems. At December 31, 1997, AGC's capital expenditure commitment was approximately $8,600,000. The improvements will be funded from AGC's operating cash flow and from borrowings under the bank credit facilities.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
American Golf Corporation

  We have audited the accompanying consolidated balance sheets of American Golf Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Golf Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 4, 1998

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 16,738  $  2,291
  Accounts receivable--members (less allowance for doubtful
   accounts of $1,312 and $1,234 in 1997 and 1996, respec-
   tively).................................................   18,854    17,605
  Other receivables........................................   18,314    15,635
  Receivables from affiliates, net.........................    9,730     7,985
  Inventories..............................................   12,332    11,462
  Prepaid expenses.........................................    3,724     2,533
                                                            --------  --------
    Total current assets...................................   79,692    57,511
Property, equipment and capital leases, net................   87,597    80,967
Licenses...................................................      815       775
Leasehold rights...........................................   17,888    13,907
Deposits and other assets..................................   12,123     7,005
Note receivable from shareholder...........................   29,000    29,000
                                                            --------  --------
    Total assets........................................... $227,115  $189,165
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  4,932  $  7,572
  Notes payable--current portion:
    Shareholders...........................................       31        29
    Capital Leases.........................................    1,587     1,719
    Other..................................................      642     3,627
  Accrued expenses.........................................   34,519    26,837
  Other liabilities........................................   17,959    11,209
                                                            --------  --------
      Total current liabilities............................   59,670    50,993
Notes payable--long-term portion:
  Shareholders.............................................      422       453
  Capital leases...........................................    2,856     4,437
  Other....................................................   59,188    53,841
Accrued expenses...........................................   35,300     9,310
                                                            --------  --------
      Total liabilities....................................  157,436   119,034
                                                            --------  --------
Minority interest..........................................      501       466
                                                            --------  --------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Common stock--no par value; 10,000,000 shares authorized;
   6,438,525 and 6,354,497 shares outstanding at December
   31, 1997 and 1996, respectively.........................    6,594     8,080
  Retained earnings........................................   69,238    65,907
  Notes receivable from officers/directors.................   (6,591)   (4,299)
  Cumulative foreign currency translation adjustment.......      (63)      (23)
                                                            --------  --------
      Total shareholders' equity...........................   69,178    69,665
                                                            --------  --------
      Total liabilities and shareholders' equity........... $227,115  $189,165
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Revenues:
  Green fees............................... $  188,725  $  157,821  $  134,100
  Cart rentals.............................     60,762      57,753      51,801
  Member dues and initiation fees..........     91,095      74,112      50,134
  Food and beverage sales..................     89,633      70,289      54,956
  Merchandise sales........................     44,695      37,805      30,888
  Other revenue............................     43,203      37,427      32,755
  Management fees..........................      7,119       4,360       4,432
                                            ----------  ----------  ----------
    Total revenues.........................    525,232     439,567     359,066
Costs and expenses:
  Payroll and related expenses.............    189,452     145,245     118,440
  Cost of food and beverage sold...........     28,190      22,682      17,514
  Cost of merchandise sold.................     28,598      24,660      20,142
  General and administrative...............     42,604      42,155      35,204
  Repairs and maintenance..................     11,996      11,639      11,435
  Other operating expenses.................     84,819      73,391      60,983
  Rents....................................    109,376      94,335      77,767
  Depreciation and amortization............      9,275       9,546       6,970
                                            ----------  ----------  ----------
    Total costs and expenses...............    504,310     423,653     348,455
Operating income...........................     20,922      15,914      10,611
Other income (expense):
  Interest income..........................      4,541       2,210       1,583
  Interest expense.........................     (5,823)     (3,841)     (2,830)
                                            ----------  ----------  ----------
    Income before provision for state
     income taxes and minority interest in
     (income) loss.........................     19,640      14,283       9,364
Provision for state income taxes...........       (425)       (223)       (201)
                                            ----------  ----------  ----------
    Income before minority interest in
     (income) loss.........................     19,215      14,060       9,163
Minority interest in (income) loss.........        (35)        215         519
                                            ----------  ----------  ----------
    Net income............................. $   19,180  $   14,275  $    9,682
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                      CUMULATIVE
                                                                        FOREIGN
                         COMMON STOCK               NOTES RECEIVABLE   CURRENCY       TOTAL
                         --------------  RETAINED         FROM        TRANSLATION SHAREHOLDERS'
                         SHARES  AMOUNT  EARNINGS  OFFICERS/DIRECTORS ADJUSTMENT     EQUITY
                         ------  ------  --------  ------------------ ----------- -------------
Balance, December 31,
 1994................... 6,339   $8,289  $ 55,442       $(4,939)         $ --       $ 58,792
  Net income............   --       --      9,682           --             --          9,682
  Dividends.............   --       --     (4,359)          --             --         (4,359)
  Foreign currency
   translation
   adjustment...........   --       --        --            --              56            56
  Issuance of stock for
   notes receivable from
   officers/directors...    15      393       --           (368)           --             25
  Payments on notes
   receivable from
   officers/directors...   --       --        --            406            --            406
                         -----   ------  --------       -------          -----      --------
Balance, December 31,
 1995................... 6,354    8,682    60,765        (4,901)            56        64,602
  Net income............   --       --     14,275           --             --         14,275
  Dividends.............   --       --     (9,133)          --             --         (9,133)
  Adjustment to notes
   receivable from
   officers/directors...   --      (602)      --            602            --            --
  Foreign currency
   translation
   adjustment...........   --       --        --            --             (79)          (79)
                         -----   ------  --------       -------          -----      --------
Balance, December 31,
 1996................... 6,354    8,080    65,907        (4,299)           (23)       69,665
  Net income............   --       --     19,180           --             --         19,180
  Dividends.............   --       --    (15,849)          --             --        (15,849)
  Issuance of stock for
   notes receivable from
   officers/directors...   149    4,235       --         (4,115)           --            120
  Purchase of stock from
   officers/directors...   (65)  (5,721)      --          1,823            --         (3,898)
  Foreign currency
   translation
   adjustment...........   --       --        --            --             (40)          (40)
                         -----   ------  --------       -------          -----      --------
Balance, December 31,
 1997................... 6,438   $6,594  $ 69,238       $(6,591)         $ (63)     $ 69,178
                         =====   ======  ========       =======          =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Cash flows from operating activities:
  Net income............................... $   19,180  $   14,275  $    9,682
  Adjustments to reconcile net income to
   net cash provided by
   operating activities:
  Depreciation and amortization............      9,275       9,475       6,970
  Minority interest in earnings (loss).....         35        (215)       (519)
  Increase (decrease) from changes in:
    Accounts receivable....................     (1,253)     (6,914)     (5,177)
    Other receivables......................     (4,243)     (4,204)     (3,444)
    Receivables from affiliates, net.......     (1,745)      1,288      (4,691)
    Inventories............................       (875)     (1,205)     (1,869)
    Prepaid expenses.......................     (1,200)        930         391
    Licenses, deposits and other assets....     (5,160)      2,413        (668)
    Accounts payable.......................     (2,640)        770       1,200
    Accrued expenses.......................     33,692       8,882       2,764
    Other liabilities......................      6,766       4,177        (346)
                                            ----------  ----------  ----------
      Net cash provided by operating
       activities..........................     51,832      29,672       4,293
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Acquisition of property and equipment....    (13,758)     (9,970)    (19,703)
  Acquisition of leasehold rights..........     (4,730)     (3,571)       (538)
  Issuance of note receivable from
   shareholder.............................        --      (29,000)        --
                                            ----------  ----------  ----------
      Net cash used in investing
       activities..........................    (18,488)    (42,541)    (20,241)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from notes payable--other.......     12,053      57,732      28,478
  Payments on notes payable:
    Shareholders...........................        (29)        (26)       (343)
    Other..................................    (12,018)    (34,717)    (12,619)
    Capital leases.........................     (1,713)     (1,160)       (268)
  Proceeds from notes receivable from
   officers/directors......................        120         --          431
  Purchase of shares from
   officers/directors......................     (1,447)        --          --
  Capital contribution by minority
   interest................................        --          --        1,200
  Dividends paid...........................    (15,849)     (9,133)     (4,359)
                                            ----------  ----------  ----------
    Net cash (used in) provided by
     financing activities..................    (18,883)     12,696      12,520
    Effect of exchange rate changes on cash
     and cash equivalents..................        (14)        119          56
                                            ----------  ----------  ----------
    Net increase (decrease) in cash and
     cash equivalents......................     14,447         (54)     (3,372)
Cash and cash equivalents, beginning of
 period....................................      2,291       2,345       5,717
                                            ----------  ----------  ----------
Cash and cash equivalents, end of period... $   16,738  $    2,291  $    2,345
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Organization

  The consolidated financial statements include the accounts of American Golf Corporation ("AGC"), a California subchapter S Corporation, and its subsidiaries, American Golf of Atlanta ("Atlanta"), a Georgia general partnership, American Golf of Detroit ("Detroit"), a Michigan general partnership, American Golf (UK) Limited ("AG(UK)"), a United Kingdom limited liability company, and CW Golf Partners ("CWP"), a California limited partnership (collectively, the "Company"). AGC was formed in 1973 for the purpose of operating public and private golf and tennis facilities on leased premises. At December 31, 1997 and 1996, 70% and 71%, respectively, of the Company was owned by David G. Price. The following table lists AGC's subsidiaries and selected information:

                                            AGC
 ENTITY                   FORMATION DATE OWNERSHIP                    PURPOSE
 ------                   -------------- --------- ----------------------------------------------
 Atlanta.................   June 1986        65%   Operate four courses in Atlanta, Georgia.
 Detroit................. December 1990      80%   Operate four courses in Detroit, Michigan.
 AG(UK)..................  August 1993       75%   Operate courses in the United Kingdom.
 CWP..................... September 1993     75%   Operate one course in Los Angeles, California.

  The remaining 25% interest in AG(UK) is owned by European Golf Corporation, an affiliate of AGC.

  The term "affiliate", as used in these financial statements, refers to any entity in which David G. Price has a controlling interest.

  At December 31, 1997, the Company leases 118 golf courses from National Golf Properties, Inc. ("NGP"). David G. Price is the Chairman of the Board of Directors of NGP and owns 5.4% of NGP's outstanding stock and 38.4% of National Golf Operating Partnership, L.P. ("NGOP").

  On July 30, 1996, NGP purchased 20 golf courses from Golf Enterprises, Inc. ("GEI") for a purchase price of $58 million. All of the courses acquired were leased to the Company on a triple net basis. NGP receives minimum base rent for these related golf courses equal to 10% of its investment. The minimum base rent will be adjusted in specific years based on increases in CPI. Additionally, a percentage rent feature allows NGP to participate in any growth in revenues.

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

 Impairment of Long-Lived Assets

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. The Company periodically assesses whether there has been an impairment in the value of long-lived assets and certain identifiable intangibles by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no impairment has occurred.

 Stock-Based Employee Compensation Awards

  SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS
No. 123, detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per account. At various times throughout the year and as of December 31, 1997, the Company had cash in financial institutions which was in excess of the FDIC insurance limit.

  Concentration of credit risk with respect to trade receivables, which consists primarily of membership dues and charges, is limited due to the large number of club members comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1997 the Company had no significant concentration of credit risk.

 Fair Value of Financial Instruments

  To meet the reporting requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Advertising

  The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1997, 1996 and 1995 were approximately $5,627,000, $5,531,000 and $4,521,000, respectively.

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

(2) RECEIVABLES FROM AFFILIATES, NET:

  The receivables from affiliates are uncollateralized and due within one year.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(3) PROPERTY, EQUIPMENT AND CAPITAL LEASES:

  Property, equipment and capital leases consist of the following:

                                                    ESTIMATED
                                                     USEFUL    DECEMBER 31,
                                                      LIVES   ----------------
                                                     (YEARS)   1997     1996
                                                    --------- -------  -------
                                                              (IN THOUSANDS)
   Golf course improvements........................   10-20   $58,038  $48,426
   Buildings.......................................   15-30    38,411   35,757
   Furniture, fixtures, machinery and equipment....     3-7    27,627   23,801
   Equipment under capital leases..................     3-7     7,515    7,584
                                                              -------  -------
                                                              131,591  115,568
   Less: accumulated depreciation..................           (44,378) (36,850)
                                                              -------  -------
                                                               87,213   78,718
   Construction-in-progress........................               384    2,249
                                                              -------  -------
                                                              $87,597  $80,967
                                                              =======  =======

  Equipment under capital leases includes golf carts, turf and maintenance equipment, computers, and other office equipment.

  Interest capitalized for the years ended December 31, 1997, 1996 and 1995 was approximately $177,000, $347,000 and $416,000, respectively.

(4) NOTE RECEIVABLE FROM SHAREHOLDER:

  During 1996, the Company loaned $29 million to David G. Price. The note is due in 2004 with principal payments beginning in 1999. The note bears interest at 9.35% and is payable semi-annually.

(5) STATE INCOME TAXES:

  The Company has elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. Accordingly, corporate income is taxed directly to the shareholders for federal income tax reporting purposes. The Company therefore has no provision in its consolidated financial statements for federal income taxes. The following is the provision for state franchise and income taxes for the years ended December 31, 1997, 1996 and 1995:

                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                 (IN THOUSANDS)
   Current...................................................... $270 $--  $--
   Deferred.....................................................  155  223  201
                                                                 ---- ---- ----
     Total provision for state income taxes..................... $425 $223 $201
                                                                 ==== ==== ====

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(6) NOTES PAYABLE--SHAREHOLDERS:

  Notes payable to shareholders consist of the following:

                                      DECEMBER 31, 1997 DECEMBER 31, 1996
                                      ----------------- -----------------
  INTEREST                   INTEREST CURRENT LONG-TERM CURRENT LONG-TERM
    RATE                     PAYMENTS PORTION  PORTION  PORTION  PORTION  MATURITY
  --------                   -------- ------- --------- ------- --------- --------
                                       (IN THOUSANDS)    (IN THOUSANDS)
    8.0%..............       Monthly    $30     $414      $28     $445    12/2007
    8.0%.................... Monthly      1        8        1        8    12/2007
                                        ---     ----      ---     ----
                                        $31     $422      $29     $453
                                        ===     ====      ===     ====

  Interest expense to the shareholders for the years ended December 31, 1997, 1996 and 1995 was approximately $37,000, $40,000 and $75,000, respectively.

  Annual maturities on notes payable to shareholders are as follows:

                                                                      AMOUNT
   YEAR ENDED DECEMBER 31,                                        (IN THOUSANDS)
   -----------------------                                        --------------
     1998.......................................................       $ 31
     1999.......................................................         34
     2000.......................................................         36
     2001.......................................................         39
     2002.......................................................         42
     Thereafter.................................................        271
                                                                       ----
                                                                       $453
                                                                       ====

(7) NOTES PAYABLE--OTHERS:

  Notes payable to others consist of the following:

                                                           DECEMBER 31,
                                                  -------------------------------
                                                       1997            1996
                                                  --------------- ---------------
                                                          (IN THOUSANDS)
                                                           LONG-           LONG-
                          INTEREST    INTEREST    CURRENT   TERM  CURRENT   TERM
   TYPE OF COLLATERAL       RATE      PAYMENTS    PORTION PORTION PORTION PORTION MATURITY
   ------------------     --------- ------------- ------- ------- ------- ------- --------
Uncollateralized line of
 credit.................  Reference    Monthly     $--    $   --  $3,000  $   --   1/1998
Uncollateralized note...     9.0%      Monthly        7       --      19        7  4/1998
Collateralized note.....    9%-23%     Monthly      133        16    148      148  4/1999
Collateralized note.....     9.5%     Quarterly     --      2,380    --     2,357 12/2001
Uncollateralized note...     6.1%     Annually      --      2,451    --       --   1/2002
Uncollateralized note...     8.3%     Quarterly      42       178     39      221  6/2002
Collateralized note.....     9.4%   Semi-Annually   --     41,500    --    41,500  7/2004
Collateralized note.....     8.0%      Monthly      237     4,426    219    4,632  9/2009
Collateralized note.....     9.5%      Monthly      223     4,808    202    4,976  1/2010
Collateralized note.....     9.2%      Monthly      --      3,429    --       --  11/2012
                                                   ----   ------- ------  -------
                                                   $642   $59,188 $3,627  $53,841
                                                   ====   ======= ======  =======

  At December 31, 1997 and 1996, the bank prime and reference rate was 8.50% and 8.25%, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(7) NOTES PAYABLE--OTHERS (CONTINUED):

  Annual maturities on notes payable to others are as follows:

   YEAR ENDED DECEMBER 31,                                            AMOUNT
   -----------------------                                        --------------
                                                                  (IN THOUSANDS)
     1998.......................................................     $   642
     1999.......................................................       2,277
     2000.......................................................       4,848
     2001.......................................................       7,110
     2002.......................................................       4,663
     Thereafter.................................................      40,290
                                                                     -------
                                                                     $59,830
                                                                     =======

  The note agreements contain, among other covenants, working capital maintenance, fixed charge and debt to net worth ratios, minimum tangible net worth amounts, and certain restrictions regarding indebtedness to others.

  On December 31, 1997, the Company entered into a $40 million revolving credit facility and a $13.5 million standby letter of credit facility with a commercial bank that bears interest at prime or a Libor based rate. Letters of credit issued under these credit facilities are charged a 1.0% annual letter of credit fee. The $40 million facility is used to finance working capital requirements and expires on January 2, 2001. At December 31, 1997, there were no amounts outstanding and the standby letters of credit outstanding totaled $2.5 million against the revolving credit facility. The $13.5 million standby letter of credit facility, which expires on January 2, 2001, supports outstanding letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC. Under the terms of the credit facilities, the Company is also required to maintain specified financial ratios and levels of net worth.

  In December 1996, the Company placed $41.5 million of fixed rate senior collateralized notes due 2004 with a group of institutional investors. The net proceeds from the private placement were used to repay bank debt and provide a $29 million loan to David G. Price.

  On July 30, 1996, the Company entered into two $15 million credit facilities with a commercial bank that beared interest at prime or a Libor based rate. Letters of credit issued under these credit facilities were charged a 1.5% annual letter of credit fee. The first $15 million facility was used to finance working capital requirements and expired on August 1, 1997. At December 31, 1996, there was $3,000,000 outstanding and the standby letters of credit outstanding totaled $4,181,000. The second $15 million credit facility, which was due to expire on August 15, 1997, but was extended to December 31, 1997, supported $13,555,000 of letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC. The Company was also required to maintain specified financial ratios and levels of net worth.

  The credit facilities and the private placement loan are collateralized by the issued and outstanding stock of an affiliate.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(8) NOTES PAYABLE--CAPITAL LEASES:

  Future minimum payments, by year and in the aggregate, under noncancelable capital leases with initial remaining terms of one year or more consist of the following at December 31, 1997:

   YEAR ENDED DECEMBER 31,                                            AMOUNT
   -----------------------                                        --------------
                                                                  (IN THOUSANDS)
     1998.......................................................      $1,869
     1999.......................................................       2,288
     2000.......................................................         740
                                                                      ------
   Total minimum lease payments.................................       4,897
   Amount representing interest.................................         454
                                                                      ------
   Present value of net minimum lease payments..................       4,443
   Current portion..............................................       1,587
                                                                      ------
   Long-term portion............................................      $2,856
                                                                      ======

(9) EMPLOYEE BENEFIT PLANS:

 1994 Equity Participation Plan

  In 1994, the Company established the 1994 Equity Participation Plan, as amended (the "1994 Plan"). Under the 1994 Plan, 1,200,000 shares may be awarded to key employees as either nonqualified stock options, Performance Awards, as defined, or the right to purchase common stock. There were 280,484 and 475,222 shares available under the 1994 Plan as of December 31, 1997 and 1996, respectively. During 1994, the Company issued 198,677 shares of common stock at $24.86 per share and received notes receivable totaling $4,533,000. During 1995, the Company issued 15,820 shares of common stock at $24.86 per share and received notes receivable totaling $368,000. On December 1, 1996, the stock grants were amended to adjust the formula for determining the initial share value, and as a result the price per share was reduced to $22.05 and the notes receivable were reduced to $3,975,000 for the 1994 grants and $324,000 for the 1995 grant. In 1997, the Company issued 149,264 shares of common stock at prices ranging from $22.05 to $43.12 per share and received notes receivable totaling $4,115,000. The Company also repurchased 65,236 shares of common stock issued under the 1994 Plan at prices ranging from $87.05 to $88.06 per share. As part of the repurchase, notes receivable totaling $1,823,000 were paid off. In January 1998, the Company repurchased 135,053 shares of common stock from certain officers and senior management of the Company for $12,830,000. As part of this transaction, notes receivable totaling $2,709,000 were repaid.

  Stock options granted vest over a three to five year period and are subject to continued employment and the Company achieving certain financial performance targets. The fair value of stock options granted is estimated using the minimum value pricing method with the following assumptions: (i) risk-free interest rate of 7.0%, (ii) expected option life of seven years,
(iii) forfeiture rate of zero, (iv) no expected volatility and (v) dividend yield of 5%.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(9) EMPLOYEE BENEFIT PLANS (CONTINUED):

  The summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995, and the activity with executives, key employees and members of the AGC Board of Directors during the years then ended is presented below:

                                 1997               1996               1995
                          ------------------ ------------------ ------------------
                                    WEIGHTED           WEIGHTED           WEIGHTED
                                    AVERAGE            AVERAGE            AVERAGE
                                     OPTION             OPTION             OPTION
                          NUMBER OF EXERCISE NUMBER OF EXERCISE NUMBER OF EXERCISE
                           SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                          --------- -------- --------- -------- --------- --------
Outstanding at beginning
 of year................   350,595  $ 22.05   350,595   $22.05   318,954   $22.05
Granted--price equals
 fair value.............    15,821    22.05       --       --     31,641    22.05
Granted--price greater
 than fair value            95,127    43.12       --       --        --       --
Exercised...............       --       --        --       --        --       --
Canceled................   (21,119)   22.05       --       --        --       --
                           -------  -------   -------   ------   -------   ------
Options outstanding at
 year end...............   440,424  $ 26.60   350,595   $22.05   350,595   $22.05
                           =======  =======   =======   ======   =======   ======
Options exercisable at
 year end...............   290,314                --                 --

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                            ----------------------------------- ---------------------------
                                            WEIGHTED
                                NUMBER       AVERAGE   WEIGHTED     NUMBER     WEIGHTED
                            OUTSTANDING AT  REMAINING  AVERAGE  OUTSTANDING AT AVERAGE
                             DECEMBER 31,  CONTRACTUAL EXERCISE  DECEMBER 31,  EXERCISE
   EXERCISE PRICE                1997         LIFE      PRICE        1997       PRICE
   --------------           -------------- ----------- -------- -------------- --------
    $22.05.................    345,297         4.1      $22.05     265,690      $22.05
    $43.12.................     95,127         6.0       43.12      24,624       43.12
                               -------                             -------
                               440,424                             290,314
                               =======                             =======

  The Company adopted the disclosure only provision of SFAS No. 123 and accordingly, no compensation expense has been recognized for stock option grants to executives, key employees and members of the AGC Board of Directors. Had compensation expense for such grants been determined based on the fair value of the award, at the grant date, consistent with the provisions of SFAS No. 123, the Company's net income would have been reduced to the proforma amounts indicated below:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                                --------------------------------
                                                   1997       1996      1995
                                                ---------- ---------- ----------
                                                        (IN THOUSANDS)
   Net income--as reported..................... $   19,180 $   14,275 $   9,682
                                                ========== ========== =========
   Net income--pro forma....................... $   19,158 $   14,275 $   9,638
                                                ========== ========== =========

  In 1995, Performance Awards were granted to key members of management who were not awarded the right to purchase common stock or nonqualified stock options. The 1994 Plan provides that holders of Performance Awards have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on the Company's earnings). All Performance Awards mature on December 31, 1998 with the appreciation in share value payable in three equal annual installments, beginning in early 1999. Performance Awards vest based on achieving certain earnings targets of the Company and are subject to continued employment. Performance Awards outstanding totaled 180,567 and 159,686, as of December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, the Company recorded compensation

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

 (9) EMPLOYEE BENEFIT PLANS (CONTINUED):

expense with respect to the Performance Awards in the amount of $17,500,000 as management determined that it is probable the performance targets will be met by December 31, 1998. For the years ended December 31, 1996 and 1995 no compensation expense was recorded with respect to the Performance Awards as the minimum vesting targets had not been achieved.

 Share Appreciation Plan

  The Company has a long-term share appreciation plan (phantom stock plan) for key members of management. The plan is administered by the Board of Directors of AGC and provides that the participants have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on cash flow) at a date five years following the date of grant. The appreciation in share value is payable 50% after the exercise period, and the remainder, with interest in three equal installments, on the last day of the succeeding three years. There were 125,000 and 138,000 outstanding share appreciation rights as of December 31, 1997 and 1996, respectively. There was no share appreciation expense for the years ended December 31, 1997 and 1995. The share appreciation expense for the year ended December 31, 1996 was approximately $620,000. The Company does not intend to grant any additional share appreciation rights.

 401(k) Employee Savings Plan

  The Company has a 401(k) Employee Savings Plan available to all employees who have earned one year of vesting service and are at least 21 years of age. Participants may contribute from 1% to 10% of their earnings, in whole percentages, on a before-tax basis. The Company contributes to participants' accounts based on the amount the participant elects to defer and a matching contribution equal to $0.50 on each dollar contributed by a participant up to 3% of the participant's gross pay. The Company's expense for the plan for the years ended December 31, 1997, 1996 and 1995, was approximately $796,000, $635,000 and $523,000, respectively.

(10) COMMITMENTS AND CONTINGENCIES:

  The Company is the lessee under long-term operating leases for golf courses and equipment. At December 31, 1997, future minimum rental payments required pursuant to the terms of all lease obligations are as follows:

   YEAR ENDED DECEMBER 31,          RELATED PARTIES UNRELATED PARTIES   TOTAL
   -----------------------          --------------- ----------------- ----------
                                                   (IN THOUSANDS)
     1998.........................     $ 71,225         $ 32,007      $  103,232
     1999.........................       71,225           27,303          98,528
     2000.........................       71,225           23,733          94,958
     2001.........................       71,225           19,550          90,775
     2002.........................       71,225           17,126          88,351
     Thereafter...................      614,267          213,861         828,128
                                       --------         --------      ----------
                                       $970,392         $333,580      $1,303,972
                                       ========         ========      ==========

  In addition to minimum rental payments, certain leases require payment of the excess of various percentages of gross revenue over the minimum rental payments. During the years ended December 31, 1997, 1996 and 1995, percentage rentals paid to unrelated parties were approximately $10,179,000, $9,430,000 and $7,789,000, respectively.

  Under the terms of certain leases, the Company is committed to make improvements at golf courses. At December 31, 1997, approximately $8,600,000 of such improvements remain to be made.

  At December 31, 1997, the Company was contingently liable for outstanding letters of credit in the amount of approximately $16,010,000.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(10) COMMITMENTS AND CONTINGENCIES (CONTINUED):

  The Company has continuing litigation matters and other contingencies incurred in the ordinary course of business and has recorded allowances for the payment of these contingencies when such amounts can be estimated and are considered material to the results of operations. Where no allowance has been recorded, the Company does not consider the contingencies material to its consolidated financial position, results of operations or cash flows.

(11) RELATED PARTY TRANSACTIONS:

  The Company rents golf and tennis facilities from David G. Price and related entities in which he has a controlling interest. Rent expense paid to David G. Price and related entities was approximately $71,434,000, $58,643,000 and $47,600,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company recorded net management fees from related entities in the amount of approximately $2,610,000, $1,332,000 and $554,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company has accumulated costs in other receivables relating to construction in progress at certain golf and tennis facilities owned by NGP. Periodically, substantially all of these costs are reimbursed by NGP and related entities. At December 31, 1997 and 1996, these accumulated costs amounted to approximately $9,057,000 and $6,456,000, respectively.

  The Company earns interest on receivables from affiliates at a prime based rate. Interest income from affiliates was approximately $587,000, $818,000 and $873,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

(12) STATEMENT OF CASH FLOWS--SUPPLEMENTAL DISCLOSURES:

  Interest paid for the years ended December 31, 1997, 1996 and 1995 was approximately $5,192,000, $1,950,000 and $2,213,000, respectively.

  State income taxes paid for the years ended December 31, 1997, 1996 and 1995 was approximately $38,000, $223,000 and $149,000, respectively.

  Capital lease obligations of approximately $2,877,000 and $4,707,000 were incurred when the Company entered into leases for new equipment in 1996 and 1995, respectively.

(13) SHAREHOLDERS' EQUITY:

  As discussed in Note 9 to the consolidated financial statements, the Company has issued 298,525 shares of common stock to key employees for notes receivable with a balance at December 31, 1997 and 1996 of $6,591,000 and $4,299,000, respectively. The notes receivable bear interest ranging from six to seven percent and the principal is due in 2004. The notes are collateralized by the common stock issued and are shown on the balance sheets as a reduction in shareholders' equity. Interest income accrued on the notes receivable was approximately $491,000 for the year ended December 31, 1997 and $300,000 for the years ended December 31, 1996 and 1995.

  Interest is paid with proceeds from shareholder distributions and, if necessary, a portion of their annual bonus. To the extent these amounts are insufficient to cover the current year interest, the unpaid interest may be added to the principal of the note. No amounts were added to principal for the years ended December 31, 1997, 1996 and 1995.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          National Golf Properties, Inc.

                                                   /s/ James M. Stanich
                                          By: _________________________________
                                                JAMES M. STANICH PRESIDENT

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

         /s/ David G. Price            Chairman of the           February 6,
-------------------------------------   Board                        1998
           DAVID G. PRICE

        /s/ James M. Stanich           President and             February 6,
-------------------------------------   Director (Principal          1998
          JAMES M. STANICH              Executive Officer)

         /s/ Neil M. Miller            Vice President--          February 6,
-------------------------------------   Finance                      1998
           NEIL M. MILLER

        /s/ William C. Regan           Vice President--          February 6,
-------------------------------------   Controller and               1998
          WILLIAM C. REGAN              Treasurer

        /s/ Richard A. Archer          Director                  February 6,
-------------------------------------                                1998
          RICHARD A. ARCHER

      /s/ John C. Cushman, III         Director                  February 6,
-------------------------------------                                1998
        JOHN C. CUSHMAN, III

          /s/ Bruce Karatz             Director                  February 6,
-------------------------------------                                1998
            BRUCE KARATZ

         /s/ Charles S. Paul           Director                  February 6,
-------------------------------------                                1998
           CHARLES S. PAUL

         /s/ Edward R. Sause           Director                  February 6,
-------------------------------------                                1998
           EDWARD R. SAUSE