Form 10-Q
period 1998-03-31
NATIONAL GOLF PROPERTIES INC
filed 1998-05-15
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998

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

12,498,395 shares of common stock, $.01 par value, as of April 22, 1998

                         NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                         Page
                                                                                         ----
Part I.                 Financial Information

    Item 1.             Financial Statements


                        Consolidated Balance Sheets of National Golf Properties,
                        Inc. as of March 31, 1998 and December 31, 1997                    3

                        Consolidated Statements of Operations of National Golf
                        Properties, Inc. for the three months ended March 31,
                        1998 and 1997                                                      4

                        Consolidated Statements of Cash Flows of National Golf
                        Properties, Inc. for the three months ended March 31,
                        1998 and 1997                                                      5

                        Notes to Consolidated Financial Statements                         6

    Item 2.             Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                10

Part II.                Other Information                                                  15

                        Exhibit Index                                                      17

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)


                                                                March 31,                December 31,
                                                                  1998                       1997
                                                         ---------------------      ---------------------
ASSETS
Property:
  Land                                                          $  72,461                   $ 72,339
  Buildings                                                       181,568                    181,571
  Ground improvements                                             301,814                    301,814
  Furniture, fixtures and equipment                                35,597                     35,589
  Construction in progress                                         15,029                     10,569
                                                                ---------                   --------
                                                                  606,469                    601,882
  Less:  accumulated depreciation                                (101,237)                   (94,872)
                                                                ---------                   --------
       Net property                                               505,232                    507,010
Cash and cash equivalents                                               -                      1,698
Investments                                                         1,206                      1,215
Mortgage note receivable                                            2,200                      2,200
Investment in joint venture                                         7,895                      8,004
Due from affiliate                                                  4,728                      4,524
Other assets, net                                                  12,048                     10,663
                                                                ---------                   --------
       Total assets                                             $ 533,309                   $535,314
                                                                =========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                                                   $ 235,079                   $299,032
Accounts payable and other liabilities                             10,510                      5,385
                                                                ---------                   --------
       Total liabilities                                          245,589                    304,417
                                                                ---------                   --------

Minority interest                                                  75,424                     17,868
                                                                ---------                   --------

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000
 shares authorized - none issued                                        -                          -

Common stock, $.01 par value, 40,000,000
 shares authorized, 12,478,395 and
 12,408,195 shares issued and outstanding at
 March 31, 1998 and December 31, 1997,
 respectively                                                         125                        124
Additional paid in capital                                        217,633                    217,361
Accumulated deficit                                                (1,360)                    (1,360)
Unamortized restricted stock compensation                          (4,102)                    (3,096)
                                                                ---------                   --------
       Total stockholders' equity                                 212,296                    213,029
                                                                ---------                   --------
       Total liabilities and
         stockholders' equity                                   $ 533,309                   $535,314
                                                                =========                   ========


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                          For the three              For the three
                                                          months ended               months ended
                                                         March 31, 1998             March 31, 1997
                                                       -------------------        -------------------
Revenues:
  Rent from affiliates                                            $18,986                    $16,676
  Rent                                                                823                        773
  Equity in income from joint venture                                  89                          -
                                                                  -------                    -------
     Total revenues                                                19,898                     17,449
                                                                  -------                    -------
Expenses:
  General and administrative                                        1,390                      1,214
  Depreciation and amortization                                     6,582                      5,918
                                                                  -------                    -------
     Total expenses                                                 7,972                      7,132
                                                                  -------                    -------

  Operating income                                                 11,926                     10,317

Other income (expense):
  Interest income                                                     102                         95
  Other income                                                        345                         68
  Interest expense                                                 (5,393)                    (4,572)
                                                                  -------                    -------
Income before provision for taxes and
 minority interest                                                  6,980                      5,908
Provision for taxes                                                   (58)                       (54)
                                                                  -------                    -------
Income before minority interest                                     6,922                      5,854
Income applicable to minority interest                             (3,211)                    (2,576)
                                                                  -------                    -------
Net income                                                        $ 3,711                    $ 3,278
                                                                  =======                    =======
Basic earnings per share                                          $  0.30                    $  0.27
Weighted average number of shares                                  12,458                     12,345

Diluted earnings per share                                        $  0.29                    $  0.26
Weighted average number of shares                                  12,586                     12,514
Distribution declared per common share
 outstanding                                                      $  0.43                    $  0.42

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                             For the three              For the three
                                                              months ended               months ended
                                                             March 31, 1998             March 31, 1997
                                                           -------------------        -------------------
Cash flows from operating activities:
  Net income                                                     $  3,711                   $  3,278
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                  6,582                      5,918
     Amortization of restricted stock                                 509                        398
     Minority interest in earnings                                  3,211                      2,576
     Distributions from joint venture, net
      of equity in income                                             106                          -
     Other adjustments                                                  -                         36
     Changes in assets and liabilities:
       Other assets                                                (1,607)                     3,654
       Accounts payable and other
        liabilities                                                 4,666                      2,949
       Due from/to affiliate                                         (209)                      (237)
                                                                 --------                   --------
          Net cash provided by
           operating activities                                    16,969                     18,572
                                                                 --------                   --------
Cash flows from investing activities:
  Purchase of available-for-sale
   securities                                                      (1,814)                        (5)
  Proceeds from sale of available-for-
   sale securities                                                  1,827                          3

  Investment in joint venture                                           2                          -
  Proceeds from short-term investment                                 215                          -
  Proceeds from mortgage loans                                          -                         77
  Purchase of property and related assets                          (4,581)                   (16,303)
                                                                 --------                   --------
          Net cash used by investing
           activities                                              (4,351)                   (16,228)
                                                                 --------                   --------

Cash flows from financing activities:
  Principal payments on notes payable                             (71,074)                   (15,069)
  Proceeds from notes payable                                       7,000                     12,800
  Proceeds from Preferred Units, net of
   offering expenses                                               58,492                          -
  Proceeds from stock options exercised                               412                        216
  Cash distributions                                               (5,365)                    (5,192)
  Limited partners' cash distributions                             (3,781)                    (3,692)
                                                                 --------                   --------
          Net cash used by financing
           activities                                             (14,316)                   (10,937)
                                                                 --------                   --------
Net decrease in cash                                               (1,698)                    (8,593)
Cash and cash equivalents at beginning of
 period                                                             1,698                     11,224
                                                                 --------                   --------
Cash and cash equivalents at end of period                       $      -                   $  2,631
                                                                 ========                   ========
Supplemental cash flow information:
  Interest paid                                                  $  2,499                   $    958
  Taxes paid                                                           42                        139

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns substantially all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"), pursuant to its 58.5% ownership of the common units of partnership interest in the Operating Partnership ("Common Units"). The Operating Partnership has an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three months ended March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options. The incremental shares for the three months ended March 31, 1998 and 1997 were 128,017 and 168,514, respectively.

     In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." This statement provides that internal acquisition costs of identifying and acquiring operating properties should be expensed as incurred. Prior to this statement, the only internal acquisition costs capitalized by the Company were acquisition bonuses. This statement applies to all internal acquisition costs effective March 19, 1998. There is no material impact anticipated to the Company's earnings per share, financial condition, or results of operations.

(2)  Preferred Units
     ---------------

     On March 4, 1998, the Operating Partnership completed the private placement of 1,200,000 8% Series A Cumulative Redeemable Preferred Units ("Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor for a contribution to the Operating Partnership of $60 million. The Preferred Units, which may be called by the Operating Partnership at par on or after March 4, 2003, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8%. The Preferred Units are not convertible into common stock of the Company. The Operating Partnership used $58 million of the approximately $58.5 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

(3)  Lease Rental Agreements
     -----------------------

     The minimum rent for the first year for each golf course under the leases is initially set at a fixed amount. Thereafter, with respect to the leases for the initial portfolio of golf courses at the time of the completion of the Company's initial public stock offering on August 18, 1993 (the "Offering"), minimum rent will be increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these leases, percentage rent will be paid to the Company each year in the amount, if any, by which the sum of 35% of course revenue in excess of a baseline amount plus 5% of other revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such leases. Generally, for the leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of course revenue and other revenue. The minimum base rent under these leases will be increased for specified years during the lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. On an interim basis, percentage rent is recognized taking into consideration the seasonality of the golf courses. Such percentage rent income for the three months ended March 31, 1998 and 1997 was approximately $1,224,000 and $1,164,000, respectively.

(4)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the three months ended March 31, 1997 include approximately $1.1 million in capital improvements accrued but not paid.

(5)  Other Data
     ----------

     AGC is the lessee of all but five of the golf course properties in the Company's portfolio at March 31, 1998. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 5.4% of the Company's outstanding common stock and approximately 38.4% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                                   March 31,             December 31,
                                                                     1998                   1997
                                                            -------------------    -------------------
                                                                       (In thousands)
Current assets                                                     $ 72,673               $ 79,692
Non-current assets                                                  147,670                147,423
                                                                   --------               --------
  Total assets                                                     $220,343               $227,115
                                                                   ========               ========
Current liabilities                                                $ 58,881               $ 59,670
Long-term liabilities                                               107,929                 97,766
Minority interest                                                       286                    501
Shareholders' equity                                                 53,247                 69,178
                                                                   --------               --------
Total liabilities and shareholders' equity                         $220,343               $227,115
                                                                   ========               ========

                                                                   For the three months ended
                                                                            March 31,
                                                         ------------------------------------------------
                                                                 1998                         1997
                                                         ---------------------         ------------------
                                                                           (In thousands)
Total revenues                                                  $107,970                    $103,407
                                                                ========                    ========
Net income (loss)                                               $ (4,030)                   $  1,560
                                                                ========                    ========

     Total revenues from golf course operations and management agreements for AGC increased by $4.6 million, or 4.4%, to $108 million for the three months ended March 31, 1998 compared to $103.4 million for the three months ended March 31, 1997. The increase in revenues was primarily attributable to the addition of seven leased courses and three management courses.

     Net income decreased by $5.6 million to a net loss of $4 million for the three months ended March 31, 1998 compared to net income of $1.6 million for the corresponding three months of 1997. The decrease in net income was primarily due to the reduction in same course revenue from the adverse weather caused by El Nino in the sun belt states, where AGC has more mature properties with higher operating margins. In addition, while the new acquisitions contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation.

(6)  Subsequent Events
     -----------------

     On April 6, 1998, the Board of Directors declared a distribution of $0.43 per share for the quarter ended March 31, 1998 to stockholders of record on April 30, 1998, which distribution will be paid on May 15, 1998.

     On April 13, 1998, the Company purchased Ivy Hills Country Club located in Cincinnati, Ohio for approximately $1.7 million.

     On April 20, 1998, the Operating Partnership completed the private placement of an additional 300,000 Preferred Units to an institutional investor (who on March 4, 1998 contributed $60 million to the Operating Partnership for 1,200,000 Preferred Units) for a contribution to the Operating Partnership of $15 million. The Operating Partnership used $14.5 million of the approximately $14.6 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

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

The discussion of the results of operations compares the three months ended March 31, 1998 with the three months ended March 31, 1997.

Results of Operations
---------------------

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

Net income increased by $433,000 to $3,711,000 for the three months ended March 31, 1998 compared to $3,278,000 for the three months ended March 31, 1997. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $2,360,000; (ii) an increase in general and administrative expenses of approximately $176,000; (iii) an increase in depreciation and amortization expense of approximately $664,000; (iv) an increase in other income of approximately $277,000; (v) an increase in interest expense of approximately $821,000; and (vi) an increase in income applicable to minority interest of $635,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of seven golf course properties subsequent to March 31, 1997, which accounted for approximately $1,518,000 of the increase; (ii) a full quarter of rent in 1998 on two golf course properties acquired in the first quarter of 1997, which accounted for approximately $299,000 of the increase; (iii) an increase in percentage rents under the leases with respect to the golf course properties owned at December 31, 1996, which represents an increase of approximately $12,000; and (iv) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1996, which accounted for approximately $531,000 of the increase.

The increase in general and administrative expenses was primarily due to (i) costs associated with investor relations and (ii) payments to be made to a former employee under a consulting agreement. The increase in depreciation and amortization expense was due to: (i) the acquisition of seven golf course properties subsequent to March 31, 1997 and (ii) a full quarter of depreciation expense in 1998 on two golf course properties acquired in the first quarter of 1997.

The increase in other income was primarily due to excess land sales. The increase in interest expense was primarily attributable to the increase in outstanding advances under the credit facility. Part of the increase in income applicable to minority interest was due to income allocated to holders of Preferred Units.

Liquidity and Capital Resources
-------------------------------

At March 31, 1998, the Company had approximately $1.2 million in investments, a mortgage loan of $2.2 million, mortgage indebtedness of approximately $30.2 million and unsecured indebtedness of approximately $204.9 million. The $235.1 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.01%. Of the $235.1 million of debt, $208.1 million is fixed rate debt and is payable either quarterly or semi-annually and matures between 1999 and 2008.

In order to maintain its qualification as a real estate investment trust ("REIT") for federal income tax purposes, the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect funds from operations and will influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the leases with respect to the golf courses; (iii) any payment to the Company of percentage rent under the leases with respect to the golf courses; and (iv) increase in preferred distributions resulting from the issuance of Preferred Units. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly.

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired through April 22, 1998, the Company is required under the leases or has committed to pay for various remaining capital improvements totaling approximately $22.1 million, of which approximately $20 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases, the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or Common Units as consideration for such purchases. The Company currently has with a group of four commercial banks a $100 million credit facility, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At March 31, 1998, such rate was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $11.5 million and $27 million under the credit facility, bearing interest at a weighted average rate of 7.2% and 7.1%, as of April 22, 1998 and March 31, 1998, respectively.

On March 4, 1998, the Operating Partnership completed the private placement of 1,200,000 Preferred Units, representing a limited partnership interest in the Operating Partnership, to an institutional investor for a contribution to the Operating Partnership of $60 million. The Operating Partnership used $58 million of the approximately $58.5 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility. Also, on April 20, 1998, the Operating Partnership completed the private placement of an additional 300,000 Preferred Units, representing a limited partnership interest in the Operating Partnership, to the same institutional investor for a contribution to the Operating Partnership of $15 million. The Operating Partnership used $14.5 million of the approximately $14.6 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

For the period January 1, 1998 through April 22, 1998 the Company purchased one golf course for an aggregate initial investment of approximately $1.7 million, which investment was financed by $700,000 of cash from operations and $1 million of advances under the Company's credit facility.

The limited partners of the Operating Partnership have the right, exercisable once in any 12 month period, to sell up to one-third of their Common Units or exchange up to the greater of 75,000 Common Units or one-third of their Common Units to the Company. If the Common Units are sold for cash, the Company will have the option to pay for such Common Units with available cash, borrowed funds or from the proceeds of an offering of common stock. If the Common Units are exchanged for shares of common stock, the Operating Partnership limited partner will receive the number of shares of common stock having a market value at the time of exercise equal to the fair market value of the Common Units being exchanged.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the three months ended March 31, 1998 and 1997.

                                                                          Three months ended
                                                                               March 31,
                                                                               ---------
                                                                             (In thousands)
                                                                    1998                       1997
                                                            --------------------       --------------------
Net income                                                         $ 3,711                    $ 3,278
Distributions - Preferred Units                                       (360)                         -
Minority interest                                                    3,211                      2,576
Depreciation and amortization                                        6,687                      5,918
Excess land sales                                                     (342)                         -
Amortization - loan costs                                              (59)                       (52)
Depreciation - corporate                                               (16)                       (13)
                                                                   -------                    -------
Funds from operations                                               12,832                     11,707
Company's share of funds from operations                             53.61%                     56.00%
                                                                   -------                    -------
Company's funds from operations                                     $6,879                     $6,556
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

New Pronouncement
-----------------

In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." This statement provides that internal acquisition costs of identifying and acquiring operating properties should be expensed as incurred. Prior to this statement, the only internal acquisition costs capitalized by the Company were acquisition bonuses. This statement applies to all internal acquisition costs effective March 19, 1998. There is no material impact anticipated to the Company's earnings per share, financial condition, or results of operations.

                          Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)3.1   Articles Supplementary of the Registrant

  10.1   Second Amended and Restated Agreement of Limited Partnership of
         National Golf Operating Partnership, L.P., dated as of April 20, 1998

  10.2   Amended and Restated Registration Rights Agreement, dated as of April
         20, 1998, by and among National Golf Properties, Inc., National Golf
         Operating Partnership, L.P. and the unit holders named therein

  10.3   Contribution Agreement, dated as of April 20, 1998, between Belair
         Capital Fund LLC, National Golf Operating Partnership, L.P. and
         National Golf Properties, Inc.

  27     Financial Data Schedule

(b) During the quarter a report on Form 8-K was filed by the Company. The report dated March 4, 1998 reported that the Operating Partnership completed the private placement of 1,200,000 8% Series A Cumulative
         Redeemable Preferred Units, representing a limited partnership interest in the Operating Partnership, to an institutional investor for a contribution to the Operating Partnership of $60 million.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            National Golf Properties, Inc.


Date:  May 13, 1998                         By:  /s/ William C. Regan
                                                 --------------------
                                                 William C. Regan
                                                 Vice President - Controller
                                                 and Treasurer

                                 EXHIBIT INDEX

                                                                                          Sequentially
Exhibit                                                                                     Numbered
Number            Description                                                                Page
-------           -----------                                                             --------------
 3.1              Articles Supplementary of the Registrant

 10.1 Second Amended and Restated Agreement of Limited Partnership of National Golf Operating Partnership, L.P., dated as of
                  April 20, 1998

 10.2 Amended and Restated Registration Rights Agreement, dated as of April 20, 1998, by and among National Golf Properties,
                  Inc., National Golf Operating Partnership, L.P. and the unit holders named therein

 10.3             Contribution Agreement, dated as of April 20, 1998, between
                  Belair Capital Fund LLC, National Golf Operating
                  Partnership, L.P. and National Golf Properties, Inc.

 27               Financial Data Schedule