Form 10-Q
period 1998-06-30
NATIONAL GOLF PROPERTIES INC
filed 1998-08-13
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

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

12,509,895 shares of common stock, $.01 par value, as of July 31, 1998

                         NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                   Page
                                                                                   ----

Part I.            Financial Information
   Item 1.         Financial Statements

                   Consolidated Balance Sheets of National Golf Properties,
                   Inc. as of June 30, 1998 and December 31, 1997                    3

                   Consolidated Statements of Operations of National Golf
                   Properties, Inc. for the three months ended June 30,
                   1998 and 1997                                                     4

                   Consolidated Statements of Operations of National Golf
                   Properties, Inc. for the six months ended June 30, 1998
                   and 1997                                                          5

                   Consolidated Statements of Cash Flows of National Golf
                   Properties, Inc. for the six months ended June 30, 1998
                   and 1997                                                          6

                   Notes to Consolidated Financial Statements                        7


   Item 2.         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              12

Part II.           Other Information                                                17

                   Exhibit Index                                                    19

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 June 30,            December 31,
                                                                   1998                  1997
                                                                ----------          -------------
ASSETS
PROPERTY:
  Land                                                          $  72,477              $ 72,339
  Buildings                                                       182,312               181,571
  Ground improvements                                             302,397               301,814
  Furniture, fixtures and equipment                                35,750                35,589
  Construction in progress                                         22,352                10,569
                                                                ---------              --------
                                                                  615,288               601,882
  Less:  accumulated depreciation                                (107,517)              (94,872)
                                                                ---------              --------
       Net property                                               507,771               507,010
Cash and cash equivalents                                           3,022                 1,698
Investments                                                         1,202                 1,215
Mortgage note receivable                                            2,200                 2,200
Investment in joint venture                                         7,804                 8,004
Due from affiliate                                                      -                 4,524
Other assets, net                                                  12,585                10,663
                                                                ---------              --------
       Total assets                                             $ 534,584              $535,314
                                                                =========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                                                   $ 223,288              $299,032
Accounts payable and other liabilities                              6,845                 5,385
Due to affiliate                                                    4,092                     -
                                                                ---------              --------
       Total liabilities                                          234,225               304,417
                                                                ---------              --------

Minority Interest                                                 167,292                96,007
                                                                ---------              --------

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares
 authorized - none issued                                               -                     -
Common stock, $.01 par value, 40,000,000 shares authorized,
 12,509,895 and 12,408,195 shares issued and outstanding at
 June 30, 1998 and December 31, 1997, respectively                    125                   124
Additional paid in capital                                        137,971               139,222
Accumulated deficit                                                (1,360)               (1,360)
Unamortized restricted stock compensation                          (3,669)               (3,096)
                                                                ---------              --------
       Total stockholders' equity                                 133,067               134,890
                                                                ---------              --------
       Total liabilities and
         stockholders' equity                                   $ 534,584              $535,314
                                                                =========              ========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             For the three          For the three
                                                             months ended           months ended
                                                             June 30, 1998          June 30, 1997
                                                             -------------          -------------
Revenues:
  Rent from affiliates                                         $17,873                $17,744
  Rent                                                             823                    770
  Equity in income from joint venture                              101                      -
  Gain on sale of property                                           -                    217
                                                               -------                -------
     Total revenues                                             18,797                 18,731
                                                               -------                -------

Expenses:
  General and administrative                                     1,134                  1,285
  Depreciation and amortization                                  6,502                  5,967
                                                               -------                -------
     Total expenses                                              7,636                  7,252
                                                               -------                -------

  Operating income                                              11,161                 11,479

Other income (expense):
  Interest income                                                  105                     85
  Gain on property condemnation                                    993                      -
  Other income                                                       1                    407
  Interest expense                                              (4,531)                (4,691)
                                                               -------                -------
Income before provision for taxes and
 minority interest                                               7,729                  7,280
Provision for taxes                                                (58)                   (59)
                                                               -------                -------
Income before minority interest                                  7,671                  7,221
Income applicable to minority interest                          (4,167)                (3,134)
                                                               -------                -------

Net income                                                     $ 3,504                $ 4,087
                                                               =======                =======

Basic earnings per share                                       $  0.28                $  0.33
Weighted average number of shares                               12,504                 12,356

Diluted earnings per share                                     $  0.28                $  0.33
Weighted average number of shares                               12,619                 12,511

Distribution declared per common share outstanding
                                                               $  0.43                $  0.42


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              For the six                For the six
                                                             months ended               months ended
                                                             June 30, 1998              June 30, 1997
                                                            --------------              -------------
Revenues:
  Rent from affiliates                                         $36,859                    $34,420
  Rent                                                           1,646                      1,543
  Equity in income from joint venture                              190                          -
  Gain on sale of property                                           -                        217
                                                               -------                    -------
     Total revenues                                             38,695                     36,180
                                                               -------                    -------

Expenses:
  General and administrative                                     2,524                      2,499
  Depreciation and amortization                                 13,084                     11,885
                                                               -------                    -------
     Total expenses                                             15,608                     14,384
                                                               -------                    -------

  Operating income                                              23,087                     21,796

Other income (expense):
  Interest income                                                  207                        180
  Gain on property condemnation                                    993                          -
  Other income                                                     346                        475
  Interest expense                                              (9,924)                    (9,263)
                                                               -------                    -------
Income before provision for taxes and
 minority interest                                              14,709                     13,188
Provision for taxes                                               (116)                      (113)
                                                               -------                    -------
Income before minority interest                                 14,593                     13,075
Income applicable to minority interest                          (7,378)                    (5,710)
                                                               -------                    -------

Net income                                                     $ 7,215                    $ 7,365
                                                               =======                    =======


Basic earnings per share                                       $  0.58                    $  0.60
Weighted average number of shares                               12,481                     12,351

Diluted earnings per share                                     $  0.57                    $  0.59
Weighted average number of shares                               12,597                     12,506

Distribution declared per common share outstanding             $  0.86                    $  0.84


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                For the six             For the six
                                                               months ended            months ended
                                                               June 30, 1998           June 30, 1997
                                                               -------------           -------------
Cash flows from operating activities:
  Net income                                                     $  7,215                  $  7,365
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                 13,084                    11,885
     Amortization of restricted stock                                 942                       764
     Minority interest in earnings                                  7,378                     5,710
     Distributions from joint venture, net
      of equity in income                                             198                         -
     Gain on sale of property                                           -                      (217)
     Gain on property condemnation                                   (993)                        -
     Other adjustments                                                  -                        54
     Changes in assets and liabilities:
       Other assets                                                (2,322)                    2,960
       Accounts payable and other
        liabilities                                                  (117)                    4,600
       Due from/to affiliate                                        1,205                      (616)
                                                                 --------                  --------
          Net cash provided by
           operating activities                                    26,590                    32,505
                                                                 --------                  --------

Cash flows from investing activities:
  Purchase of available-for-sale securities                        (2,709)                       (7)
  Proceeds from sale of available-for-sale
   securities                                                       2,727                         3
  Investment in joint venture                                           2                         -
  Proceeds from short-term investment                                 366                         -
  Proceeds from mortgage loans                                          -                       732
  Purchase of property and related assets                          (6,320)                  (30,595)
  Proceeds from sale of property and
   related assets                                                   1,305                       986
                                                                 --------                  --------
          Net cash used by investing
           activities                                              (4,629)                  (28,881)
                                                                 --------                  --------

Cash flows from financing activities:
  Principal payments on notes payable                             (96,498)                  (52,764)
  Proceeds from notes payable                                      20,500                    62,550
  Loan costs                                                          (15)                        -
  Proceeds from Preferred Units, net of
   offering expenses                                               73,012                         -
  Proceeds from stock options exercised                             1,053                       695
  Cash distributions                                              (10,744)                  (10,385)
  Limited partners' cash distributions                             (7,945)                   (7,426)
                                                                 --------                  --------
          Net cash used by financing
           activities                                             (20,637)                   (7,330)
                                                                 --------                  --------

Net increase (decrease) in cash                                     1,324                    (3,706)
Cash and cash equivalents
 beginning of period                                                1,698                    11,224
                                                                 --------                  --------
Cash and cash equivalents at end of period                       $  3,022                  $  7,518
                                                                 ========                  ========

Supplemental cash flow information:
  Interest paid                                                  $ 10,440                  $  9,155
  Taxes paid                                                          132                       172

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

     The accompanying consolidated financial statements for the three and six months ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options. The incremental shares for the three months ended June 30, 1998 and 1997 were 114,635 and 155,257, respectively. The incremental shares for the six months ended June 30, 1998 and 1997 were 116,015 and 155,286, respectively.

     In March 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board (the "EITF") issued Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." This statement provides that internal acquisition costs of identifying and acquiring operating properties should be expensed as incurred. Prior to this statement, the only internal acquisition costs capitalized by the Company were acquisition bonuses. This statement applies to all internal acquisition costs incurred after March 19, 1998. There is no material impact anticipated by the adoption of this statement to the Company's earnings per share, financial condition, or results of operations.

     In May 1998, the EITF issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provides that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. This statement applies to all contingent rental income effective with the second quarter of 1998. On a quarterly basis, there is a material impact anticipated to the Company's earnings per share, financial condition, and results of operations. Contingent rent not recorded in the first, second or third quarters will be recognized in the fourth quarter. Therefore, on an annual basis, there is no material impact anticipated to the Company's earnings per share, financial condition, or results of operations.

     The accompanying consolidated balance sheet has been restated to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' interest in the net assets of the Company after giving effect to their exchange rights of Common Units into the Company's common stock. While the limited partners have not indicated such a desire to convert their Common Units, GAAP requires the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of the Operating Partnership. The reallocation at June 30, 1998 and December 31, 1997 was approximately $78.4 million and $78.1 million, respectively.


(2)  Property
     --------

     During the six months ended June 30, 1998, the Company purchased one golf course for an initial investment of approximately $1.8 million. The acquisition has been accounted for utilizing the purchase method of accounting, and accordingly, the acquired asset is included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf course is leased to American Golf Corporation ("AGC") pursuant to a long-term triple net lease.

 Acquisition                                                         Initial
   Date               Course Name                 Location          Investment
------------          -----------                 --------          ----------
                                                                   (In thousands)
4/13/98               Ivy Hills Country Club      Cincinnati,
                                                  Ohio                $1,806
                                                                      ------
                      Total Initial Investment                        $1,806
                                                                      ======


     The Company recognized a gain on property condemnation of approximately $1 million due to the State of North Carolina condemning four golf holes at one of the Company's golf courses for a state highway project. The State has not taken physical possession of the property because the project has not been started. The Company expects to purchase land adjacent to the golf course sufficient to replace the condemned holes.


(3)  Preferred Units
     ---------------

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

     Also, on April 20, 1998, the Operating Partnership completed the private placement of an additional 300,000 Preferred Units to the same institutional investor for a contribution to the Operating Partnership of $15 million. The Operating Partnership used $14.5 million of the approximately $14.6 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.


(4)  Pro Forma Finanicial Information
     --------------------------------

     The pro forma financial information set forth below is presented as if the 1998 acquisition (Note 2) had been consummated as of January 1, 1997.

     The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisition had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                                   For the six
(In thousands, except per share amounts)                      months ended June 30,
----------------------------------------         -----------------------------------------------
                                                        1998                         1997
                                                 ------------------           ------------------
Revenues from rental property                         $38,556                      $36,053
Net income                                            $ 7,216                      $ 7,316
Basic earnings per share                              $  0.58                      $  0.59
Diluted earnings per share                            $  0.57                      $  0.58

     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation and amortization expense and (ii) an increase in interest expense.


(5)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the six months ended June 30, 1998 and 1997 include approximately $3.9 million and $1 million, respectively, in capital improvements accrued but not paid.


(6)  Other Data
     ----------

     AGC is the lessee of all but five of the golf course properties in the Company's portfolio at June 30, 1998. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company's outstanding common stock and approximately 19.2% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                    June 30,           December 31,
                                                      1998                 1997
                                                    --------           ------------
                                                          (In thousands)
Current assets                                      $ 83,443             $ 79,692
Non-current assets                                   152,181              147,423
                                                    --------             --------

  Total assets                                      $235,624             $227,115
                                                    ========             ========

Current liabilities                                 $ 73,098             $ 59,670
Long-term liabilities                                 95,606               97,766
Minority interest                                        479                  501
Shareholders' equity                                  66,441               69,178
                                                    --------             --------

Total liabilities and shareholders' equity          $235,624             $227,115
                                                    ========             ========

                                                       For the six months ended
                                                               June 30,
                                                    -----------------------------
                                                      1998                 1997
                                                    ---------            --------
                                                            (In thousands)

Total revenues                                       $277,461            $255,869
                                                     ========            ========

Net income                                           $  9,904            $ 20,597
                                                     ========            ========

     Total revenues from golf course operations and management agreements for AGC increased by $21.6 million, or 8.4%, to $277.5 million for the six months ended June 30, 1998 compared to $255.9 million for the six months ended June 30, 1997. The increase in revenues was primarily attributable to the addition of nine leased courses and three management courses.

     Net income decreased by $10.7 million to $9.9 million for the six months ended June 30, 1998 compared to $20.6 million for the corresponding six months of 1997. The decrease in net income was primarily due to the reduction in same course revenue from the adverse weather caused by El Nino in the sun belt states, where AGC has more mature properties with higher operating margins. In addition, while the new acquisitions contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation.


(7)  Subsequent Events
     -----------------

     On July 8, 1998, the Company purchased Majestic Oaks Golf Club located in Ham Lake, Minnesota and Woodland Creek Golf Course located in Andover, Minnesota for approximately $12.4 million.

     On July 9, 1998, the Board of Directors declared a distribution of $0.43 per share for the quarter ended June 30, 1998 to stockholders of record on July 31, 1998, which distribution will be paid on August 14, 1998.

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

The discussion of the results of operations compares the three months ended June 30, 1998 with the three months ended June 30, 1997 and the six months ended June 30, 1998 with the six months ended June 30, 1997.

Results of Operations
---------------------

Comparison of the three months ended June 30, 1998 to the three months ended June 30, 1997

Net income decreased by $583,000 to $3,504,000 for the three months ended June 30, 1998 compared to $4,087,000 for the three months ended June 30, 1997. The net decrease was primarily attributable to: (i) an increase in rent revenue of approximately $182,000; (ii) an increase in depreciation and amortization expense of approximately $535,000; (iii) an increase in gain on property condemnation of approximately $993,000; (iv) a decrease in other income of approximately $406,000; (v) a decrease in interest expense of approximately $160,000; and (vi) an increase in income applicable to minority interest of approximately $1,033,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of six golf course properties subsequent to June 30, 1997, which accounted for approximately $1,250,000 of the increase; (ii) a full quarter of rent in 1998 on two golf course properties acquired in the second quarter of 1997, which accounted for approximately $76,000 of the increase; and (iii) the increase in base rents under the leases with respect to the golf course properties owned at March 31, 1997, which accounted for approximately $524,000 of the increase, which was offset by a decrease in percentage rents under the leases with respect to the golf course properties owned at March 31, 1997 of approximately $1,668,000.

As a result of EITF 98-9, no percentage rent was recognized in the second quarter of 1998. Otherwise, the Company would have recorded percentage rent in the second quarter of approximately $1,808,000.

The increase in depreciation and amortization expense was due to: (i) the acquisition of six golf course properties subsequent to June 30, 1997 and (ii) a full quarter of depreciation expense in 1998 on two golf course properties acquired in the second quarter of 1997.

The increase in gain on property condemnation was due to the State of North Carolina condemning four golf holes at one of the Company's golf courses for a state highway project. The State has not taken physical possession of the property because the project has not been started. The Company expects to purchase land adjacent to the golf course sufficient to replace the condemned holes.

The decrease in other income was primarily due to the decrease in excess land sales. The decrease in interest expense was primarily attributable to the decrease in outstanding advances under the credit facility. Part of the increase in income applicable to minority interest was due to income allocated to holders of Preferred Units.

Comparison of the six months ended June 30, 1998 to the six months ended June 30, 1997

Net income decreased by $150,000 to $7,215,000 for the six months ended June 30, 1998 compared to $7,365,000 for the six months ended June 30, 1997. The net decrease was primarily attributable to: (i) an increase in rent revenue of approximately $2,542,000; (ii) an increase in depreciation and amortization expense of approximately $1,199,000; (iii) an increase in gain on property condemnation of approximately $993,000; (iv) an increase in interest expense of approximately $661,000; and (v) an increase in income applicable to minority interest of $1,668,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of six golf course properties subsequent to June 30, 1997, which accounted for approximately $2,484,000 of the increase; (ii) a full six months of rent in 1998 on four golf course properties acquired in the first six months of 1997, which accounted for approximately $671,000 of the increase; and (iii) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1996, which accounted for approximately $1,047,000 of the increase, which was offset by a decrease in percentage rents under the leases with respect to the golf course properties owned at December 31, 1996 of approximately $1,660,000.

As a result of EITF 98-9, no percentage rent was recognized in the second quarter of 1998. Otherwise, the Company would have recorded percentage rent in the second quarter of approximately $1,808,000.

The increase in depreciation and amortization expense was due to: (i) the acquisition of six golf course properties subsequent to June 30, 1997 and (ii) a full six months of depreciation expense in 1998 on four golf course properties acquired in the first six months of 1997.

The increase in gain on property condemnation was due to the State of North Carolina condemning four golf holes at one of the Company's golf courses for a state highway project. The State has not taken physical possession of the property because the project has not been started. The Company expects to purchase land adjacent to the golf course sufficient to replace the condemned holes.

The increase in interest expense was primarily attributable to the increase in outstanding advances under the credit facility. Part of the increase in income applicable to minority interest was due to income allocated to holders of Preferred Units.

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, the Company had approximately $4.2 million in cash and investments, a mortgage loan of $2.2 million, mortgage indebtedness of approximately $30.2 million and unsecured indebtedness of approximately $193.1 million. The $223.3 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.06%. Of the $223.3 million of debt, $206.8 million is fixed rate debt and is payable either quarterly or semi-annually and matures between 1999 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired through July 31, 1998, the Company is required under the leases or has committed to pay for various remaining capital improvements totaling approximately $20.3 million, of which approximately $17.7 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases, the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or Common Units as consideration for such purchases. The Company currently has with a group of four commercial banks a $100 million credit facility, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At June 30, 1998, such rate was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $27 million and $16.5 million under the credit facility, bearing interest at a weighted average rate of 7.1% and 7.3%, as of July 31, 1998 and June 30, 1998, respectively.

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

For the period January 1, 1998 through July 31, 1998 the Company purchased five golf courses for an aggregate initial investment of approximately $14.2 million, which investment was financed by $2.7 million of cash from operations and $11.5 million of advances under the Company's credit facility. In addition, the Company has one golf course under purchase contract for an aggregate initial investment of approximately $28.5 million and one golf course under a participating mortgage loan commitment of approximately $13.3.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the six months ended June 30, 1998 and 1997.

                                                     Six months ended
                                                        June 30,
                                                        --------
                                                     (In thousands)
                                                  1998            1997
                                                 -------        --------
Net income                                       $ 7,215        $ 7,365
Distributions - Preferred Units                   (1,797)             -
Minority interest                                  7,378          5,710
Depreciation and amortization                     13,282         11,885
Gain on property condemnation                       (993)             -
Gain on sale of property                               -           (217)
Excess land sales                                   (342)          (448)
Amortization - loan costs                           (119)          (107)
Depreciation - corporate                             (33)           (37)
                                                 -------        -------
Funds from operations                             24,591         24,151

Company's share of funds from operations            56.6%          56.3%
                                                 -------        -------

Company's funds from operations                  $13,919        $13,597
                                                 =======        =======

As a result of EITF 98-9, no percentage rent was recognized in the second quarter of 1998. Otherwise, the Company would have recorded percentage rent in the second quarter of $1,808,000. The additional rent would have increased funds from operations for the six months ended June 30, 1998 from $24,591,000 to $26,399,000.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of stockholders of the Company was held on May 5, 1998. The matter voted upon at the meeting was the election of two directors to serve until the 2001 annual meeting of stockholders and until their successors are elected and have qualified.

         The results of the voting for election of Mr. Bruce Karatz and Mr. James M. Stanich to the Board of Directors are as follows:

                                                             Authority
         Director                     Shares Cast for        Withheld
         --------                     ---------------        ----------
         Mr. Bruce Karatz                11,033,796           128,974
         Mr. James M. Stanich            11,032,088           130,682

          In addition to the above directors, the following directors will continue in office:

                                           Term
            Name                          Expires
            ----                          -------
          Mr. Richard A. Archer            2000
          Mr. John C. Cushman, III         1999
          Mr. Charles S. Paul              1999
          Mr. David G. Price               2000
          Mr. Edward R. Sause              1999

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)27     Financial Data Schedule

(b)       None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          National Golf Properties, Inc.


Date:  July 31, 1998                      By:  /s/ William C. Regan
                                             ---------------------------
                                             William C. Regan
                                             Vice President - Controller
                                             and Treasurer

                                 EXHIBIT INDEX

                                                                Sequentially
Exhibit                                                          Numbered
Number          Description                                        Page
-------         -----------                                     ------------
 27             Financial Data Schedule