Form 10-K405/A
period 1997-12-31
NATIONAL GOLF PROPERTIES INC
filed 1998-09-02
CIK 905897

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                         NATIONAL GOLF PROPERTIES, INC.
                                  --------------------------------------------
                                                  DECEMBER 31,
                                  --------------------------------------------
                                    1997     1996     1995     1994     1993
                                  -------- -------- -------- -------- --------
                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Real estate before accumulated
 depreciation.................... $601,882 $515,794 $362,068 $272,034 $166,410
Total assets.....................  535,314  469,945  347,967  275,071  222,739
Total debt.......................  299,032  230,590  144,983   66,441   12,666
Minority interest(1).............   96,007   98,551   90,609   92,938   91,091
Stockholders' equity(1)..........  134,890  137,670  110,298  113,134  110,885
Cash distributions declared per
 share...........................     1.70     1.66     1.61     1.49     0.51

                                                                               GOLF PROPERTIES
                                  NATIONAL GOLF PROPERTIES, INC.                    GROUP
                         ----------------------------------------------------- ---------------
                               YEAR ENDED DECEMBER 31,           AUG. 18, 1993  JAN. 1, 1993
                         --------------------------------------     THROUGH        THROUGH
                           1997      1996      1995      1994    DEC. 31, 1993  AUG. 17, 1993
                         --------  --------  --------  --------  ------------- ---------------
                                       (IN THOUSANDS, EXCEPT PROPERTY DATA)
OTHER DATA:
Company's funds from
 operations(2).......... $ 27,851  $ 23,215  $ 19,641  $ 17,209    $   5,587       $ 5,129
Cash flows from (used
 in):
 Operating activities...   55,576    44,217    36,383    34,241        9,282         6,649
 Investing activities...  (94,408)  (68,481)  (76,019)  (32,003)    (106,728)       (8,763)
 Financing activities...   29,306    28,399    42,639       (52)      99,346         1,188
Number of courses.......      123       114        81        71           51            47
Number of locations.....      112       104        72        63           46            42

--------

(1) Minority interest and stockholders' equity have been restated to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the OP Limited Partners' interest in the net assets of the Company after giving effect to their exchange rights of OP Units into the Company's Common Stock. While the OP Limited Partners have not indicated such a desire to convert their OP Units, generally accepted accounting principles require the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general partner and OP Limited Partners of the Operating Partnership. The reallocation at December 31, 1997, 1996, 1995, 1994 and 1993 was approximately $78.1 million, $77.7 million, $67.6 million, $70 million, and $71.1 million, respectively.

(2) The Company believes that to facilitate a clear understanding of the historical consolidated and combined operating results, funds from operations should be examined in conjunction with net income. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 1997, 1996, 1995 and 1994, and the period August 18, 1993 through December 31, 1993, and GPG's funds from operations for the period January 1, 1993 through August 17, 1993.

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

  As described in Note 1(a), the consolidated financial statements have been restated for the allocation of minority interest.

                                          COOPERS & LYBRAND L.L.P.

Los Angeles, California
February 4, 1998

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Property
  Land..................................................... $ 72,339  $ 63,049
  Buildings................................................  181,571   147,678
  Ground improvements......................................  301,814   263,803
  Furniture, fixtures and equipment........................   35,589    30,531
  Construction in progress.................................   10,569    10,733
                                                            --------  --------
                                                             601,882   515,794
  Less: accumulated depreciation...........................  (94,872)  (73,031)
                                                            --------  --------
    Net property...........................................  507,010   442,763
Cash and cash equivalents..................................    1,698    11,224
Investments................................................    1,215       286
Mortgage notes receivable..................................    2,200     2,971
Investment in joint venture................................    8,004       --
Due from affiliate.........................................    4,524       --
Other assets, net..........................................   10,663    12,701
                                                            --------  --------
    Total assets........................................... $535,314  $469,945
                                                            ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable.............................................. $299,032  $229,949
Accounts payable and other liabilities.....................    5,385     3,134
Due to affiliate...........................................      --        641
                                                            --------  --------
    Total liabilities......................................  304,417   233,724
                                                            --------  --------
Minority interest..........................................   96,007    98,551
                                                            --------  --------
Commitments and contingencies (Note 7)
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized--none issued.................................      --        --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 12,408,195 and 12,303,720 shares issued and
   outstanding at December 31, 1997 and 1996,
   respectively............................................      124       123
  Additional paid in capital...............................  139,222   142,265
  Accumulated deficit......................................   (1,360)   (1,360)
  Unamortized restricted stock compensation................   (3,096)   (3,358)
                                                            --------  --------
    Total stockholders' equity.............................  134,890   137,670
                                                            --------  --------
    Total liabilities and stockholders' equity............. $535,314  $469,945
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

                         NATIONAL GOLF PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                            ADDITIONAL             UNAMORTIZED
                         NUMBER OF   COMMON  PAID IN   ACCUMULATED RESTRICTED
                           SHARES    STOCK   CAPITAL     DEFICIT      STOCK     TOTAL
                         ----------  ------ ---------- ----------- ----------- --------
Balance at December 31,
 1994................... 10,621,975   $106   $117,900   $ (1,360)    $(3,512)  $113,134
 Amortization of
  restricted stock......        --     --         --         --          943        943
 Reduction for minority
  interest..............        --     --      (2,558)       --          --      (2,558)
 Distributions paid
  ($1.59 per share).....        --     --      (3,614)   (13,286)        --     (16,900)
 Allocation for minority
  interest in the
  Operating Partnership.        --     --       2,393        --          --       2,393
 Net income.............        --     --         --      13,286         --      13,286
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1995................... 10,621,975    106    114,121     (1,360)     (2,569)   110,298
 Amortization of
  restricted stock......        --     --         --         --        1,089      1,089
 Issuance of stock
  for acquisitions......  1,577,820     16     40,771        --          --      40,787
 Issuance of restricted
  stock.................     82,000      1      1,878        --       (1,878)         1
 Exercise of stock
  options...............     21,925    --         446        --          --         446
 Distributions paid
  ($1.65 per share).....        --     --      (4,840)   (13,412)        --     (18,252)
 Allocation for minority
  interest in the
  Operating Partnership.        --     --     (10,111)       --          --     (10,111)
 Net income.............        --     --         --      13,412         --      13,412
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1996................... 12,303,720    123    142,265     (1,360)     (3,358)   137,670
 Amortization of
  restricted stock......        --     --         --         --        1,532      1,532
 Issuance of restricted
  stock.................     52,000    --       1,840        --       (1,840)       --
 Forfeiture of
  restricted stock......    (20,000)   --        (570)       --          570        --
 Exercise of stock
  options...............     72,475      1      1,438        --          --       1,439
 Distributions paid
  ($1.69 per share).....        --     --      (5,332)   (15,579)        --     (20,911)
 Allocation for minority
  interest in the
  Operating Partnership.        --     --        (419)       --          --        (419)
 Net income.............        --     --         --      15,579         --      15,579
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1997................... 12,408,195   $124   $139,222   $ (1,360)    $(3,096)  $134,890
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

  The accompanying consolidated balance sheets and statements of stockholders' equity have been restated to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the OP Limited Partners' interest in the net assets of the Company after giving effect to their exchange rights of OP Units into the Company's Common Stock. While the OP Limited Partners have not indicated such a desire to convert their OP Units, generally accepted accounting principles require the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general partner and OP Limited Partners of the Operating Partnership. The reallocation at December 31, 1997, 1996 and 1995 was approximately $78.1 million, $77.7 million, and $67.6 million, respectively.

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

                                          National Golf Properties, Inc.

                                                   /s/ William C. Regan
Date:  September 1, 1998                   By: ______________________________
                                                  WILLIAM C. REGAN
                                                  VICE PRESIDENT - CONTROLLER
                                                  AND TREASURER