Form 10-Q/A
period 1998-03-31
NATIONAL GOLF PROPERTIES INC
filed 1998-09-02
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                                AMENDMENT NO. 1

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

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)


                                                                March 31,                December 31,
                                                                  1998                       1997
                                                         ---------------------      ---------------------
ASSETS
Property:
  Land                                                          $  72,461                   $ 72,339
  Buildings                                                       181,568                    181,571
  Ground improvements                                             301,814                    301,814
  Furniture, fixtures and equipment                                35,597                     35,589
  Construction in progress                                         15,029                     10,569
                                                                ---------                   --------
                                                                  606,469                    601,882
  Less:  accumulated depreciation                                (101,237)                   (94,872)
                                                                ---------                   --------
       Net property                                               505,232                    507,010
Cash and cash equivalents                                               -                      1,698
Investments                                                         1,206                      1,215
Mortgage note receivable                                            2,200                      2,200
Investment in joint venture                                         7,895                      8,004
Due from affiliate                                                  4,728                      4,524
Other assets, net                                                  12,048                     10,663
                                                                ---------                   --------
       Total assets                                             $ 533,309                   $535,314
                                                                =========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes Payable                                                   $ 235,079                   $299,032
Accounts payable and other liabilities                             10,510                      5,385
                                                                ---------                   --------
       Total liabilities                                          245,589                    304,417
                                                                ---------                   --------

Minority interest                                                 153,690                     96,007
                                                                ---------                   --------

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000
 shares authorized - none issued                                        -                          -

Common stock, $.01 par value, 40,000,000
 shares authorized, 12,478,395 and
 12,408,195 shares issued and outstanding at
 March 31, 1998 and December 31, 1997,
 respectively                                                         125                        124
Additional paid in capital                                        139,367                    139,222
Accumulated deficit                                                (1,360)                    (1,360)
Unamortized restricted stock compensation                          (4,102)                    (3,096)
                                                                ---------                   --------
       Total stockholders' equity                                 134,030                    134,890
                                                                ---------                   --------
       Total liabilities and
         stockholders' equity                                   $ 533,309                   $535,314
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

     The accompanying consolidated balance sheets have been restated to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' interest in the net assets of the Company after giving effect to their exchange rights of Common Units into the Company's common stock. While the limited partners have not indicated such a desire to convert their Common Units, GAAP requires the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of the Operating Partnership. The reallocation at March 31, 1998 and December 31, 1997 was approximately $78.3 million and $78.1 million, respectively.

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

                                            National Golf Properties, Inc.


Date:  September 1, 1998                    By:  /s/ William C. Regan
                                                 --------------------
                                                 William C. Regan
                                                 Vice President - Controller
                                                 and Treasurer