Form 10-Q
period 1998-09-30
NATIONAL GOLF PROPERTIES INC
filed 1998-11-12
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1998

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

12,517,745 shares of common stock, $.01 par value, as of November 6, 1998

                         NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                        Page
                                                                                        ----
Part I.          Financial Information

   Item 1.       Financial Statements

                 Consolidated Balance Sheets of National Golf Properties,
                 Inc. as of September 30, 1998 and December 31, 1997                       3

                 Consolidated Statements of Operations of National Golf
                 Properties, Inc. for the three months ended September
                 30, 1998 and 1997                                                         4

                 Consolidated Statements of Operations of National Golf
                 Properties, Inc. for the nine months ended September 30,
                 1998 and 1997                                                             5

                 Consolidated Statements of Cash Flows of National Golf
                 Properties, Inc. for the nine months ended September 30,
                 1998 and 1997                                                             6

                 Notes to Consolidated Financial Statements                                7


   Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      13


Part II.         Other Information                                                        20

                 Exhibit Index                                                            22

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              SEPTEMBER 30,              DECEMBER 31,
                                                                  1998                       1997
                                                           ------------------         ------------------
ASSETS
Property:
  Land                                                          $  76,961                   $ 72,339
  Buildings                                                       193,068                    181,571
  Ground improvements                                             324,675                    301,814
  Furniture, fixtures and equipment                                39,268                     35,589
  Construction in progress                                         24,683                     10,569
                                                                ---------                   --------
                                                                  658,655                    601,882
  Less:  accumulated depreciation                                (114,101)                   (94,872)
                                                                ---------                   --------
         Net property                                             544,554                    507,010
Cash and cash equivalents                                           4,602                      1,698
Investments                                                         1,273                      1,215
Mortgage notes receivable                                          24,849                      2,200
Investment in joint venture                                         7,728                      8,004
Due from affiliate                                                      -                      4,524
Other assets, net                                                  19,588                     10,663
                                                                ---------                   --------
         Total assets                                           $ 602,594                   $535,314
                                                                =========                   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                   $ 283,330                   $299,032
Accounts payable and other liabilities                             20,513                      5,385
Due to affiliate                                                    1,790                          -
                                                                ---------                   --------
         Total liabilities                                        305,633                    304,417
                                                                ---------                   --------

Minority interest                                                 165,950                     96,007
                                                                ---------                   --------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000
 shares authorized - none issued                                        -                          -
Common stock, $.01 par value, 40,000,000
 shares authorized, 12,509,895 and
 12,408,195 shares issued and outstanding at
 September 30, 1998 and December 31, 1997,
 respectively                                                         125                        124
Additional paid in capital                                        135,564                    139,222
Accumulated deficit                                                (1,360)                    (1,360)
Unamortized restricted stock compensation                          (3,318)                    (3,096)
                                                                ---------                   --------
         Total stockholders' equity                               131,011                    134,890
                                                                ---------                   --------
         Total liabilities and
          Stockholders' equity                                  $ 602,594                   $535,314
                                                                =========                   ========


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          FOR THE THREE              FOR THE THREE
                                                           MONTHS ENDED               MONTHS ENDED
                                                        SEPTEMBER 30, 1998         SEPTEMBER 30, 1997
                                                       --------------------       --------------------
Revenues:
  Rent from affiliates                                        $18,716                    $18,532
  Rent                                                            858                        814
  Equity in income from joint venture                              97                         48
                                                              -------                    -------
     Total revenues                                            19,671                     19,394
                                                              -------                    -------
Expenses:
  General and administrative                                    1,236                      1,535
  Depreciation and amortization                                 6,777                      6,306
  Net loss on sale of properties                                    -                         59
                                                              -------                    -------
     Total expenses                                             8,013                      7,900
                                                              -------                    -------

  Operating income                                             11,658                     11,494

Other income (expense):
  Interest income                                                 342                         88
  Other income                                                      2                         44
  Interest expense                                             (4,998)                    (4,978)
                                                              -------                    -------
Income before provision for taxes and
 minority interest                                              7,004                      6,648
Provision for taxes                                               (60)                       (52)
                                                              -------                    -------
Income before minority interest                                 6,944                      6,596
Income applicable to minority interest                         (3,850)                    (2,844)
                                                              -------                    -------

Net income                                                    $ 3,094                    $ 3,752
                                                              =======                    =======

Basic earnings per share                                      $  0.25                    $  0.30
Weighted average number of shares                              12,510                     12,375

Diluted earnings per share                                    $  0.25                    $  0.30
Weighted average number of shares                              12,599                     12,521

Distribution declared per common share
 outstanding                                                  $  0.44                    $  0.43


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                           FOR THE NINE              FOR THE NINE
                                                           MONTHS ENDED              MONTHS ENDED
                                                        SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                                       --------------------      --------------------

Revenues:
  Rent from affiliates                                       $ 55,575                   $ 52,952
  Rent                                                          2,504                      2,357
  Equity in income from joint venture                             287                         48
  Gain on sale of properties                                        -                        158
                                                             --------                   --------
     Total revenues                                            58,366                     55,515
                                                             --------                   --------
Expenses:
  General and administrative                                    3,760                      4,034
  Depreciation and amortization                                19,861                     18,191
                                                             --------                   --------
     Total expenses                                            23,621                     22,225
                                                             --------                   --------

  Operating income                                             34,745                     33,290

Other income (expense):
  Interest income                                                 549                        268
  Gain on property condemnation                                   993                          -
  Other income                                                    348                        519
  Interest expense                                            (14,922)                   (14,241)
                                                             --------                   --------
Income before provision for taxes and
 minority interest                                             21,713                     19,836
Provision for taxes                                              (176)                      (165)
                                                             --------                   --------
Income before minority interest                                21,537                     19,671
Income applicable to minority interest                        (11,228)                    (8,554)
                                                             --------                   --------

NET INCOME                                                   $ 10,309                   $ 11,117
                                                             ========                   ========


Basic earnings per share                                     $   0.83                   $   0.90
Weighted average number of shares                              12,491                     12,359

Diluted earnings per share                                   $   0.82                   $   0.89
Weighted average number of shares                              12,598                     12,505

Distribution declared per common share
 outstanding                                                 $   1.30                   $   1.27


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                 FOR THE NINE               FOR THE NINE
                                                 MONTHS ENDED               MONTHS ENDED
                                              SEPTEMBER 30, 1998         SEPTEMBER 30, 1997
                                             --------------------       --------------------
Cash flows from operating activities:
  Net income                                       $  10,309                   $ 11,117
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                    19,861                     18,191
     Amortization of restricted stock                  1,294                      1,135
     Minority interest in earnings                    11,228                      8,554
     Distributions from joint venture, net
      of equity in income                                295                          2
     Gain on sale of properties                            -                       (158)
     Gain on property condemnation                      (993)                         -
     Other adjustments                                                               68
     Changes in assets and liabilities:
       Other assets                                   (1,561)                     2,568
       Accounts payable and other
        liabilities                                    5,812                      4,256
       Due from/to affiliate                             472                     (1,461)
                                                   ---------                   --------
          Net cash provided by
           operating activities                       46,717                     44,272
                                                   ---------                   --------
Cash flows from investing activities:
  Purchase of available-for-sale securities           (3,672)                    (4,714)
  Proceeds from sale of available-for-sale
   securities                                          3,627                      4,695
  Investment in joint venture                            (19)                    (8,036)
  Proceeds from short-term investment                    366                          -
  Issuance of mortgage note receivable               (22,649)                         -
  Loan costs on mortgage note issued                    (147)                         -
  Proceeds from mortgage loans                             -                        732
  Purchase of property and related assets            (51,272)                   (51,960)
  Proceeds from sale of properties and
   related assets                                      1,305                      3,613
                                                   ---------                   --------
          Net cash used by investing
           activities                                (72,461)                   (55,670)
                                                   ---------                   --------
Cash flows from financing activities:
  Principal payments on notes payable               (101,074)                   (68,335)
  Proceeds from notes payable                         85,000                     97,050
  Loan costs                                             (15)                         -
  Proceeds from Preferred Units, net of
   offering expenses                                  73,011                          -
  Proceeds from stock options exercised                1,053                      1,174
  Cash distributions                                 (16,124)                   (15,581)
  Limited partners' cash distributions               (13,203)                   (11,130)
                                                   ---------                   --------
          Net cash provided by
           financing activities                       28,648                      3,178
                                                   ---------                   --------
Net increase (decrease) in cash                        2,904                     (8,220)
Cash and cash equivalents at beginning of
 period                                                1,698                     11,224
                                                   ---------                   --------
Cash and cash equivalents at end of period         $   4,602                   $  3,004
                                                   =========                   ========
Supplemental cash flow information:
  Interest paid                                    $  11,279                   $ 10,087
  Taxes paid                                             145                        188

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

     The accompanying consolidated financial statements for the three and nine months ended September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1997 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1997.

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options. The incremental shares for the three months ended September 30, 1998 and 1997 were 88,831 and 145,984, respectively. The incremental shares for the nine months ended September 30, 1998 and 1997 were 106,919 and 146,417, respectively.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. The Company has not determined when it will implement SFAS 133, however, there is no material impact anticipated to the Company's financial condition or results of operations. However, there could be a material impact on comprehensive income.

     The accompanying consolidated balance sheet has been restated to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' interest in the net assets of the Company after giving effect to their exchange rights of Common Units into the Company's common stock. While the limited partners have not indicated such a desire to convert their Common Units, GAAP requires the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of the Operating Partnership. The reallocation at September 30, 1998 and December 31, 1997 was approximately $78.6 million and $78.1 million, respectively.


(2)  Property
     --------

     During the nine months ended September 30, 1998, the Company purchased seven golf courses for an initial investment of approximately $42.8 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC") pursuant to a long-term triple net lease.

Acquisition                                                                          Initial
   Date              Course Name                      Location                    Investment
-----------          -----------                      --------                   ------------
                                                                                (In thousands)
4/13/98              Ivy Hills Country Club           Cincinnati,
                                                      Ohio                          $ 1,806

7/8/98               Majestic Oaks Golf Club          Ham Lake,
                                                      Minnesota                      11,907

                     Woodland Creek Golf Course       Andover,
                                                      Minnesota                         559

9/1/98               The Club at Sonterra             San Antonio, Texas             28,553
                                                                                    -------
                     Total Initial Investment                                       $42,825
                                                                                    =======


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


(3)  Mortgage Notes Receivable
     -------------------------

     On August 20, 1998, the Company made a participating mortgage loan of approximately $22.6 million to an unrelated entity that owns Badlands Golf Course in Las Vegas, Nevada. On or before November 15, 1998, the borrower may repay approximately $9.6 million of the principal amount. Thereafter, the principal amount of the Company's participating mortgage loan will be $13 million. As part of the loan agreement, the Company has agreed to loan an additional $315,000 to the borrower to be used for capital improvements at the golf course.

     Under the terms of the participating mortgage loan, the Company will receive minimum annual base interest equal to 8.75% of the principal amount. The minimum interest will be increased during each of the first five years of the 15-year term of the loan. In addition, a participating interest feature will allow the Company to participate in growth in revenues at the golf course and a portion of the appreciation in the fair market value of the golf course.

(4)  Treasury Lock Swap Transactions
     -------------------------------

     In anticipation of the Operating Partnership placing $100 million of fixed-rate, ten-year notes, the Operating Partnership entered into a $100 million treasury lock swap transaction with a financial institution. Under this agreement, the Operating Partnership pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the principal of $100 million. At September 30, 1998, the treasury lock rate was higher than the market rate. Therefore, the Operating Partnership owed approximately $8.2 million.

     During 1998, the Operating Partnership entered into two other treasury lock swap transactions, which resulted in approximately $215,000 and $151,000 being paid to the Operating Partnership.

     At September 30, 1998, the Company had recorded a net amount of approximately $7.8 million in other assets resulting from the above transactions. Approximately $366,000 is being amortized as a credit to interest expense.


(5)  Preferred Units
     ---------------

     On March 4, 1998, the Operating Partnership completed the private placement of 1,200,000 8% Series A Cumulative Redeemable Preferred Units ("Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor for a contribution to the Operating Partnership of $60 million. The Preferred Units, which may be called by the Operating Partnership at par on or after March 4, 2003, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8%. The dividend attributable to such Preferred Units has been reported as a component of minority interest, as required accounting by the SEC, in the related financial statements. The Preferred Units are not convertible into common stock of the Company. The Operating Partnership used $58 million of the approximately $58.5 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

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


(6)  Pro Forma Financial Information
     -------------------------------

     The pro forma financial information set forth below is presented as if the 1998 acquisitions (Note 2) had been consummated as of January 1, 1997.

     The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods.


                                                                 For the nine
     (In thousands, except per share amounts)            months ended September 30,
     ----------------------------------------            --------------------------
                                                            1998             1997
                                                            ----             ----
     Revenues from rental property                        $60,626          $58,454
     Net income                                           $10,069          $10,210
     Basic earnings per share                             $  0.81          $  0.83
     Diluted earnings per share                           $  0.80          $  0.82


     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation and amortization expense and (ii) an increase in interest expense.

(7)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the nine months ended September 30, 1998 include approximately $2.3 million in capital improvements accrued but not paid. Non-cash transactions for the nine months ended September 30, 1997 include $1.5 million of a golf course acquisition which was financed by a note payable.


(8)  Other Data
     ----------

     AGC is the lessee of all but five of the golf course properties in the Company's portfolio at September 30, 1998. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company's outstanding common stock and approximately 16.2% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:


                                                           September 30,           December 31,
                                                                1998                   1997
                                                          ----------------       ----------------
                                                                      (In thousands)

     Current assets                                           $ 86,320               $ 79,692
     Non-current assets                                        158,830                147,423
                                                              --------               --------

       Total assets                                           $245,150               $227,115
                                                              ========               ========

     Current liabilities                                      $ 82,402               $ 59,670
     Long-term liabilities                                      88,679                 97,766
     Minority interest                                             461                    501
     Shareholders' equity                                       73,608                 69,178
                                                              --------               --------

     Total liabilities and shareholders' equity               $245,150               $227,115
                                                              ========               ========

                                                             For the nine months ended
                                                                    September 30,
                                                     ----------------------------------------
                                                             1998                  1997
                                                             ----                  ----
                                                                    (In thousands)
     Total revenues                                        $453,945             $410,785
                                                           ========             ========

     Net income                                            $ 17,882             $ 37,630
                                                           ========             ========


     Total revenues from golf course operations and management agreements for AGC increased by $43.1 million, or 10.5%, to $453.9 million for the nine months ended September 30, 1998 compared to $410.8 million for the nine months ended September 30, 1997. The increase in revenues was primarily attributable to the addition of 19 leased courses and four management courses.

     Net income decreased by $19.7 million to $17.9 million for the nine months ended September 30, 1998 compared to $37.6 million for the corresponding nine months of 1997. The decrease in net income was primarily due to the reduction in same course revenue from the adverse weather caused by El Nino in the sun belt states, where AGC has more mature properties with higher operating margins. In addition, while the new acquisitions contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation.


(9)  Subsequent Events
     -----------------

     On October 15, 1998, the Board of Directors declared a distribution of $0.44 per share for the quarter ended September 30, 1998 to stockholders of record on October 30, 1998, which distribution will be paid on November 13, 1998.

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

The discussion of the results of operations compares the three months ended September 30, 1998 with the three months ended September 30, 1997 and the nine months ended September 30, 1998 with the nine months ended September 30, 1997.

Results of Operations
---------------------

Comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997

Net income decreased by $658,000 to $3,094,000 for the three months ended September 30, 1998 compared to $3,752,000 for the three months ended September 30, 1997. The net decrease was primarily attributable to: (i) an increase in rent revenue of approximately $228,000; (ii) a decrease in general and administrative expenses of approximately $299,000; (iii) an increase in depreciation and amortization expense of approximately $471,000; (iv) an increase in interest income of approximately $254,000; and (v) an increase in income applicable to minority interest of approximately $1,006,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of ten golf course properties subsequent to September 30, 1997, which accounted for approximately $1,303,000 of the increase; (ii) a full quarter of rent in 1998 on two golf course properties acquired in the third quarter of 1997, which accounted for approximately $192,000 of the increase; and (iii) the increase in base rents under the leases with respect to the golf course properties owned at June 30, 1997, which accounted for approximately $423,000 of the increase, which was offset by a decrease in percentage rents under the leases with respect to the golf course properties owned at June 30, 1997 of approximately $1,690,000.

As a result of EITF 98-9, only approximately $231,000 of percentage rent was recognized in the third quarter of 1998. Otherwise, the Company would have recorded percentage rent in the third quarter of approximately $1,981,000.

The decrease in general and administrative expenses was primarily due to: (i) the decrease in restricted stock amortization resulting from restricted stock fully vesting during the quarter and (ii) the timing of recurring expenses. The increase in depreciation and amortization expense was due to: (i) the acquisition of ten golf course properties subsequent to September 30, 1997 and
(ii) a full quarter of depreciation expense in 1998 on two golf course properties acquired in the third quarter of 1997.

The increase in interest income was primarily due to the participating mortgage loan of approximately $22.6 million made during the quarter. The increase in income applicable to minority interest was primarily due to income allocated to holders of Preferred Units.

Comparison of the nine months ended September 30, 1998 to the nine months ended September 30, 1997

Net income decreased by $808,000 to $10,309,000 for the nine months ended September 30, 1998 compared to $11,117,000 for the nine months ended September 30, 1997. The net decrease was primarily attributable to: (i) an increase in rent revenue of approximately $2,770,000; (ii) a decrease in general and administrative expenses of approximately $274,000; (iii) an increase in depreciation and amortization expense of approximately $1,670,000; (iv) an increase in interest income of approximately $281,000; (v) an increase in gain on property condemnation of approximately $993,000; (vi) an increase in interest expense of approximately $681,000; and (vii) an increase in income applicable to minority interest of $2,674,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of ten golf course properties subsequent to September 30, 1997, which accounted for approximately $2,820,000 of the increase; (ii) a full nine months of rent in 1998 on six golf course properties acquired in the first nine months of 1997, which accounted for approximately $1,628,000 of the increase; and (iii) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1996, which accounted for approximately $1,729,000 of the increase, which was offset by a decrease in percentage rents under the leases with respect to the golf course properties owned at December 31, 1996 of approximately $3,407,000.

As a result of EITF 98-9, only approximately $231,000 of percentage rent was recognized in the second and third quarters of 1998. Otherwise, the Company would have recorded percentage rent in the second and third quarters of approximately $3,789,000.

The decrease in general and administrative expenses was primarily due to: (i) the decrease in restricted stock amortization resulting from restricted stock fully vesting during the quarter and (ii) the timing of recurring expenses. The increase in depreciation and amortization expense was due to: (i) the acquisition of ten golf course properties subsequent to September 30, 1997 and
(ii) a full nine months of depreciation expense in 1998 on six golf course properties acquired in the first nine months of 1997.

The increase in interest income was primarily due to the participating mortgage loan of approximately $22.6 million made during the third quarter. The increase in gain on property condemnation was due to the State of North Carolina condemning four golf holes at one of the Company's golf courses for a state highway project. The State has not taken physical possession of the property because the project has not been started. The Company expects to purchase land adjacent to the golf course sufficient to replace the condemned holes.

The increase in interest expense was primarily attributable to the increase in outstanding advances under the credit facility. The increase in income applicable to minority interest was primarily due to income allocated to holders of Preferred Units.

Liquidity and Capital Resources
-------------------------------

At September 30, 1998, the Company had approximately $5.9 million in cash and investments, mortgage loans of approximately $24.8 million, mortgage indebtedness of approximately $30.2 million and unsecured indebtedness of approximately $253.1 million. The $283.3 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.77%. Of the $283.3 million of debt, $206.8 million is fixed rate debt and is payable either quarterly or semi-annually and matures between 1999 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible would be limited to mandated projects or projects intended to add value to the property. For golf courses acquired through November 6, 1998, the Company is required under the leases or has committed to pay for various remaining capital improvements totaling approximately $24.5 million, of which approximately $18.3 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon completion of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the initial term of the leases, the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or Common Units as consideration for such purchases. The Company currently has with a group of four commercial banks a $100 million credit facility, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At November 6, 1998 and September 30, 1998, such rate was 8% and 8.25%, respectively. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $69.5 million and $76.5 million under the credit facility, bearing interest at a weighted average rate of 6.66% and 6.82%, as of November 6, 1998 and September 30, 1998, respectively.

In anticipation of the Operating Partnership placing $100 million of fixed-rate, ten-year notes, the Operating Partnership entered into a $100 million treasury lock swap transaction with a financial institution. Under this agreement, the Operating Partnership pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the principal of $100 million. At November 6, 1998 and September 30, 1998, the treasury lock rate was higher than the market rate. Therefore, the Operating Partnership owed approximately $4.2 million and $8.2 million, respectively.

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

For the period January 1, 1998 through November 6, 1998 the Company purchased seven golf courses for an aggregate initial investment of approximately $42.8 million and made one participating mortgage loan of approximately $22.6 million, which investments were financed by $7.4 million of cash from operations and $58 million of advances under the Company's credit facility. In addition, the Company has two golf courses under purchase contract for an aggregate initial investment of approximately $11.8 million.

The limited partners of the Operating Partnership have the right, in each twelve-month period ending on August 18, to sell up to one-third of their Common Units or exchange up to the greater of 75,000 Common Units or one-third of their Common Units to the Company. If the Common Units are sold for cash, the Company will have the option to pay for such Common Units with available cash, borrowed funds or from the proceeds of an offering of common stock. If the Common Units are exchanged for shares of common stock, the limited partner will receive one share of common stock for each Common Unit exchanged.

Year 2000
---------

The Year 2000 issue is the result of computer software and embedded chips using two digits, instead of four digits, to identify the applicable year. Any of the Company's computers, computer software and administration equipment that have date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations.

The Company has identified its Year 2000 risk in three categories: (i) internal computers and equipment; (ii) tenants' compliance; and (iii) external compliance.

The Company has replaced all its personal computers and most of its software with computers and software that are Year 2000 compliant. The Company plans on having the remaining software installed by the end of the second quarter in 1999. The Company has purchased new computer servers which will be installed by the end of 1998. The software for the computer servers will be upgraded by the end of the second quarter of 1999. The Company anticipates spending approximately $ 100,000 for the above equipment and software. Most of the administration equipment is Year 2000 compliant. This has been confirmed in writing with third party vendors. The remaining equipment is under review.

The Company is closely monitoring its largest tenant, AGC. The Company has been informed that AGC's Year 2000 project is progressing as planned and is expected to be completed by September 1999. The Company has had preliminary discussions with the other tenants. The Company plans on sending written requests to determine their Year 2000 compliance during 1999.

The Company has had preliminary discussions with some of its service providers. The Company plans on sending written requests to key service providers to determine their Year 2000 compliance during 1999.

The Company does not currently have a comprehensive contingency plan with respect to the Year 2000 problem, but intends to establish such a plan during 1999 as part of its ongoing Year 2000 compliance effort.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business operations. Such failures could have a material adverse effect on the Company's financial condition and results of operations. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party service providers and tenants, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's financial condition or results of operations. The Company's review of the Year 2000 issue is expected to reduce the Company's level of uncertainty about the Year 2000 issue and about the Year 2000 compliance of its third-party service providers and tenants.

The forward-looking statements regarding Year 2000 involve risks and uncertainties, which reflect management's best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed above.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the nine months ended September 30, 1998 and 1997.

                                                                      Nine months ended
                                                                        September 30,
                                                                        -------------
                                                                        (In thousands)
                                                                1998                       1997
                                                         -----------------          -----------------
Net income                                                     $10,309                    $11,117
Distributions - Preferred Units                                 (3,297)                         -
Minority interest                                               11,228                      8,554
Depreciation and amortization                                   20,156                     18,194
Gain on property condemnation                                     (993)                         -
Gain on sale of properties                                           -                       (158)
Excess land sales                                                 (342)                      (448)
Amortization - loan costs                                         (178)                      (165)
Depreciation corporate                                             (52)                       (53)
                                                               -------                    -------
Funds from operations                                           36,831                     37,041

Company's share of funds from operations                          56.8%                     56.51%
                                                               -------                    -------

Company's funds from operations                                $20,920                    $20,932
                                                               =======                    =======

As a result of EITF 98-9, only approximately $231,000 of percentage rent was recognized in the second and third quarters of 1998. Otherwise, the Company would have recorded percentage rent in the second and third quarters of approximately $3,789,000. The additional rent would have increased funds from operations for the nine months ended September 30, 1998 from $36,831,000 to $40,389,000.

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

New Pronouncements Issued But Not Yet Effective
-----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. The Company has not determined when it will implement SFAS 133, however, there is no material impact anticipated to the Company's financial condition or results of operation. However, there could be a material impact on comprehensive income.

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

                                         National Golf Properties, Inc.


Date:  November 11, 1998                 By:  /s/ William C. Regan
                                              ------------------------
                                              William C. Regan
                                              Vice President - Controller
                                              and Treasurer

                                 EXHIBIT INDEX


                                                                 Sequentially
 Exhibit                                                           Numbered
 Number        Description                                           Page
---------      -----------                                       ------------
 27            Financial Data Schedule