Form 10-Q/A
period 1998-09-30
NATIONAL GOLF PROPERTIES INC
filed 1999-01-22
CIK 905897

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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

                        Commission file number 1-12246

                               ----------------

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                      September 30, December 31,
                                                          1998          1997
                                                      ------------- ------------
                       ASSETS
Property:
  Land..............................................    $  76,961    $  72,339
  Buildings.........................................      193,068      181,571
  Ground improvements...............................      324,675      301,814
  Furniture, fixtures and equipment.................       39,268       35,589
  Construction in progress..........................       24,683       10,569
                                                        ---------    ---------
                                                          658,655      601,882
Less: accumulated depreciation......................     (114,101)     (94,872)
                                                        ---------    ---------
    Net property....................................      544,554      507,010
Cash and cash equivalents...........................        4,602        1,698
Investments.........................................        1,273        1,215
Mortgage notes receivable...........................       24,849        2,200
Investment in joint venture.........................        7,728        8,004
Due from affiliate..................................          --         4,524
Other assets, net...................................       19,588       10,663
                                                        ---------    ---------
    Total assets....................................    $ 602,594    $ 535,314
                                                        =========    =========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable.......................................    $ 283,330    $ 299,032
Accounts payable and other liabilities..............       20,513        5,385
Due to affiliate....................................        1,790           --
                                                        ---------    ---------
    Total liabilities...............................      305,633      304,417
                                                        ---------    ---------
Minority interest...................................      165,950       96,007
                                                        ---------    ---------
Stockholders' equity:
Preferred stock, $.01 par value, 5,000,000 shares
 authorized--none issued............................          --           --
Common stock, $.01 par value, 40,000,000 shares
 authorized, 12,509,895 and 12,408,195 shares issued
 and outstanding at September 30, 1998 and
 December 31, 1997, respectively....................          125          124
Additional paid in capital..........................      135,564      139,222
Accumulated deficit.................................       (1,360)      (1,360)
Unamortized restricted stock compensation...........       (3,318)      (3,096)
                                                        ---------    ---------
    Total stockholders' equity......................      131,011      134,890
                                                        ---------    ---------
    Total liabilities and Stockholders' equity......    $ 602,594    $ 535,314
                                                        =========    =========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                            For the Three      For the Three
                                             Months Ended       Months Ended
                                          September 30, 1998 September 30, 1997
                                          ------------------ ------------------
Revenues:
  Rent from affiliates..................       $18,716            $18,532
  Rent..................................           858                814
  Equity in income from joint venture...            97                 48
                                               -------            -------
    Total revenues......................        19,671             19,394
                                               -------            -------
Expenses:
  General and administrative............         1,236              1,535
  Depreciation and amortization.........         6,777              6,306
  Net loss on sale of properties........           --                  59
                                               -------            -------
    Total expenses......................         8,013              7,900
                                               -------            -------
  Operating income......................        11,658             11,494
Other income (expense):
  Interest income.......................           342                 88
  Other income..........................             2                 44
  Interest expense......................        (4,998)            (4,978)
                                               -------            -------
Income before provision for taxes and
 minority interest......................         7,004              6,648
Provision for taxes.....................           (60)               (52)
                                               -------            -------
Income before minority interest.........         6,944              6,596
Income applicable to minority interest..        (3,850)            (2,844)
                                               -------            -------
Net income..............................       $ 3,094            $ 3,752
                                               =======            =======
Basic earnings per share................       $  0.25            $  0.30
Weighted average number of shares.......        12,510             12,375
Diluted earnings per share..............       $  0.25            $  0.30
Weighted average number of shares.......        12,599             12,521
Distribution declared per common share
 outstanding............................       $  0.44            $  0.43

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                             For the Nine       For the Nine
                                             Months Ended       Months Ended
                                          September 30, 1998 September 30, 1997
                                          ------------------ ------------------
Revenues:
  Rent from affiliates..................       $ 55,575           $ 52,952
  Rent..................................          2,504              2,357
  Equity in income from joint venture...            287                 48
  Gain on sale of properties............            --                 158
                                               --------           --------
    Total revenues......................         58,366             55,515
                                               --------           --------
Expenses:
  General and administrative............          3,760              4,034
  Depreciation and amortization.........         19,861             18,191
                                               --------           --------
    Total expenses......................         23,621             22,225
                                               --------           --------
  Operating income......................         34,745             33,290
Other income (expense):
  Interest income.......................            549                268
  Gain on property condemnation.........            993                 --
  Other income..........................            348                519
  Interest expense......................        (14,922)           (14,241)
                                               --------           --------
Income before provision for taxes and
 minority interest......................         21,713             19,836
Provision for taxes.....................           (176)              (165)
                                               --------           --------
Income before minority interest.........         21,537             19,671
Income applicable to minority interest..        (11,228)            (8,554)
                                               --------           --------
Net income..............................       $ 10,309           $ 11,117
                                               ========           ========
Basic earnings per share................       $   0.83           $   0.90
Weighted average number of shares.......         12,491             12,359
Diluted earnings per share..............       $   0.82           $   0.89
Weighted average number of shares.......         12,598             12,505
Distribution declared per common share
 outstanding............................       $   1.30           $   1.27

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                              For the Nine       For the Nine
                                              Months Ended       Months Ended
                                           September 30, 1998 September 30, 1997
                                           ------------------ ------------------
Cash flows from operating activities:
 Net income..............................      $  10,309           $ 11,117
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
  Depreciation and amortization..........         19,861             18,191
  Amortization of restricted stock.......          1,294              1,135
  Minority interest in earnings..........         11,228              8,554
  Distributions from joint venture, net
   of equity in income...................            295                  2
  Gain on sale of properties.............            --                (158)
  Gain on property condemnation..........           (993)               --
  Other adjustments......................                                68
  Changes in assets and liabilities:
   Other assets..........................         (1,561)             2,568
   Accounts payable and other
    liabilities..........................          5,812              4,256
   Due from/to affiliate.................            472             (1,461)
                                               ---------           --------
    Net cash provided by operating
     activities..........................         46,717             44,272
                                               ---------           --------
Cash flows from investing activities:
 Purchase of available-for-sale
  securities.............................         (3,672)            (4,714)
 Proceeds from sale of available-for-sale
  securities.............................          3,627              4,695
 Investment in joint venture.............            (19)            (8,036)
 Proceeds from short-term investment.....            366                --
 Issuance of mortgage note receivable....        (22,649)               --
 Loan costs on mortgage note issued......           (147)               --
 Proceeds from mortgage loans............            --                 732
 Purchase of property and related
  assets.................................        (51,272)           (51,960)
 Proceeds from sale of properties and
  related assets.........................          1,305              3,613
                                               ---------           --------
    Net cash used by investing
     activities..........................        (72,461)           (55,670)
                                               ---------           --------
Cash flows from financing activities:
 Principal payments on notes payable.....       (101,074)           (68,335)
 Proceeds from notes payable.............         85,000             97,050
 Loan costs..............................            (15)               --
 Proceeds from Preferred Units, net of
  offering expenses......................         73,011                --
 Proceeds from stock options exercised...          1,053              1,174
 Cash distributions......................        (16,124)           (15,581)
 Limited partners' cash distributions....        (13,203)           (11,130)
                                               ---------           --------
    Net cash provided by financing
     activities..........................         28,648              3,178
                                               ---------           --------
Net increase (decrease) in cash..........          2,904             (8,220)
Cash and cash equivalents at beginning of
 period..................................          1,698             11,224
                                               ---------           --------
Cash and cash equivalents at end of
 period..................................      $   4,602           $  3,004
                                               =========           ========
Supplemental cash flow information:
 Interest paid...........................      $  11,279           $ 10,087
 Taxes paid..............................            145                188

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

                        NATIONAL GOLF PROPERTIES, INC.

(1) Organization and Summary of Significant Accounting Policies--(Continued)

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

   Acquisition                                                   Initial
      Date     Course Name                       Location       Investment
   ----------- -----------                       --------       ----------
                                                                   (In
                                                                thousands)
   4/13/98     Ivy Hills Country Club       Cincinnati, Ohio     $ 1,806
   7/8/98      Majestic Oaks Golf Club      Ham Lake, Minnesota   11,907
               Woodland Creek Golf Course   Andover, Minnesota       559
   9/1/98      The Club at Sonterra         San Antonio, Texas    28,553
                                                                 -------
               Total Initial Investment                          $42,825
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

                        NATIONAL GOLF PROPERTIES, INC.

(3) Mortgage Notes Receivable--(Continued)

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

(4) Treasury Lock Swap Transactions

  In anticipation of the Operating Partnership placing $100 million of fixed-rate, ten-year notes, the Operating Partnership entered into a $100 million treasury lock swap transaction with a financial institution in order to hedge its exposure to interest rate fluctuations. Under this agreement, the Operating Partnership pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the principal of $100 million. The realized gain or loss on the transaction at the settlement date will be recorded on the balance sheet and amortized to interest expense over the period of the related note. At September 30, 1998, the treasury lock rate was higher than the market rate. Therefore, the Operating Partnership has an unrealized loss of approximately $8.2 million. This amount has been recorded in the consolidated balance sheet as other assets, with a corresponding amount recorded as other liabilities.

  During 1998, the Operating Partnership entered into two other treasury lock swap transactions, which resulted in approximately $215,000 and $151,000 being received by the Operating Partnership. These amounts are being amortized as a credit to interest expense over a period of ten years.

(5) Preferred Units

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

                        NATIONAL GOLF PROPERTIES, INC.

(6) Pro Forma Financial Information--(Continued)

  The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1997, nor does it purport to represent the results of operations for future periods.

                                                                 For the Nine
                                                                 Months Ended
                                                                 September 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (In thousands,
                                                                  except per
                                                                share amounts)
   Revenues from rental property............................... $60,626 $58,454
   Net income.................................................. $10,069 $10,210
   Basic earnings per share.................................... $  0.81 $  0.83
   Diluted earnings per share.................................. $  0.80 $  0.82

  The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense and (ii) an increase in interest expense.

(7) Statement of Cash Flows--Supplemental Disclosures

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

  The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                      September 30, December 31,
                                                          1998          1997
                                                      ------------- ------------
                                                            (In thousands)
   Current assets....................................   $ 86,320      $ 79,692
   Non-current assets................................    158,830       147,423
                                                        --------      --------
     Total assets....................................   $245,150      $227,115
                                                        ========      ========
   Current liabilities...............................   $ 94,586      $ 70,411
   Long-term liabilities.............................    124,249       128,197
   Minority interest.................................        461           501
   Shareholders' equity..............................     25,854        28,006
                                                        --------      --------
   Total liabilities and shareholders' equity........   $245,150      $227,115
                                                        ========      ========

                        NATIONAL GOLF PROPERTIES, INC.

(8) Other Data--(Continued)

                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                           1998         1997
                                                       ------------ ------------
                                                            (In thousands)
   Total revenues..................................... $    446,129 $    404,709
                                                       ============ ============
   Net income......................................... $     11,298 $     32,486
                                                       ============ ============

  Total revenues from golf course operations and management agreements for AGC increased by $41.4 million, or 10.2%, to $446.1 million for the nine months ended September 30, 1998 compared to $404.7 million for the nine months ended September 30, 1997. The increase in revenues was primarily attributable to the addition of 19 leased courses and four management courses.

  Net income decreased by $21.2 million to $11.3 million for the nine months ended September 30, 1998 compared to $32.5 million for the corresponding nine months of 1997. The decrease in net income was primarily due to the reduction in same course revenue from the adverse weather caused by El Nino in the sun belt states, where AGC has more mature properties with higher operating margins. In addition, while the new acquisitions contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation.

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

                                          NATIONAL GOLF PROPERTIES, INC.

                                          By:     /s/ William C. Regan
Date: January 22, 1999                       ----------------------------------
                                                     William C. Regan

                                              Vice President -- Controller and
                                                       Treasurer