Form 10-K405/A
period 1998-12-31
NATIONAL GOLF PROPERTIES INC
filed 1999-01-22
CIK 905897

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               FORM 10-K/A

                             Amendment No. 2
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF
                                     1934

                  For the fiscal year ended December 31, 1997

                        Commission file number 1-12246

                        NATIONAL GOLF PROPERTIES, INC.
            (Exact name of registrant as specified in its charter)

               Maryland                              95-4549193
                                        (I.R.S. Employer Identification No.)
       (State of incorporation)

  2951 28th Street, Suite 3001 Santa
              Monica, CA                                90405
    (Address of principal executive                  (Zip Code)
               offices)

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

  Resort Courses. Resort courses are generally higher-quality daily fee courses that charge a higher green fee than the typical daily fee course and draw a high percentage of players from outside the immediate area in which the course is located. Resort courses are generally located in vacation destination areas. Resort courses generated $18.2 million of rent revenues to the Company in 1997 compared to $14.9 million in 1996.

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

                      The Golf Courses--Daily Fee Courses

                                         Location         No. of      1997
     Course Name                      (City, State)       Holes  Rent Revenues
     -----------                      -------------       ------ --------------
                                                                 (In thousands)
   1 Continental Golf Course..   Scottsdale, Arizona        18       $ 464
   2 Desert Lakes Golf Club...   Fort Mojave, Arizona       18         425
   3 El Caro Golf Club........   Phoenix, Arizona           18         320
   4 Kokopelli Golf Resort....   Gilbert, Arizona           18         611
   5 Villa De Paz Golf
      Course..................   Phoenix, Arizona           18         303
   6 Camarillo Springs Golf
      Course..................   Camarillo, California      18       1,193
   7 Carmel Mountain Ranch
      Country Club............   San Diego, California      18         810
   8 Lomas Santa Fe Executive
      Golf Course.............   Solana Beach, California   18         539
   9 Mesquite Golf & Country
      Club....................   Palm Springs, California   18         693

                                         Location          No. of      1997
     Course Name                      (City, State)        Holes  Rent Revenues
     -----------                      -------------        ------ --------------
                                                                  (In thousands)
  10 Oakhurst Country Club...   Clayton, California          18      $   195
  11 Rancho San Joaquin Golf
      Course.................   Irvine, California           18        2,315
  12 San Geronimo Golf
      Course.................   San Geronimo, California     18          636
  13 Summitpointe Golf Club..   Milpitas, California         18          972
  14 Upland Hills Country
      Club...................   Upland, California           18          819
  15 Vista Valencia Golf
      Course (2 Courses).....   Valencia, California         27          914
  16 Eagle Golf Club.........   Broomfield, Colorado         18          386
  17 Arrowhead Golf & Sports
      Club...................   Davie, Florida               18          358
  18 Baymeadows Golf Club....   Jacksonville, Florida        18          320
  19 Binks Forest Country
      Club...................   Wellington, Florida          18          455
  20 Sabal Palm Golf Course..   Tamarac, Florida             18          524
  21 Summerfield Crossing
      Golf Club..............   Tampa, Florida               18          263
  22 Goshen Plantation
      Country Club...........   Augusta, Georgia             18          318
  23 River's Edge Golf Club..   Fayetteville, Georgia        18          446
  24 The Golf Club at
      Bradshaw Farm..........   Woodstock, Georgia           18          451
  25 Ruffled Feathers Golf
      Course.................   Lemont, Illinois             18          950
  26 Tamarack Golf Club......   Naperville, Illinois         18          514
  27 Sugar Ridge Golf
      Course.................   Lawrenceburg, Indiana        18          304
  28 Deer Creek Golf Club....   Overland Park, Kansas        18          798
  29 Dub's Dread Golf
      Course.................   Kansas City, Kansas          18          384
  30 WestWinds Country Club..   New Market, Maryland         18          382
  31 The Links at Northfork..   Ramsey, Minnesota            18          388
  32 Royal Meadows Golf
      Course (2 Courses).....   Kansas City, Missouri        27          282
  33 Rancocas Golf Club......   Willingboro, New Jersey      18          559
  34 Paradise Hills Golf
      Course.................   Albuquerque, New Mexico      18          555
  35 Pawtuckett Golf Club....   Charlotte, North Carolina    18          164
  36 Bent Tree Golf Club.....   Columbus, Ohio               18          436
  37 Fowler's Mill Golf
      Course.................   Chesterland, Ohio            27          429
  38 Country Club of Hershey
      South Course...........   Hershey, Pennsylvania        18          258
  39 Golden Oaks Country
      Club...................   Fleetwood, Pennsylvania      18          576
  40 Hickory Heights Golf
      Club...................   Bridgeville, Pennsylvania    18          299
  41 The Links at Stono
      Ferry..................   Charleston, South Carolina   18          164
  42 Forrest Crossing Golf
      Course.................   Nashville, Tennessee         18          304
  43 Bear Creek Golf World (3
      Courses)...............   Houston, Texas               54        1,419
  44 Lake Houston Golf Club..   Huffman, Texas               18          209
  45 Longwood Golf Club......   Houston, Texas               27          410
  46 Riverchase Golf Club....   Coppell, Texas               18        1,119
  47 Riverside Golf Club.....   Grand Prairie, Texas         18          785
  48 Southwyck Golf Club.....   Pearland, Texas              18          431
  49 Chesapeake Golf Club....   Chesapeake, Virginia         18          418
  50 Honey Bee Golf Club.....   Virginia Beach, Virginia     18          559
  51 Reston National Golf
      Course.................   Reston, Virginia             18        1,124
  52 Capitol City Golf Club..   Olympia, Washington          18          305
  53 Lake Wilderness Golf
      Course.................   Maple Valley, Washington     18          281
                                                                     -------
     Total Daily Fee Courses.............................            $29,536
                                                                     =======

                     The Golf Courses--Private Club Courses

                                          Location           No. of      1997
     Course Name                       (City, State)         Holes  Rent Revenues
     -----------                       -------------         ------ --------------
                                                                    (In thousands)
   1 Ancala Country Club.....   Scottsdale, Arizona            18      $   914
   2 Arrowhead Country Club..   Glendale, Arizona              18          598
   3 Canyon Oaks Country
      Club...................   Chico, California              18          454
   4 Escondido Country Club..   Escondido, California          18          606
   5 Monterey Country Club...   Palm Desert, California        27          811
   6 Palm Valley Country Club
      (2 Courses)............   Palm Desert, California        36        1,436
   7 SeaCliff Country Club...   Huntington Beach, California   18        1,414
   8 Spanish Hills Country
      Club...................   Camarillo, California          18          332
   9 Sunset Hills Country
      Club...................   Thousand Oaks, California      18        1,323
  10 Wood Ranch Golf Club....   Simi Valley, California        18        1,084
  11 Heather Ridge Country
      Club...................   Aurora, Colorado               18          331
  12 Pinery Country Club.....   Denver, Colorado               27          560
  13 Crescent Oaks Country
      Club...................   Clearwater, Florida            18           91
  14 Brookstone Golf &
      Country Club...........   Acworth, Georgia               18          553
  15 The Plantation Golf
      Club...................   Boise, Idaho                   18          267
  16 Eagle Brook Country
      Club...................   Geneva, Illinois               18          340
  17 Mission Hills Country
      Club...................   Northbrook, Illinois           18          825
  18 Highlands Golf & Supper
      Club...................   Hutchinson, Kansas             18           63
  19 Tallgrass Country Club..   Wichita, Kansas                18          249
  20 Shenandoah Country
      Club...................   Baton Rouge, Louisiana         18          131
  21 Stonebridge Country
      Club...................   New Orleans, Louisiana         27           35*
  22 Hunt Valley Golf Club...   Phoenix, Maryland              27        1,659
  23 Skyline Woods Country
      Club...................   Elkhorn, Nebraska              18          293*
  24 Tanoan Country Club.....   Albuquerque, New Mexico        27        1,318
  25 Brandywine Country
      Club...................   Maumee, Ohio                   27          689
  26 Oakhurst Country Club...   Grove City, Ohio               18          386
  27 Royal Oak Country Club..   Cincinnati, Ohio               18          365
  28 Meadowbrook Country
      Club...................   Tulsa, Oklahoma                18          335
  29 The Trails..............   Norman, Oklahoma               18          242
  30 Creekside Golf Club.....   Salem, Oregon                  18          624
  31 The Oregon Golf Club....   West Linn, Oregon              18        1,456
  32 Country Club of Hershey
      (2 Courses)............   Hershey, Pennsylvania          36          993
  33 Gettysvue Polo, Golf &
      Country Club...........   Knoxville, Tennessee           18           61
  34 Berry Creek Country
      Club...................   Georgetown, Texas              18          528
  35 Diamond Oaks Country
      Club...................   Fort Worth, Texas              18          380
  36 Eldorado Country Club...   McKinney, Texas                18          657
  37 Great Southwest Golf
      Club...................   Grand Prairie, Texas           18          838
  38 Oakridge Country Club...   Garland, Texas                 18          368
  39 Sweetwater Country Club
      (2 Courses)............   Sugarland, Texas               36        1,289
  40 Walden on Lake Houston
      Country Club...........   Humble, Texas                  18          371
  41 Willow Fork Country
      Club...................   Katy, Texas                    18          283
  42 Woodhaven Country Club..   Forth Worth, Texas             18          212
  43 Bear Creek Country
      Club...................   Woodinville, Washington        18          850
                                                                       -------
     Total Private Club Courses............................            $26,614
                                                                       =======

--------
* Sold in 1997

                       The Golf Courses--Resort Courses

                                             Location              No. of      1997
     Course Name                          (City, State)            Holes  Rent Revenues
     -----------                          -------------            ------ --------------
                                                                          (In thousands)
   1 London Bridge Golf Club
      (2 Courses)............   Lake Havasu City, Arizona            36    $        542
   2 Stonecreek Golf Course..   Phoenix, Arizona                     18             989
   3 Superstition Springs
      Golf Club..............   Mesa, Arizona                        18             801
   4 Tatum Ranch Golf Club...   Cave Creek, Arizona                  18           1,088
   5 The Legend at
      Arrowhead..............   Glendale, Arizona                    18             620
   6 Aptos Seascape Golf
      Course.................   Aptos, California                    18           1,454
   7 BlackLake Golf Course...   Nipomo, California                   18           1,132
   8 Arrowhead Golf Club.....   Littleton, Colorado                  18           1,075
   9 Las Vegas National Golf
      Club...................   Las Vegas, Nevada                    18           2,636
  10 Painted Desert Golf
      Course.................   Las Vegas, Nevada                    18             875
  11 Wildhorse Country Club..   Henderson, Nevada                    18           1,661
  12 Brigantine Golf Links...   Brigantine, New Jersey               18             384
  13 Carolina Shores Golf &
      Country Club...........   Calabash, North Carolina             18             679
  14 Colonial Charters Golf
      Course.................   Longs, South Carolina                18             494
  15 Port Royal Golf &
      Racquet Club
      (3 Courses)............   Hilton Head Island, South Carolina   54           2,197
  16 Shipyard Golf Club......   Hilton Head Island, South Carolina   27           1,043
  17 Pecan Valley Golf Club..   San Antonio, Texas                   18             496
                                                                           ------------
     Total Resort Courses........................................          $     18,166
                                                                           ------------
     Total All Courses...........................................          $     74,316
                                                                           ============

                   The Golf Courses--Owned by Joint Venture

                                             Location              No. of
     Course Name                          (City, State)            Holes  Type of Course
     -----------                          -------------            ------ --------------
   1 Pumpkin Ridge Golf Club
     (Ghost Creek)...........   Cornelius, Oregon                    18   Daily Fee
   2 Pumpkin Ridge Golf Club
     (Witch Hollow)..........   Cornelius, Oregon                    18   Private Club

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

  The increase in rent revenues is due to (i) the acquisition of nine golf course properties during 1997, which accounted for approximately $3,611,000 of the increase; (ii) a full year of rent in 1997 on 34 golf course properties acquired in 1996, which accounted for approximately $9,248,000 of the increase; (iii) an increase in base rent of approximately $1,212,000; and (iv) an increase in percentage rent of approximately $1,347,000. The increase in general and administrative expenses in 1997 was primarily due to (i) an increase in compensation expense resulting from the issuance of restricted stock and (ii) payments to be made to the former president of the Company pursuant to a separation agreement. The increase in depreciation and amortization expense is due to an increase in depreciation expense of approximately $5,696,000, which was offset by a decrease in amortization expense of approximately $62,000. The increase in depreciation expense is primarily due to (i) the acquisition of nine golf course properties during 1997, which accounted for approximately $1,810,000 of the increase and (ii) a full year of depreciation expense in 1997 on 34 golf course properties acquired in 1996, which accounted for approximately $4,239,000 of the increase. The decrease in amortization expense is primarily due to certain covenants and loan costs becoming fully amortized.

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

  Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or OP Units as consideration for such purchases. The Company currently has a $100 million credit facility with a group of four commercial banks, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At December 31, 1997, such rate was 8.5%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $86 million and $91 million under this credit facility as of January 5, 1998 and December 31, 1997, respectively. The Company may borrow additional funds or increase its credit facility to finance future acquisitions. On a long-term basis, the Company may use Common Stock or OP Units as consideration for future acquisitions or borrow additional funds, increase its credit facility or issue Common Stock to finance such purchases.

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

                                                        For the year ended
                                                           December 31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
                                                          (In thousands)
   Net income........................................ $15,579  $13,412  $13,286
   Minority interest.................................  12,003   10,852   11,366
   Depreciation and amortization.....................  24,883   19,124   14,027
   Gain on insurance proceeds........................  (2,231)     --       --
   Gain on sale of properties........................    (158)  (1,199)  (1,893)
   Excess land sales.................................    (469)     --       --
   Write off of option payable.......................     --       --      (101)
   Amortization--loan costs..........................    (227)    (147)    (195)
   Depreciation--corporate...........................     (69)     (47)     (43)
                                                      -------  -------  -------
   Funds from operations............................. $49,311  $41,995  $36,447
   Company's share of funds from operations..........   56.48%   55.28%   53.89%
                                                      -------  -------  -------
   Company's funds from operations................... $27,851  $23,215  $19,641
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Golf Properties, Inc.

  We have audited the consolidated financial statements and financial statement schedule of National Golf Properties, Inc. (the "Company") as listed in Item 14(a)(1) and (2) of this Form 10-K/A. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  Additionally, Note 14 to the accompanying consolidated financial statements has been restated for American Golf Corporation and Subsidiaries change in their method of accounting for membership initiation deposits and fees and the related incremental direct costs.

                                          PricewaterhouseCoopers LLP

Los Angeles, California

February 4, 1998, except for Note 14,

as to which the date is December 4, 1998

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

                         NATIONAL GOLF PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (in thousands, except share and per share amounts)

                                            Additional             Unamortized
                         Number Of   Common  Paid In   Accumulated Restricted
                           Shares    Stock   Capital     Deficit      Stock     Total
                         ----------  ------ ---------- ----------- ----------- --------
Balance at December 31,
 1994................... 10,621,975   $106   $117,900   $ (1,360)    $(3,512)  $113,134
 Amortization of
  restricted stock......        --     --         --         --          943        943
 Reduction for minority
  interest..............        --     --      (2,558)       --          --      (2,558)
 Distributions paid
  ($1.59 per share).....        --     --      (3,614)   (13,286)        --     (16,900)
 Allocation for minority
  interest in the
  Operating Partnership.        --     --       2,393        --          --       2,393
 Net income.............        --     --         --      13,286         --      13,286
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1995................... 10,621,975    106    114,121     (1,360)     (2,569)   110,298
 Amortization of
  restricted stock......        --     --         --         --        1,089      1,089
 Issuance of stock for
  acquisitions..........  1,577,820     16     40,771        --          --      40,787
 Issuance of restricted
  stock.................     82,000      1      1,878        --       (1,878)         1
 Exercise of stock
  options...............     21,925    --         446        --          --         446
 Distributions paid
  ($1.65 per share).....        --     --      (4,840)   (13,412)        --     (18,252)
 Allocation for minority
  interest in the
  Operating Partnership.        --     --     (10,111)       --          --     (10,111)
 Net income.............        --     --         --      13,412         --      13,412
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1996................... 12,303,720    123    142,265     (1,360)     (3,358)   137,670
 Amortization of
  restricted stock......        --     --         --         --        1,532      1,532
 Issuance of restricted
  stock.................     52,000    --       1,840        --       (1,840)       --
 Forfeiture of
  restricted stock......    (20,000)   --        (570)       --          570        --
 Exercise of stock
  options...............     72,475      1      1,438        --          --       1,439
 Distributions paid
  ($1.69 per share).....        --     --      (5,332)   (15,579)        --     (20,911)
 Allocation for minority
  interest in the
  Operating Partnership.        --     --        (419)       --          --        (419)
 Net income.............        --     --         --      15,579         --      15,579
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1997................... 12,408,195   $124   $139,222   $ (1,360)    $(3,096)  $134,890
                         ==========   ====   ========   ========     =======   ========


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                For the Year Ended December
                                                            31,
                                                ------------------------------
                                                  1997      1996       1995
                                                --------  ---------  ---------
Cash flows from operating activities:
  Net income................................... $ 15,579  $  13,412  $  13,286
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..............   24,758     19,124     14,027
    Amortization of restricted stock...........    1,532      1,089        943
    Minority interest in earnings..............   12,003     10,852     11,366
    Distributions from joint venture, net of
     equity in income..........................      124        --         --
    Gain on insurance proceeds.................   (2,231)       --         --
    Gain on sale of properties.................     (158)    (1,199)    (1,893)
    Other adjustments..........................       71          5       (101)
    Changes in assets and liabilities:
    Other assets...............................    1,863       (591)       122
    Accounts payable and other liabilities.....    2,480        866       (478)
    Due from/to affiliate......................     (445)       659       (889)
                                                --------  ---------  ---------
      Net cash provided by operating
       activities..............................   55,576     44,217     36,383
                                                --------  ---------  ---------
Cash flows from investing activities:
  Purchase of held-to-maturity securities......      --         --    (402,910)
  Proceeds from sale of held-to-maturity secu-
   rities......................................      --         --     412,870
  Purchase of available-for-sale securities....   (7,623)    (5,644)   (22,620)
  Proceeds from sale of available-for-sale se-
   curities....................................    6,694      6,167     21,811
  Proceeds from mortgage notes receivable......      732     25,472        --
  Purchase of property and related assets......  (89,487)   (90,368)   (85,165)
  Purchase of property and related assets from
   affiliates..................................      --      (4,937)       --
  Investment in joint venture..................   (8,128)       --         --
  Proceeds from sale of properties and related
   assets......................................    3,404        829        --
  Payments for covenants not to compete........      --         --          (5)
                                                --------  ---------  ---------
      Net cash used by investing activities....  (94,408)   (68,481)   (76,019)
                                                --------  ---------  ---------
Cash flows from financing activities:
  Principal payments on notes payable..........  (83,300)  (111,952)   (14,159)
  Proceeds from notes payable..................  147,150    173,299     88,500
  Loan costs...................................     (106)      (530)      (940)
  Repurchase of OP Units.......................      --        (116)       --
  Proceeds from stock options exercised........    1,439        446        --
  Cash distributions...........................  (20,911)   (18,252)   (16,902)
  Limited partners' cash distributions.........  (14,966)   (14,496)   (13,860)
                                                --------  ---------  ---------
      Net cash provided by financing
       activities..............................   29,306     28,399     42,639
                                                --------  ---------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................   (9,526)     4,135      3,003
Cash and cash equivalents at beginning of
 period........................................   11,224      7,089      4,086
                                                --------  ---------  ---------
Cash and cash equivalents at end of period..... $  1,698  $  11,224  $   7,089
                                                ========  =========  =========
Supplemental cash flow information:
  Interest paid................................ $ 18,729  $  13,646  $   8,503
  Taxes paid...................................      261        265        386

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

                      NATIONAL GOLF PROPERTIES, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

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

  The Company assesses whether there has been a permanent impairment in the value of rental property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream were not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been permanent impairment by comparing the expected undiscounted future cash flows from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no permanent impairment has occurred in its net property carrying values.

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

 h) Intangible Assets

  Included in other assets are intangible assets which consist of covenants not to compete, goodwill and other intangibles. Intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis. The covenants are amortized over their contractual lives which range from three to 30 years. Goodwill, arising from golf course acquisitions, is amortized over the life of the Leases (15 to 20 years). Other intangibles are amortized over periods from one to ten years. The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize a permanent impairment loss if the income stream is not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been permanent impairment by comparing the expected undiscounted future cash flows from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no permanent impairment in the carrying value of its intangible assets has occurred. Accumulated amortization at December 31, 1997 and 1996, was approximately $4,318,000 and $4,310,000, respectively.

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

                      NATIONAL GOLF PROPERTIES, INC.

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--(Continued)

 j) Fair Value of Financial Investments--(Continued)

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

 l) Accounting for Stock-Based Compensation

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

                      NATIONAL GOLF PROPERTIES, INC.

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

 Acquisition                                                                Initial
    Date                 Course Name                    Location           Investment
 -----------             -----------                    --------         --------------
                                                                         (in thousands)
                                                                         --------------
   1/2/97    Stonecreek Golf Course              Phoenix, Arizona           $ 9,447
  1/10/97    Tamarack Golf Club                  Naperville, Illinois         5,393
  4/10/97    Baymeadows Golf Club                Jacksonville, Florida        4,563
   5/1/97    The Golf Club at Bradshaw Farm      Woodstock, Georgia           6,603
  7/31/97    Longwood Golf Club                  Houston, Texas               9,706
  8/12/97    Eagle Brook Country Club            Geneva, Illinois            10,440
 10/10/97    Gettysvue Polo, Golf & Country Club Knoxville, Tennessee         6,303
 10/17/97    Oakhurst Country Club               Clayton, California          9,665
 10/24/97    Spanish Hills Country Club          Camarillo, California       17,051
                                                                            -------
               Total Initial Investment................................     $79,171
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

(3) INVESTMENTS

                                       December 31,
                                 -------------------------
                                     1997         1996
                                 ------------- -----------
                                  Cost  Market Cost Market Maturity
                                 ------ ------ ---- ------ --------
                                           (in thousands)
Available-for-sale securities:
  Commercial Paper.............. $  --  $  --  $ 86  $ 86   1/1997
  Corporate Note................    --     --   200   200   3/1997
  Commercial Paper..............    107    107  --    --    1/1998
  Corporate Note................    200    200  --    --    1/1998
  U.S. Government and Agency
   Obligation...................    908    908  --    --    1/1998
                                 ------ ------ ----  ----
    Total....................... $1,215 $1,215 $286  $286
                                 ====== ====== ====  ====

  In 1997 and 1996, available-for-sale securities were sold resulting in proceeds of $6,694,000 and $6,167,000, respectively. There were no gross realized gains or losses in 1997 and 1996.

                      NATIONAL GOLF PROPERTIES, INC.

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

                      NATIONAL GOLF PROPERTIES, INC.

(6) NOTES PAYABLE

  Notes payable consist of the following:

                                                       December 31,
                                                     -----------------
                              Interest   Interest
   Type of Collateral           Rate      Payment      1997     1996   Maturity
   ------------------         --------   --------    -------- -------- --------
                                                      (in thousands)
   Uncollateralized note.....   7.43%     Monthly    $    --  $  5,500  1/1997
   Uncollateralized note.....   7.64%     Monthly         --     6,240  1/1997
   Uncollateralized note.....   7.73%     Monthly         --     3,850  1/1997
   Uncollateralized note.....   8.25%     Monthly         --     9,300  1/1997
   Collateralized note.......                             --        50  5/1997
   Uncollateralized note.....   6.88%     Monthly      17,000      --   1/1998
   Uncollateralized note.....   6.92%     Monthly       5,000      --   1/1998
   Uncollateralized note.....   6.95%     Monthly      33,000      --   1/1998
   Uncollateralized note.....   7.01%     Monthly       5,500      --   1/1998
   Uncollateralized note.....   7.12%     Monthly       9,500      --   1/1998
   Uncollateralized note.....   7.13%     Monthly      10,000      --   1/1998
   Uncollateralized note.....   8.50%    Quarterly      7,000      --   1/1998
   Uncollateralized note.....   6.88%                   4,000      --   2/1998
   Collateralized note.......   5.50%    Quarterly      4,500    4,500  2/1999
   Collateralized note.......                           1,447      --   8/2000
   Collateralized note.......   5.50%    Quarterly        646      809  5/2001
   Collateralized note.......   6.60%    Quarterly     20,000   20,000  7/2001
   Collateralized note.......                           3,587      --  10/2004
   Uncollateralized notes....   8.68%  Semi-annually   48,705   50,000 12/2004
   Uncollateralized notes....   8.73%  Semi-annually   49,369   50,000  6/2005
   Uncollateralized notes....   7.90%  Semi-annually   40,000   40,000  6/2006
   Uncollateralized note.....                           2,779    2,579  7/2006
   Uncollateralized notes....   8.00%  Semi-annually   35,000   35,000 12/2006
   Uncollateralized note.....   8.00%    Quarterly      1,999    2,121  1/2008
                                                     -------- --------
                                                     $299,032 $229,949
                                                     ======== ========

  The following is a schedule of maturities on notes payable for the next five years ending December 31 and in total thereafter:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
       1998......................................................    $  3,059
       1999......................................................       9,918
       2000......................................................       8,486
       2001......................................................      26,013
       2002......................................................      98,145
       Thereafter................................................     153,411
                                                                     --------
                                                                     $299,032
                                                                     ========

  The note agreements contain, among other things, covenants restricting the sale of property and certain financial ratios and reporting requirements.

                      NATIONAL GOLF PROPERTIES, INC.

(6) NOTES PAYABLE--(Continued)

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

  An OP Limited Partner, who owns or controls 75,003 OP Units, is the holder of a promissory note for approximately $2 million that the Company assumed at the time of the Offering in connection with the

                      NATIONAL GOLF PROPERTIES, INC.

(6) NOTES PAYABLE--(Continued)

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

(8) LEASE RENTAL AGREEMENTS

  Future minimum rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (in thousands)
     1998........................................................   $   74,690
     1999........................................................       74,690
     2000........................................................       74,690
     2001........................................................       74,690
     2002........................................................       74,690
     Thereafter..................................................      649,992
                                                                    ----------
                                                                    $1,023,442
                                                                    ==========

  The minimum rent for the first year for each golf course under the Leases is initially set at a fixed amount. Thereafter, with respect to the Leases for the Initial Golf Courses, minimum rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these Leases, percentage rent is paid to the Company each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount plus 5% of Other Revenue in excess of a

                      NATIONAL GOLF PROPERTIES, INC.

(8) LEASE RENTAL AGREEMENTS--(Continued)

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

  Stock options vest at 25% per year over four years and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1993 Plan for the years ended December 31, 1997, 1996 and 1995:

                                     Number of     Number of Weighted Average
                                      Shares--     Shares--  Option Exercise
                                  Restricted Stock  Options       Price
                                  ---------------- --------- ----------------
   Outstanding at December 31,
    1994.........................     189,500       518,400       $20.32
     Vested......................     (46,500)          --           --
     Cancelled...................         --        (17,300)       20.38
                                      -------       -------       ------
   Outstanding at December 31,
    1995.........................     143,000       501,100       $20.32
     Granted.....................      70,000        40,000        25.88
     Vested......................     (46,500)          --           --
     Cancelled...................         --        (34,075)       21.70
     Exercised...................         --        (21,925)       20.38
                                      -------       -------       ------
   Outstanding at December 31,
    1996.........................     166,500       485,100       $20.68
     Granted.....................      50,000           --           --
     Vested......................     (56,500)          --           --
     Forfeited...................     (20,000)      (20,000)       25.88
     Cancelled...................         --            --           --
     Exercised...................         --        (72,475)       19.86
                                      -------       -------       ------
   Outstanding at December 31,
    1997.........................     140,000       392,625       $20.57
                                      =======       =======       ======

                      NATIONAL GOLF PROPERTIES, INC.

(9) STOCK OPTIONS AND AWARDS--(Continued)

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

  The following table summarizes the stock option transactions pursuant to the 1997 Plan for the year ended December 31, 1997:

                                                        Number of    Weighted
                                                         Shares   Average Option
                                                         Options  Exercise Price
                                                        --------- --------------
   Granted.............................................  22,500       $30.06
                                                         ------       ------
   Outstanding at December 31, 1997....................  22,500       $30.06
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

                                        Number of     Number of    Weighted
                                         Shares--     Shares--  Average Option
                                     Restricted Stock  Options  Exercise Price
                                     ---------------- --------- --------------
     Granted........................      12,000       24,000       $23.42
                                          ------       ------       ------
     Outstanding at December 31,
      1996..........................      12,000       24,000       $23.42
     Granted........................       2,000        8,000        31.50
                                          ------       ------       ------
     Outstanding at December 31,
      1997..........................      14,000       32,000       $25.44
                                          ======       ======       ======

                      NATIONAL GOLF PROPERTIES, INC.

(9) STOCK OPTIONS AND AWARDS--(Continued)

                                                                     Weighted
                                                        Number of Average Option
                                                         Shares   Exercise Price
                                                        --------- --------------
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

                                                            For the Year Ended
                                                               December 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
                                                              (in thousands,
                                                             except per share)
     Net income, as reported............................... $  15,579 $  13,412
     Net income, pro forma................................. $  15,501 $  13,387
     Basic earnings per share, as reported................. $    1.26 $    1.19
     Basic earnings per share, pro forma................... $    1.25 $    1.18
     Diluted earnings per share, as reported............... $    1.25 $    1.17
     Diluted earnings per share, pro forma................. $    1.24 $    1.17

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

(10) 401(k) PLAN

  The Company established a qualified retirement plan designed to qualify under Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan allows participants to defer up to 10% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Matching contributions may be made in amounts and at times determined by the Company. The 401(k) Plan provides for matching contributions by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of three percent of the

                      NATIONAL GOLF PROPERTIES, INC.

(10) 401(K) PLAN--(Continued)

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

                      NATIONAL GOLF PROPERTIES, INC.

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

  The following table sets forth certain condensed financial information concerning AGC.

                                                             December 31,
                                                          --------------------
                                                            1997       1996
                                                          ---------  ---------
                                                            (in Thousands)
   Current assets........................................  $ 79,692   $ 57,511
   Non-current assets....................................   147,423    131,654
                                                          ---------  ---------
   Total assets..........................................  $227,115   $189,165
                                                          ---------  ---------
   Total current liabilities.............................  $ 70,411   $ 59,750
   Total long-term liabilities...........................   128,197     93,599
   Minority interest.....................................       501        466
   Total shareholders' equity............................    28,006     35,350
                                                          ---------  ---------
   Total liabilities and shareholders' equity............  $227,115   $189,165
                                                          =========  =========

                                                          For The Year Ended
                                                             December 31,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
                                                            (in Thousands)
   Total revenues.................................... $517,131 $427,743 $352,335
   Net income........................................ $ 12,323 $  4,343 $  4,168

(15) QUARTERLY FINANCIAL INFORMATION (Unaudited)

  Summarized quarterly financial data for the years ended December 31, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                    Quarter Ended
                                      -----------------------------------------
                                      March 31 June 30 September 30 December 31
                                      -------- ------- ------------ -----------
   Fiscal 1997
   Revenues.......................... $17,449  $18,731   $19,335      $19,078
   Operating income.................. $10,317  $11,479   $11,494      $11,209
   Net income........................ $ 3,278  $ 4,087   $ 3,752      $ 4,462
   Basic earnings per share.......... $  0.27  $  0.33   $  0.30      $  0.36
   Diluted earnings per share........ $  0.26  $  0.33   $  0.30      $  0.36

                      NATIONAL GOLF PROPERTIES, INC.

(15) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)--(Continued)

                                                    Quarter Ended
                                      -----------------------------------------
                                      March 31 June 30 September 30 December 31
                                      -------- ------- ------------ -----------
   Fiscal 1996
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

                                                            For The Year Ended
                                                               December 31,
                                                            -------------------
                                                              1997      1996
                                                            --------- ---------
     Revenues from rental property......................... $  78,124 $  66,288
     Net income............................................ $  15,142 $  12,271
     Basic earnings per share.............................. $    1.22 $    1.08
     Diluted earnings per share............................ $    1.21 $    1.07

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                       Page No.
                                                                       --------
   1.Financial Statements
    Report of Independent Accountants...............................      11
    Consolidated Balance Sheets of National Golf Properties, Inc. as
     of December 31, 1997 and 1996..................................      12
    Consolidated Statements of Operations of National Golf
     Properties, Inc. for the years ended December 31, 1997, 1996
     and 1995.......................................................      13
    Consolidated Statements of Stockholders' Equity of National Golf
     Properties, Inc. for the years ended December 31, 1997, 1996
     and 1995.......................................................      14
    Consolidated Statements of Cash Flows of National Golf
     Properties, Inc. for the years ended December 31, 1997, 1996
     and 1995.......................................................      15
    Notes to Consolidated Financial Statements......................      16
   2.Financial Statement Schedules
    Schedule III--Real Estate and Accumulated Depreciation..........      32

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

  10.32 Lease Agreement, dated as of December 17, 1996, between the Company and
        Evergreen Alliance Golf Limited with respect to San Geronimo Golf
        Course (incorporated by reference to Exhibit 10.36 to the Company's
        Annual Report on Form 10-K dated March 14, 1997)
  10.33 Lease Agreement, dated as of October 22, 1997, between the Company and
        Camarillo Golf, LLC with respect to Spanish Hills Country Club
        (incorporated by reference to Exhibit 10.33 to the Company's Annual
        Report on Form 10-K dated February 6, 1998)
  10.34 Assignment Agreement, dated as of July 30, 1996, between National Golf
        Properties, Inc. and National Golf Operating Partnership, L.P.
        (incorporated by reference to Exhibit 2.3 to the Company's Current
        Report on Form 8-K dated August 13, 1996)
  10.35 Lease Agreement, dated as of July 30, 1996, between National Golf
        Operating Partnership, L.P. and American Golf Corporation (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K
        dated August 13, 1996)
  10.36 Amendment of Agreement of Limited Partnership of National Golf
        Operating Partnership, L.P., dated as of July 25, 1996, by National
        Golf Properties, Inc. (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K dated March 14, 1997)
  10.37 Second Amendment of Agreement of Limited Partnership of National Golf
        Operating Partnership, L.P., dated as of July 29, 1996, by National
        Golf Properties, Inc. (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K dated March 14, 1997)
  10.38 Registration Rights Agreement, dated as of July 30, 1996, by and among
        National Golf Properties, Inc., and the parties set forth therein
        (incorporated by reference to Exhibit 10.41 to the Company's Annual
        Report on Form 10-K dated March 14, 1997)
  10.39 $100,000,000 Credit Agreement dated as of April 25, 1997, among
        National Golf Operating Partnership, L.P., National Golf Properties,
        Inc., the Lender Parties named therein and NationsBank of Texas, N.A.
        (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
        Report on Form 10-Q dated April 29, 1997)
 *10.40 National Golf Properties, Inc. Deferred Compensation Plan, effective
        June 1, 1997 (incorporated by reference to Exhibit 10.2 to the
        Company's Quarterly Report on Form 10-Q dated July 29, 1997)
 *10.41 National Golf Properties, Inc. Deferred Compensation Plan Trust
        Agreement, dated as of June 1, 1997, by and between National Golf
        Properties, Inc. and Imperial Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated
        July 29, 1997)
 *10.42 Consulting Agreement, entered into as of the 30th day of April, 1997, between National Golf Properties, Inc. and Edward R. Sause
        (incorporated by reference to Exhibit 10.4 to the Company's Quarterly
        Report on Form 10-Q dated July 29, 1997)
  10.43 Pumpkin Ridge Joint Venture Joint Venture Agreement, dated as of
        September 8, 1997, by and among National Golf Operating Partnership,
        L.P. and Pumpkin Ridge Partners (incorporated by reference to Exhibit
        10.2 to the Company's Quarterly Report on Form 10-Q dated October 30,
        1997)
  10.44 Lease Agreement, dated as of September 8, 1997, between Pumpkin Ridge
        Joint Venture and AGC (incorporated by reference to Exhibit 10.3 to the
        Company's Quarterly Report on Form 10-Q dated October 30, 1997)
  10.45 USGA Agreement, made and entered into as of September 8, 1997, by and between Pumpkin Ridge Joint Venture and AGC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated
        October 30, 1997)
  21.1  List of Subsidiaries of National Golf Properties, Inc. (incorporated by reference to Exhibit 22.1 to the Company's Report on Form 8-B dated
        December 29,1995)
  23.1  Consent of Independent Accountants
  27.1  Financial Data Schedule (incorporated by reference to Exhibit 27.1 to the Company's Annual Report on Form 10-K dated February 6, 1998)

--------
* Management contract or compensatory plan or arrangement.

                                                                       Page No.
                                                                       --------
(b)Reports on Form 8-K filed during the Last Quarter
   None

(d)Additional Information Regarding American Golf Corporation and Subsidiaries
   Analysis of American Golf Corporation's Consolidated Financial In-
    formation........................................................     42
   American Golf Corporation's Consolidated Financial Statements
     Report of Independent Accountants...............................     44
     Consolidated Balance Sheets as of December 31, 1997 and 1996....     45
     Consolidated Statements of Operations for the years ended Decem-
      ber 31, 1997, 1996 and 1995....................................     46
     Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1997, 1996 and 1995.........................     47
     Consolidated Statements of Cash Flows for the years ended Decem-
      ber 31, 1997, 1996 and 1995....................................     48
     Notes to Consolidated Financial Statements......................     49

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

  Total revenues from golf course operations and management agreements for AGC increased by $89.4 million, or 20.9%, to $517.1 million for the year ended December 31, 1997 as compared to $427.7 million for the year ended December 31, 1996. The increase in revenues was due, in part, to the net increase of 10 new leased courses and 3 new courses under management agreements in 1997 as well as a full year of operations related to 48 leased courses and 6 management agreements acquired in July 1996. The increase in revenues was also attributable to favorable results generated in various regions due to good weather during 1997 as compared with 1996. Green fees for the year ended December 31, 1997, $188.7 million, increased by $30.9 million, or 19.6%, as compared to $157.8 million for the year ended December 31, 1996. Cart rentals revenues for the year ended December 31, 1997, $60.8 million, increased by $3.0 million, or 5.2%, from $57.8 million for the year ended December 31, 1996. Member dues and initiation fees for the year ended December 31, 1997, $83 million, increased by $20.7 million, or 33.2%, from $62.3 million for the year ended December 31, 1996. Food and beverage revenues for the year ended December 31, 1997, $89.6 million, increased by $19.3 million, or 27.5%, from $70.3 million for the year ended December 31, 1996. Merchandise sales were $44.7 million, an increase of $6.9 million, or 18.3%, from $37.8 million for the year ended December 31, 1996. Other revenue, which includes range income, increased by $5.8 million, or 15.5%, to $43.2 million for the year ended December 31, 1997, from $37.4 million for the year ended December 31, 1996. Management fees revenue of $7.1 million increased $2.7 million, or 61.4%, for the year ended December 31, 1997, from $4.4 million for the year ended December 31, 1996.

  Total operating expenses increased by $81.3 million, or 19.3%, to $503.1 million for the year ended December 31, 1997 as compared to $421.8 million for the year ended December 31, 1996. Payroll and related expenses increased by $44 million, or 30.4%, to $188.8 million for the year ended December 31, 1997, from $144.8 million for the year ended December 31, 1996. Rent expense increased by $15.6 million, or 16.7%, to $109.1 million for the year ended December 31, 1997, from $93.5 million for the year ended December 31, 1996. General and administrative expenses for the year ended December 31, 1997, $42.6 million, increased by $.4 million, or .01%, from $42.2 million for the year ended December 31, 1996. These expenses increased primarily due to the addition of new courses.

  Net income increased by $8 million to $12.3 million for the year ended December 31, 1997, from $4.3 million for the year ended December 31, 1996. The increase in net income is primarily due to the items indicated above as well as the seasonal nature of AGC's business in that the weather during the year ended December 31, 1997, was less severe than the year ended December 31, 1996.

  Comparison of the year ended December 31, 1996 to the year ended December 31, 1995

  Total revenues from golf course operations and management agreements for AGC increased by $75.4 million, or 21.4%, to $427.7 million for the year ended December 31, 1996 as compared to $352.3 million for the year ended December 31, 1995. The increase in revenues was primarily attributable to the net increase of 48 new leased courses and 6 new courses under management agreements. Green fees for the year ended December 31, 1996, $157.8 million, increased by $23.7 million, or 17.7%, as compared to $134.1 million for the year ended December 31, 1995. Cart rental revenues for the year ended December 1996, $57.8 million, increased by $6 million, or 11.6%, from $51.8 million for the year ended December 31, 1995. Member dues and initiation fees for the year ended December 31, 1996, $62.3 million, increased by $18.9 million, or 43.5%, from $43.4 million for the year ended December 31, 1995. Food and beverage revenues for the year ended December 31, 1996, $70.3 million, increased by $15.3 million, or 27.8%, from $55 million for the year ended December 31, 1995. Merchandise sales were $37.8 million, an increase of $6.9 million or 22.3% from $30.9 million for the year ended December 31, 1995. Other revenue, which includes range income, increased by $4.6 million, or 14%, to $37.4 million for the year ended December 31, 1996, from $32.8 million for the year ended December 31, 1995. Management fee revenue of $4.4 million was unchanged for the year ended December 31, 1996 when compared to the year ended December 31, 1995. Each revenue category rose in reasonable proportion to the overall increase in revenues due to the new acquisitions, with the exception of member dues and initiation fees. This revenue category increased as a result of the acquisition of a number of large private clubs.

  Total operating expenses increased by $74.6 million or 21.5%, to $421.8 million for the year ended December 31, 1996 as compared to $347.2 million for the year ended December 31, 1995. Rent expense increased by $16.6 million, or 21.6%, to $93.5 million for the year ended December 31, 1996, from $76.9 million for the year ended December 31, 1995. General and administrative expenses for the year ended December 31, 1996, $42.2 million, increased by $7 million, or $19.9%, from $35.2 million for the year ended December 31, 1995. These expenses increased primarily due to additional lease agreements.

  Net income increased by $100,000 to $4.3 million for the year ended December 31, 1996, from $4.2 million for the year ended December 31, 1995.

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

  AGC had working capital of approximately $9.3 million as of December 31, 1997. AGC believes it will be able to satisfy its liquidity requirements, including capital expenditures and rental payments under the leases with cash flow available from operations and borrowings. AGC has capital expenditure commitments related to acquiring and renewing leases. These commitments are typically satisfied over several years. The material capital commitments are clubhouse renovations, building and course improvements and irrigation systems. At December 31, 1997, AGC's capital expenditure commitment was approximately $8,600,000. The improvements will be funded from AGC's operating cash flow and from borrowings under the bank credit facilities.

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

  As discussed in Note 2 to the accompanying consolidated financial statements, American Golf Corporation and Subsidiaries changed their method of accounting for membership initiation deposits and fees and the related incremental direct costs and has restated the consolidated financial statements to give retroactive effect to this change.

                                          PricewaterhouseCoopers LLP

Los Angeles, California

February 4, 1998, except for Note 2,

as to which the date is December 4, 1998

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $ 16,738  $  2,291
  Accounts receivable--members (less allowance for doubtful
   accounts of $1,312 and $1,234 in 1997 and 1996, respec-
   tively).................................................   18,854    17,605
  Other receivables........................................   18,314    15,635
  Receivables from affiliates, net.........................    9,730     7,985
  Inventories..............................................   12,332    11,462
  Prepaid expenses.........................................    3,724     2,533
                                                            --------  --------
    Total current assets...................................   79,692    57,511
Property, equipment and capital leases, net................   87,597    80,967
Licenses...................................................      815       775
Leasehold rights...........................................   17,888    13,907
Deposits and other assets..................................   12,123     7,005
Note receivable from shareholder...........................   29,000    29,000
                                                            --------  --------
    Total assets........................................... $227,115  $189,165
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................... $  4,932  $  7,572
  Notes payable--current portion:
    Shareholders...........................................       31        29
    Capital leases.........................................    1,587     1,719
    Other..................................................      642     3,627
  Accrued expenses.........................................   34,519    26,837
  Other liabilities........................................   17,959    11,209
  Deferred revenue.........................................   10,741     8,757
                                                            --------  --------
      Total current liabilities............................   70,411    59,750
Notes payable--long-term portion:
  Shareholders.............................................      422       453
  Capital leases...........................................    2,856     4,437
  Other....................................................   59,188    53,841
Accrued expenses...........................................   35,300     9,310
Deferred revenue...........................................   30,431    25,558
                                                            --------  --------
      Total liabilities....................................  198,608   153,349
                                                            --------  --------
Minority interest..........................................      501       466
                                                            --------  --------
Commitments and contingencies (Note 10)
Shareholders' equity:
  Common stock--no par value; 10,000,000 shares authorized;
   6,438,525 and 6,354,497 shares outstanding at December
   31, 1997 and 1996, respectively.........................    6,594     8,080
  Retained earnings........................................   28,066    31,592
  Notes receivable from officers/directors.................   (6,591)   (4,299)
  Cumulative foreign currency translation adjustment.......      (63)      (23)
                                                            --------  --------
      Total shareholders' equity...........................   28,006    35,350
                                                            --------  --------
      Total liabilities and shareholders' equity........... $227,115  $189,165
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                            For the year ended December 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Revenues:
  Green fees............................... $  188,725  $  157,821  $  134,100
  Cart rentals.............................     60,762      57,753      51,801
  Member dues and initiation fees..........     82,994      62,288      43,403
  Food and beverage sales..................     89,633      70,289      54,956
  Merchandise sales........................     44,695      37,805      30,888
  Other revenue............................     43,203      37,427      32,755
  Management fees..........................      7,119       4,360       4,432
                                            ----------  ----------  ----------
    Total revenues.........................    517,131     427,743     352,335
Costs and expenses:
  Payroll and related expenses.............    188,808     144,779     118,050
  Cost of food and beverage sold...........     28,190      22,682      17,514
  Cost of merchandise sold.................     28,598      24,660      20,142
  General and administrative...............     42,604      42,155      35,204
  Repairs and maintenance..................     11,996      11,639      11,435
  Other operating expenses.................     84,454      72,806      60,983
  Rents....................................    109,141      93,494      76,940
  Depreciation and amortization............      9,275       9,546       6,970
                                            ----------  ----------  ----------
    Total costs and expenses...............    503,066     421,761     347,238
Operating income...........................     14,065       5,982       5,097
Other income (expense):
  Interest income..........................      4,541       2,210       1,583
  Interest expense.........................     (5,823)     (3,841)     (2,830)
                                            ----------  ----------  ----------
    Income before provision for state
     income taxes and minority interest in
     (income) loss.........................     12,783       4,351       3,850
Provision for state income taxes...........       (425)       (223)       (201)
                                            ----------  ----------  ----------
    Income before minority interest in
     (income) loss.........................     12,358       4,128       3,649
Minority interest in (income) loss.........        (35)        215         519
                                            ----------  ----------  ----------
    Net income............................. $   12,323  $    4,343  $    4,168
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                      Cumulative
                                                                        Foreign
                         Common Stock               Notes Receivable   Currency       Total
                         --------------  Retained         From        Translation Shareholders'
                         Shares  Amount  Earnings  Officers/Directors Adjustment     Equity
                         ------  ------  --------  ------------------ ----------- -------------
Balance, December 31,
 1994, as restated...... 6,339   $8,289  $ 36,573       $(4,939)         $ --       $ 39,923
  Net income............   --       --      4,168           --             --          4,168
  Dividends.............   --       --     (4,359)          --             --         (4,359)
  Foreign currency
   translation
   adjustment...........   --       --        --            --              56            56
  Issuance of stock for
   notes receivable from
   officers/directors...    15      393       --           (368)           --             25
  Payments on notes
   receivable from
   officers/directors...   --       --        --            406            --            406
                         -----   ------  --------       -------          -----      --------
Balance, December 31,
 1995, as restated...... 6,354    8,682    36,382        (4,901)            56        40,219
  Net income............   --       --      4,343           --             --          4,343
  Dividends.............   --       --     (9,133)          --             --         (9,133)
  Adjustment to notes
   receivable from
   officers/directors...   --      (602)      --            602            --            --
  Foreign currency
   translation
   adjustment...........   --       --        --            --             (79)          (79)
                         -----   ------  --------       -------          -----      --------
Balance, December 31,
 1996, as restated...... 6,354    8,080    31,592        (4,299)           (23)       35,350
  Net income............   --       --     12,323           --             --         12,323
  Dividends.............   --       --    (15,849)          --             --        (15,849)
  Issuance of stock for
   notes receivable from
   officers/directors...   149    4,235       --         (4,115)           --            120
  Purchase of stock from
   officers/directors...   (65)  (5,721)      --          1,823            --         (3,898)
  Foreign currency
   translation
   adjustment...........   --       --        --            --             (40)          (40)
                         -----   ------  --------       -------          -----      --------
Balance, December 31,
 1997, as restated...... 6,438   $6,594  $ 28,066       $(6,591)         $ (63)     $ 28,006
                         =====   ======  ========       =======          =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                            For the year ended December 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
Cash flows from operating activities:
  Net income............................... $   12,323  $    4,343  $    4,168
  Adjustments to reconcile net income to
   net cash provided by
   operating activities:
  Depreciation and amortization............      9,275       9,475       6,970
  Minority interest in earnings (loss).....         35        (215)       (519)
  Increase (decrease) from changes in:
    Accounts receivable....................     (1,253)     (6,914)     (5,177)
    Other receivables......................     (4,243)     (4,204)     (3,444)
    Receivables from affiliates, net.......     (1,745)      1,288      (4,691)
    Inventories............................       (875)     (1,205)     (1,869)
    Prepaid expenses.......................     (1,200)        930         391
    Licenses, deposits and other assets....     (5,160)      2,413        (668)
    Accounts payable.......................     (2,640)        770       1,200
    Accrued expenses.......................     33,692       8,882       2,764
    Other liabilities......................      6,766       4,177        (346)
    Deferred revenue.......................      6,857       9,932       5,514
                                            ----------  ----------  ----------
      Net cash provided by operating
       activities..........................     51,832      29,672       4,293
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Acquisition of property and equipment....    (13,758)     (9,970)    (19,703)
  Acquisition of leasehold rights..........     (4,730)     (3,571)       (538)
  Issuance of note receivable from
   shareholder.............................        --      (29,000)        --
                                            ----------  ----------  ----------
      Net cash used in investing
       activities..........................    (18,488)    (42,541)    (20,241)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from notes payable--other.......     12,053      57,732      28,478
  Payments on notes payable:
    Shareholders...........................        (29)        (26)       (343)
    Other..................................    (12,018)    (34,717)    (12,619)
    Capital leases.........................     (1,713)     (1,160)       (268)
  Proceeds from notes receivable from
   officers/directors......................        120         --          431
  Purchase of shares from
   officers/directors......................     (1,447)        --          --
  Capital contribution by minority
   interest................................        --          --        1,200
  Dividends paid...........................    (15,849)     (9,133)     (4,359)
                                            ----------  ----------  ----------
    Net cash (used in) provided by
     financing activities..................    (18,883)     12,696      12,520
    Effect of exchange rate changes on cash
     and cash equivalents..................        (14)        119          56
                                            ----------  ----------  ----------
    Net increase (decrease) in cash and
     cash equivalents......................     14,447         (54)     (3,372)
Cash and cash equivalents, beginning of
 period....................................      2,291       2,345       5,717
                                            ----------  ----------  ----------
Cash and cash equivalents, end of period... $   16,738  $    2,291  $    2,345
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

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(1) Organization and Summary of Significant Accounting Policies (Continued):

  Revenue from membership dues are generally billed monthly and recognized in the month earned. The monthly dues are structured to cover the club operating costs and membership services. Initiation fees are generally refundable in 30 years. Accordingly, the difference between the amount of the fees and the net present value of the future obligation is recognized as revenue on a straight-line basis over the expected average life of active membership, unless for initiation fees paid on terms or on installment basis uncertainty surrounding collectibility exists. In addition, related incremental direct costs (primarily commissions and percentage rent) are recorded in the same manner as the revenues are recognized.

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

(2) Change in Accounting Policy

  Based on recent Securities and Exchange Commission pronouncements the Company changed its accounting policy for member initiation fees to defer such revenues and recognize them on a straight-line basis over the expected average life of active membership. The Company previously recognized as revenue the difference between the amount of the fees and the net present value of the future obligation at the time of sale, unless for initiation fees paid on terms or on installment basis uncertainty surrounding collectability existed. In addition to the deferral of member initiation fees, the Company has deferred related incremental direct costs (primarily commissions and percentage rent) and is recording such costs in the same manner as the revenues are recognized. As noted below, this change in accounting policy resulted in a reduction to previously reported revenue and net income. The deferred member initiation fees and related incremental direct costs will be recognized in future periods over the expected average life of active membership. Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to reflect this change for all periods presented. The impact of the restatement is summarized as follows:

                                                      1997      1996     1995
                                                     -------  --------  -------
                                                          (In thousands)
      Total revenues................................ $(8,101) $(11,824) $(6,731)
      Net income.................................... $(6,857) $ (9,932) $(5,514)

  In addition, this change resulted in a decrease in retained earnings of $41,172,000, $34,315,000 and $24,383,000 as of December 31, 1997, 1996 and
1995, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(3) Receivables from Affiliates, net:

  The receivables from affiliates are uncollateralized and due within one year.

(4) Property, Equipment and Capital Leases:

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

(5) Note Receivable from Shareholder:

  During 1996, the Company loaned $29 million to David G. Price. The note is due in 2004 with principal payments beginning in 1999. The note bears interest at 9.35% and is payable semi-annually.

(6) State Income Taxes:

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

(7) Notes Payable--Shareholders:

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

(8) Notes Payable--Others:

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

(8) Notes Payable--Others (Continued):

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

(9) Notes Payable--Capital Leases:

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

(10) Employee Benefit Plans:

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

(10) Employee Benefit Plans (Continued):

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

                                               For the year ended December 31,
                                              ---------------------------------
                                                 1997        1996       1995
                                              ----------- ---------- ----------
                                                       (In thousands)
   Net income--as reported................... $    12,323 $    4,343 $    4,168
                                              =========== ========== ==========
   Net income--pro forma..................... $    12,301 $    4,343 $    4,124
                                              =========== ========== ==========

  In 1995, Performance Awards were granted to key members of management who were not awarded the right to purchase common stock or nonqualified stock options. The 1994 Plan provides that holders of Performance Awards have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on the Company's earnings). All Performance Awards mature on December 31, 1998 with the appreciation in share value payable in three equal annual installments, beginning in early 1999. Performance Awards vest based on achieving certain earnings targets of the Company and are subject to continued employment. Performance Awards outstanding totaled 180,567 and 159,686, as of December 31, 1997 and 1996, respectively. For the year ended December 31, 1997, the Company recorded compensation

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

 (10) Employee Benefit Plans (Continued):

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

(11) Commitments and Contingencies:

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

(11) Commitments and Contingencies (Continued):

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

(12) Related Party Transactions:

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

(13) Statement of Cash Flows--Supplemental Disclosures:

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

(14) Shareholders' Equity:

  As discussed in Note 10 to the consolidated financial statements, the Company has issued 298,525 shares of common stock to key employees for notes receivable with a balance at December 31, 1997 and 1996 of $6,591,000 and $4,299,000, respectively. The notes receivable bear interest ranging from six to seven percent and the principal is due in 2004. The notes are collateralized by the common stock issued and are shown on the balance sheets as a reduction in shareholders' equity. Interest income accrued on the notes receivable was approximately $491,000 for the year ended December 31, 1997 and $300,000 for the years ended December 31, 1996 and 1995.

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

                                          National Golf Properties, Inc.


                                          By:  /s/ William C. Regan
                                              _________________________________
                                            William C. Regan Vice President --
                                               Controller and Treasurer

Date: January 22, 1999