Form 10-K405
period 1998-12-31
NATIONAL GOLF PROPERTIES INC
filed 1999-04-15
CIK 905897

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

                  For the fiscal year ended December 31, 1998

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

                                (310) 664-4100
             (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
             -------------------                 -----------------------------------------
         Common Stock $.01 par value                      New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 1, 1999, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $291.5 million, based upon the closing price ($25.375) on the New York Stock Exchange on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    12,620,145 shares of common stock, $.01 par value, as of March 1, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Stockholders to be held June 30, 1999, are incorporated by reference in Part III.

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

  In 1997, the Company acquired a 50% general partnership interest in Pumpkin Ridge Joint Venture ("Pumpkin Ridge"). Pumpkin Ridge owns two golf courses in Cornelius, Oregon. The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.

  The Company is the sole general partner in the Operating Partnership and currently owns 59% of the common partnership interest in the Operating Partnership. The limited partners are individuals, partnerships, corporations and trusts who have contributed their properties in exchange for units of common partnership interest ("Common Units") or who have contributed cash in exchange for units of preferred partnership interest ("Preferred Units").

  In 1998, the Company purchased seven golf courses for an aggregate initial investment of approximately $42.8 million and made one participating mortgage loan of approximately $22.6 million, which investment was financed by approximately $7.4 million of cash from operations and $58 million of advances under the Company's credit facility. Subsequent to December 31, 1998, the Company purchased two golf courses for an aggregate initial investment of approximately $10.4 million, which investment was financed by approximately $4.4 million of cash from operations and $6 million of advances under the Company's credit facility. In addition, there was a pay down of approximately $9.6 million on the participating mortgage loan.

  On March 31, 1999, the Company purchased fee interests in 15 golf courses and long-term leasehold interests in five golf courses and made a participating mortgage loan secured by an additional golf course (collectively, the "Acquired Cobblestone Courses") previously owned by subsidiaries of Meditrust Corporation and Meditrust Operating Company (collectively, "Meditrust") comprising the "Cobblestone Golf Group" for an aggregate initial investment of approximately $184.3 million, which investment was financed by approximately $178.7 million of cash and approximately
$5.6 million of assumed notes. The Company's acquisition of interests in these golf courses was part of a larger transaction in which a subsidiary of American Golf Corporation ("AGC") and a subsidiary of ClubCorp International ("ClubCorp") formed Golf Acquisitions, L.L.C., a new limited liability company ("Golf Acquisitions"), to purchase from Meditrust the subsidiaries comprising the Cobblestone Golf Group. Golf Acquisitions closed this purchase on March 31, 1999, and immediately thereafter sold interests in 23 golf courses to subsidiaries of ClubCorp, sold interests in the Acquired Cobblestone Courses to the Company and sold to AGC short-term interests in three golf course facilities and a portion of the personal property assets related to the Acquired Cobblestone Courses. Three of the Acquired Cobblestone Courses are leasehold interests in the golf courses at Carmel Mountain Ranch Country Club and Sweetwater Country Club, in which the Company already owned the fee interest and had previously leased such properties to a subsidiary of Meditrust.

  Concurrently with closing its purchase of the Acquired Cobblestone Courses, the Company entered into agreements to lease or sublease 18 of the Acquired Cobblestone Courses to AGC and two of the Acquired

Cobblestone Courses to Golf Enterprises, Inc. AGC also entered into a separate agreement to lease the golf course which secures the Company's participating mortgage loan to a subsidiary of Golf Acquisitions. The Company financed its acquisition of the Acquired Cobblestone Courses with borrowings under a new $300 million credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  The following diagram depicts the beneficial ownership of the Company, the Operating Partnership, Royal Golf and Pumpkin Ridge as of March 31, 1999:

                                    National Golf Properties, Inc.
                                 .  91% owned by public stockholders
                                 .  2.8% owned by David G. Price
                                 .  6.2% owned by employees of
                                         National Golf Properties and
                                         American Golf Corporation
                                              |
                                              |
                                              |
                                    National Golf Operating Partnership, L.P.
                                 .  59% owned by National Golf
                                         Properties, the managing general
                                         partner of National Golf Operating
                                         Partnership
                                 .  16% owned by David G. Price
                                 .  25% owned by limited partners
                                              |
       _______________________________________|___________________________________________________________
       |                                      |                                                           |
       |                                 Royal Golf, L.P. II                                     Pumpkin Ridge Joint Venture*
       |
       |                         .  89% owned by National Golf Operating                      .  50% owned by National Golf
       |                                Partnership, the managing                                     Operating Partnership
       |                                general partner of Royal Golf, L.P. II                .  50% owned by two other general
       |                         .  11% owned by a limited partner                                     partners
     ____________________________________________________________           |                             |
     |                                                          |           |                             |
2 Golf Courses    1 Golf Course      1 Golf Course     141 Golf Courses**   4 Golf Courses             2 Golf Courses
 . 100% owned by   . 100% owned by    . 100% owned by   . 100% owned by      . 100% owned by          . 100% owned by
  National Golf     National Golf      National Golf     National Golf        Royal Golf                  Pumpkin
  Operating         Operating          Operating         Operating                                         Ridge
  Partnership       Partnership        Partnership       Partnership
    |                    |                 |                   |                    |                       |
    |                    |                 |                   |                    |                       |
    |                    |                 |                   _____________________________________________
    |                    |                 |                                                |
    |                    |                 |                                                |
  Golf               The Links      Evergreen Alliance                                 American Golf
Enterprises, Inc.    Group, Inc.      Golf Limited                                      Corporation

   (Lessee)           (Lessee)          (Lessee)                                         (Lessee)

-------
 * The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.
** The Company has participating mortgage loans on two golf courses which it does not own.

  b) Narrative Description of Business

  The Company is a self-administered REIT specializing in the acquisition and ownership of golf course properties. As of March 31, 1999, the Company's portfolio consisted of the ownership of 149 golf courses (the "Golf Courses"), including the two golf courses owned by Pumpkin Ridge, in 135 separate locations in 26 states and two participating mortgage loans, which are collateralized by mortgages on the golf courses. As a self-administered REIT, the Company's own employees perform its administrative and management functions, rather than the Company relying on an outside manager for these services.

  The Golf Courses include facilities such as clubhouses with restaurants, banquet space, locker rooms and retail pro shops, driving ranges, pools, tennis courts and fitness facilities. Services provided at such properties include golf cart rentals, golf and tennis lessons, banquets and tournaments. In order to maintain qualification as a REIT, the Company's income must be derived from real-property related sources, including rents from real property and generally excluding income from the operation of a golf course. Accordingly, the Company is generally precluded from operating golf courses and, as a consequence, leases the Golf Courses to experienced and creditworthy golf course operators. In selecting operators, the Company considers factors such as the number of years that the company has been in operation, the experience of the management team, the number of golf courses currently owned, leased or managed by the operator, the operator's net worth or ability to provide credit support to the Company's satisfaction, and the operator's ability to maximize the revenues of the golf course and to improve the long-term value of the golf course.

Business Objectives and Operating Strategies

  The Company's primary business objective is to maximize stockholder return through the acquisition of quality golf courses and the subsequent lease of such properties to experienced and creditworthy operators. The Company focuses on the ownership and acquisition of golf course properties that have strong cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's business and operating strategies include:

  . Increasing income and portfolio value by continuing the strategic expansion of its golf course portfolio through the selective acquisition of golf course properties in urban areas or resort locations that demonstrate potential for significant revenue and cash flow increases. For the period August 18, 1993 to December 31, 1998, the Company purchased 88 Golf Courses, including the two golf courses owned by Pumpkin Ridge, for an aggregate initial investment of approximately $486.9 million. For the period January 1, 1999 to March 1, 1999, the Company purchased two Golf Courses for approximately $10.4 million;

  . Structuring favorable leases for the Company's properties with experienced and creditworthy golf course operators under which the operators pay base rent and percentage rent based on revenues and pay substantially all expenses in connection with the operation of such properties, including all real and personal property taxes, utility costs, insurance costs, irrigation costs, maintenance costs and other operating expenses;

  . Working with golf course operators on strategies to increase revenues, which in turn would increase percentage rent to the Company;

  . Working with golf course operators on strategies to improve and enhance golf course holdings through proper maintenance and capital improvements;

  . Monitoring on an ongoing basis the operating performance of the Golf Courses, compliance by its operators with their lease obligations and other market factors that could affect the financial performance of its courses; and

  . Maintaining a ratio of debt-to-total market capitalization of 50% or less. Such ratio is calculated as total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock, Preferred Units and interests in the Operating Partnership that are exchangeable for shares of Common Stock plus total debt. At December 31, 1998, the Company's total debt constituted approximately 29% of its total market capitalization. At March 31, 1999, after giving effect to the acquisition of the Acquired Cobblestone Courses, the Company's total debt constituted approximately 46% of its total market capitalization.

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

Tenant and Leases

   All but four of the Golf Courses in the Company's portfolio are currently leased to AGC pursuant to long-term triple net leases (the "Leases"). AGC is one of the largest and most experienced operators of golf courses and related facilities in the world and currently manages and operates 294 golf courses and related facilities in 31 states. In addition, AGC, through its subsidiary American Golf (U.K.) Limited, manages 21 golf courses and related facilities in the United Kingdom. AGC operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC was founded in 1973 by David G. Price, the Chairman of the Company's Board of Directors and AGC's Chairman and principal shareholder. Including the Golf Courses, AGC manages 229 daily fee golf courses and 86 private club courses. AGC oversees the management and operations of championship golf courses throughout the United States and manages municipal golf courses for such cities as Atlanta, New York and San Diego and for the County of Los Angeles.

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

  Each Lease is for an initial term, depending upon the Golf Course, ranging between 15 and 20 years. The Leases are triple net leases which require AGC to pay substantially all expenses associated with the operation of the Golf Courses, such as all real and personal property taxes, utility costs, insurance costs, irrigation costs, maintenance costs and other operating expenses. In addition, AGC has options to extend the term of each Lease for one to three five-year terms. Each Lease permits AGC to operate the leased property as a golf course, along with a clubhouse and other activities customarily associated with or incidental to the operation of a golf course.

  The base rent for the first year for each Golf Course under the Leases is initially set at a fixed amount. For the Leases entered into by the Company with respect to its initial portfolio of 44 golf courses at the time of the Offering (the "Initial Golf Courses"), base rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). In addition, generally percentage rent is paid each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount and 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. "Course Revenue" is generally defined in the Leases to include all revenue received from the operation of the applicable Golf Course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. "Other Revenue" is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. Generally, the baseline amounts for the Initial Golf Courses were established based on revenues for each of such Golf Courses for the twelve months ended February 28, 1993. Payment of percentage rent based upon the revenues of the Golf Courses will enable the Company to participate in growth in revenues at the Golf Courses.

  For the Leases entered into subsequent to the Offering, the rent generally is based upon the greater of (a) the base rent or (b) a specified percentage of Course Revenue and Other Revenue. The base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. The Leases for the Acquired Cobblestone Courses specify that the minimum base rent for such properties will increase by a fixed 0.5% each year for specified years during the term of each Lease.

  The Leases for the Initial Golf Courses require AGC to post and maintain an irrevocable letter of credit in an amount equal to approximately $13.6 million, which is comprised of six monthly installments of the annual rent, to collateralize its obligations under such Leases. AGC's obligation to post and maintain such letter of credit will be suspended, subject to reinstatement, at such time as AGC achieves: (i) a Fixed Charge Coverage Ratio, as defined, of not less than 1.5 to 1.0 for two consecutive fiscal quarters and (ii) a minimum Tangible Net Worth, as defined, of at least $30,000,000 or, following a change in control, $30,000,000 increased by 4% per annum compounded annually from the commencement date of the Leases to the date of a change in control of AGC.

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

  The Company continues to explore the use of operators other than AGC for certain of its new acquisitions. In addition to AGC, the Company leases four of its Golf Courses to three other operators: Golf Enterprises, Inc. ("GE"); The Links Group, Inc. ("TLG"); and Evergreen Alliance Golf Limited ("EAGL"). Unless the context otherwise requires, all references to the Leases include the leases with GE, TLG and EAGL.

  GE operates Sweetwater Country Club (two courses) near Houston, Texas. GE is a golf course operating company with 19 properties under management in eight states.

  TLG operates Colonial Charters Golf Course near Myrtle Beach, South Carolina. TLG is a golf course operating company that operates 11 golf courses in the southeastern United States.

  EAGL operates San Geronimo Golf Course near San Francisco, California. EAGL is a golf course acquisition and operating company with 38 properties under ownership or management in 12 states.

Competitive Conditions

  The Golf Courses are, and any additional golf courses and related facilities acquired by the Company will be, subject to competition for players and members from other golf courses located in the same geographic areas, including golf courses owned by municipalities or third parties that are operated by the lessees. The number and quality of golf courses in a particular area also could have a material effect on the revenues of the Golf Courses. In addition, revenues of the Golf Courses will be affected by a number of factors including the demand for golf and the availability of other forms of recreation.

  According to its published data (1998 editions), the National Golf Foundation, an independent industry organization, estimates that the number of golfers in the United States is approximately 26.5 million. In addition, favorable demographic trends offer encouraging growth prospects for the golf course industry both in terms of the participation rate and the number of rounds. The National Golf Foundation reports that the annual average rounds played per golfer increases significantly as golfers age. Golfers in their fifties generally play twice as many rounds annually as golfers in their thirties. Golfers age 65 and older generally play three times as many rounds annually as golfers in their thirties. Currently, approximately 75% of all golfers are less than 50 years old and approximately 45% of all golfers are between the ages of 30 and 49. Accordingly, the Company expects an increase in the demand for golf as the younger segment of the golfing population reaches its prime golfing age over the next 20 years. In addition, the children of the baby boom generation are entering their twenties and thirties, an age range in which they are most likely to begin playing golf.

  The Company is also subject to competition for the acquisition of golf courses and related facilities with other purchasers of golf course properties, including other golf course acquisition companies. According to the National Golf Foundation, there are approximately 16,000 golf courses in the United States. Ownership of these courses is extremely fragmented. The Company believes that the nation's 15 largest golf course owners and operators collectively own, lease, or manage approximately five percent of the courses in the United States. This fragmentation provides an excellent opportunity for aggressive acquisition of quality golf course properties; however, the market for golf course acquisitions is becoming increasingly competitive with the addition of several new companies pursuing acquisitions. In addition, other REITs have or are considering entering the market.

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

Employees

  As of March 1, 1999, the Company and the Operating Partnership had 14 full-time employees including two regional vice presidents and two directors of business development who are dedicated on a full-time basis to the identification of golf courses to be acquired or financed.

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

Government Regulation

  Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of any hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner's ability to sell or rent such real estate or to borrow using such real estate as collateral.

  The Company has not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of the Golf Courses. The Company is not aware of any other environmental condition with respect to any of the Golf Courses that is likely to be material to the Company. All of the Golf Courses have been subjected to a preliminary environmental investigation. Such investigation generally involves an examination of public records for ownership, use and current permitting status, site visits, visual inspections for indications of contamination or potential contamination and interviews with the on-site managers. Such investigation generally does not involve invasive procedures, such as soil sampling or ground water analysis. No assurance can be given that such investigation would reveal all potential environmental liabilities, that no prior owner or adjacent landowner created any material environmental condition not known to the Company or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability. Also, environmental conditions, liabilities or compliance concerns may have arisen at a Golf Course after the related review was completed. Although the Leases provide that the lessees will indemnify the Company for certain potential environmental liabilities at the Golf Courses, there can be no assurance that the indemnification provided by such leases would be sufficient to satisfy all environmental liabilities.

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

Item 2. PROPERTIES

  As of March 31, 1999, the Golf Courses consisted of 149 golf courses that are geographically diversified and located in 26 states, with 27 Golf Courses in Texas, 24 in California, 17 in Arizona, six in each of Florida, Georgia, Ohio, South Carolina and Virginia, five in each of Minnesota and Pennsylvania, four in each of Colorado, Illinois, Kansas, Oregon and Washington, three in each of Nevada and New Jersey, two in each of Maryland, Missouri, New Mexico, North Carolina, Oklahoma and Tennessee and one in each of Idaho, Indiana and Louisiana. In addition, the Company holds participating mortgages on two golf courses, one in each of California and Nevada. The distribution of the Golf Courses reflects the Company's belief that geographic diversification provides stability of our income and helps insulate the portfolio from regional economic and climatic influences. Substantially all of the Golf Courses are located in areas with populations in excess of 250,000 people.

  Of the Company's 149 Golf Courses owned as of March 31, 1999, 94 are daily fee courses and 55 are private club courses. All of the Golf Courses are owned 100% in fee by either the Company, the Operating Partnership, Royal Golf or Pumpkin Ridge except for the three Golf Courses at Bear Creek Golf World, which are leased by the Company under a ground lease expiring in 2022, and Mesquite Golf & Country Club, of which a portion of the golf course is leased under various ground leases expiring between 2041 and 2043. The Company also leases Ridgeview Ranch Country Club and The Vineyard at Escondido under long-term ground leases.

  Daily Fee Courses. Daily fee courses are open to the public and related amenities generally include practice facilities, small clubhouses with pro shops offering limited merchandise and a moderate food and beverage operation. Daily fee courses generate revenues principally through green fees, golf cart rentals and food, beverage and merchandise sales. Daily fee courses generated $50.2 million of rent revenues to the Company in 1998 compared to $47.7 million in 1997.

  Private Club Courses. Private club courses are generally closed to the public and related amenities typically include practice facilities, large clubhouses with pro shops offering extensive merchandise, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities. Private club courses generate revenues principally through initiation fees, membership dues, and food, beverage and merchandise sales. As of December 31, 1998, the Company's private club courses had approximately 33,000 members. Private club courses generated $33.1 million of rent revenues to the Company in 1998 compared to $26.6 million in 1997.

  The following table sets forth certain information regarding the Golf Courses as of March 31, 1999. As of that date, the Company owned 149 Golf Courses in 26 states. The number of locations (135) differs from the number of Golf Courses because in some cases there is more than one Golf Course at a specific location. The number of courses at each location is indicated for locations with more than one course. In addition, the Company has participating mortgage loans on two golf courses which it does not own.

                      The Golf Courses--Daily Fee Courses

                                                           No. of     1998
            Course Name           Location (City, State)   Holes  Rent Revenues
            -----------           ----------------------   ------ -------------
                                                                       (In
                                                                   thousands)
  1  Continental Golf Course..   Scottsdale, Arizona         18      $  377
  2  Desert Lakes Golf Club...   Fort Mojave, Arizona        18         380
  3  El Caro Golf Club........   Phoenix, Arizona            18         277
  4  Foothills Golf Club,
     The......................   Phoenix, Arizona            18           *
  5  Kokopelli Golf Resort....   Gilbert, Arizona            18         627
  6  Lakes at Ahwatukee Golf
     Club, The................   Phoenix, Arizona            18           *
  7  Legend at Arrowhead,
     The......................   Glendale, Arizona           18         554
  8  London Bridge Golf Club..   Lake Havasu City, Arizona   36         520
      (2 Courses)
  9  Stonecreek Golf Course...   Phoenix, Arizona            18       1,053
 10  Superstition Springs Golf
     Club.....................   Mesa, Arizona               18         647
 11  Villa De Paz Golf
     Course...................   Phoenix, Arizona            18         311
 12  Aptos Seascape Golf
     Course...................   Aptos, California           18       1,500
 13  BlackLake Golf Course....   Nipomo, California          27       1,118
 14  Camarillo Springs Golf
     Course...................   Camarillo, California       18       1,139
 15  Carmel Mountain Ranch
     Country Club.............   San Diego, California       18         787
 16  Eagle Crest Golf Club....   Escondido, California       18           *
 17  Lomas Santa Fe Executive
     Golf Course..............   Solana Beach, California    18         509
 18  Mesquite Golf & Country
     Club.....................   Palm Springs, California    18         686
 19  Oakhurst Country Club....   Clayton, California         18         949
 20  Rancho San Joaquin Golf
     Course...................   Irvine, California          18       2,379
 21  San Geronimo Golf
     Course...................   San Geronimo, California    18         655
 22  Summitpointe Golf Club...   Milpitas, California        18         824
 23  Upland Hills Country
     Club.....................   Upland, California          18         892
 24  Vineyard at Escondido
     Golf Club, The...........   Escondido, California       18           *
 25  Vista Valencia Golf
     Course...................   Valencia, California        27         878
      (2 Courses)
 26  Arrowhead Golf Club......   Littleton, Colorado         18       1,225
 27  Eagle Golf Club..........   Broomfield, Colorado        18         396
 28  Arrowhead Golf & Sports
     Club.....................   Davie, Florida              18         367
 29  Baymeadows Golf Club.....   Jacksonville, Florida       18         474
 30  Binks Forest Country
     Club.....................   Wellington, Florida         18         464
 31  Sabal Palm Golf Course...   Tamarac, Florida            18         537
 32  Summerfield Crossing Golf
     Club.....................   Tampa, Florida              18         277
 33  Bradshaw Farm, The Golf
     Club at..................   Woodstock, Georgia          18         665
 34  Goshen Plantation Country
     Club.....................   Augusta, Georgia            18         326
 35  River's Edge Golf Club...   Fayetteville, Georgia       18         456
 36  Trophy Club of
     Appalachee, The..........   Dacula, Georgia             18           *
 37  Trophy Club of Atlanta,
     The......................   Alpharetta, Georgia         18           *
 38  Ruffled Feathers Golf
     Course...................   Lemont, Illinois            18         969
 39  Tamarack Golf Club.......   Naperville, Illinois        18         547
 40  Sugar Ridge Golf Course..   Lawrenceburg, Indiana       18         310
 41  Deer Creek Golf Club.....   Overland Park, Kansas       18         841
 42  Dub's Dread Golf Course..   Kansas City, Kansas         18         434

--------
*Acquired in 1999

                                                                   No. of     1998
            Course Name               Location (City, State)       Holes  Rent Revenues
            -----------               ----------------------       ------ -------------
                                                                               (In
                                                                           thousands)
 43  WestWinds Country Club..   New Market, Maryland                 18          439
 44  Majestic Oaks Golf
     Club....................   Ham Lake, Minnesota                  45          650
      (3 Courses)
 45  Links at Northfork,
     The.....................   Ramsey, Minnesota                    18          390
 46  Woodland Creek Golf
     Course..................   Andover, Minnesota                    9           31
 47  Royal Meadows Golf
     Course..................   Kansas City, Missouri                27          283
      (2 Courses)
 48  Las Vegas National Golf
     Club....................   Las Vegas, Nevada                    18        2,502
 49  Painted Desert Golf
     Course..................   Las Vegas, Nevada                    18          890
 50  Wildhorse Country Club..   Henderson, Nevada                    18        1,535
 51  Beaver Brook Country
     Club....................   Clinton, New Jersey                  18            *
 52  Brigantine Golf Links...   Brigantine, New Jersey               18          449
 53  Rancocas Golf Club......   Willingboro, New Jersey              18          573
 54  Paradise Hills Golf
     Course..................   Albuquerque, New Mexico              18          566
 55  Carolina Shores Golf &
     Country Club............   Calabash, North Carolina             18          696
 56  Pawtuckett Golf Club....   Charlotte, North Carolina            18          170
 57  Bent Tree Golf Club.....   Columbus, Ohio                       18          464
 58  Fowler's Mill Golf
     Course..................   Chesterland, Ohio                    27          649
 59  Country Club of Hershey,
     South Course............   Hershey, Pennsylvania                18          267
 60  Golden Oaks Country
     Club....................   Fleetwood, Pennsylvania              18          601
 61  Hickory Heights Golf
     Club....................   Bridgeville, Pennsylvania            18          309
 62  Colonial Charters Golf
     Course..................   Longs, South Carolina                18          538
 63  Port Royal Golf &
     Racquet Club............   Hilton Head Island, South Carolina   54        2,575
      (3 Courses)
 64  Shipyard Golf Club......   Hilton Head Island, South Carolina   27        1,270
 65  Stono Ferry, The Links
     at......................   Charleston, South Carolina           18          180
 66  Forrest Crossing Golf
     Course..................   Nashville, Tennessee                 18          337
 67  Bear Creek Golf World...   Houston, Texas                       54        1,461
      (3 Courses)
 68  Blackstone Golf Club....   Frisco, Texas                        18            *
 69  Lake Houston Golf Club..   Huffman, Texas                       18          215
 70  Longwood Golf Club......   Houston, Texas                       27        1,109
 71  Pecan Valley Golf Club..   San Antonio, Texas                   18          509
 72  Ridgeview Ranch Country
     Club....................   Plano, Texas                         18            *
 73  Riverchase Golf Club....   Coppell, Texas                       18        1,160
 74  Riverside Golf Club.....   Grand Prairie, Texas                 18          731
 75  Southwyck Golf Club.....   Pearland, Texas                      18          558
 76  Woodlake Country Club...   San Antonio, Texas                   18            *
 77  Chesapeake Golf Club....   Chesapeake, Virginia                 18          476
 78  Honey Bee Golf Club.....   Virginia Beach, Virginia             18          568
 79  Kiskiack Golf Club......   Williamsburg, Virginia               18            *
 80  Reston National Golf
     Course..................   Reston, Virginia                     18        1,124
 81  Virginia Oaks Golf
     Club....................   Gainesville, Virginia                18            *
 82  Capitol City Golf Club..   Olympia, Washington                  18          318
 83  Classic Golf Club, The..   Spanaway, Washington                 18            *
 84  Lake Wilderness Golf
     Course..................   Maple Valley, Washington             18          267
                                                                             -------
        Total Daily Fee
        Courses..............                                                $50,210
                                                                             =======

--------
* Acquired in 1999

                     The Golf Courses--Private Club Courses

                                                              No. of     1998
            Course Name             Location (City, State)    Holes  Rent Revenues
            -----------             ----------------------    ------ -------------
                                                                          (In
                                                                      thousands)
  1  Ahwatukee Country Club..    Phoenix, Arizona               18      $     *
  2  Ancala Country Club.....    Scottsdale, Arizona            18          876
  3  Arrowhead Country Club..    Glendale, Arizona              18          609
  4  Red Mountain Ranch
     Country Club............    Mesa, Arizona                  18            *
  5  Tatum Ranch Golf Club...    Cave Creek, Arizona            18        1,420
  6  Canyon Oaks Country
     Club....................    Chico, California              18          460
  7  Escondido Country Club..    Escondido, California          18          715
  8  Monterey Country Club...    Palm Desert, California        27          832
  9  Palm Valley Country Club
     (2 Courses).............    Palm Desert, California        36        1,470
 10  SeaCliff Country Club...    Huntington Beach, California   18        1,497
 11  Spanish Hills Country
     Club....................    Camarillo, California          18        1,738
 12  Sunset Hills Country
     Club....................    Thousand Oaks, California      18        1,370
 13  Wood Ranch Golf Club....    Simi Valley, California        18        1,196
 14  Heather Ridge Country
     Club....................    Aurora, Colorado               18          339
 15  Pinery Country Club.....    Denver, Colorado               27          601
 16  Crescent Oaks Country
     Club....................    Clearwater, Florida            18          149
 17  Brookstone Golf &
     Country Club............    Acworth, Georgia               18          745
 18  Plantation Golf Club,
     The.....................    Boise, Idaho                   18          289
 19  Eagle Brook Country
     Club....................    Geneva, Illinois               18          925
 20  Mission Hills Country
     Club....................    Northbrook, Illinois           18          863
 21  Highlands Golf & Supper
     Club....................    Hutchinson, Kansas             18          103
 22  Tallgrass Country Club..    Wichita, Kansas                18          286
 23  Shenandoah Country
     Club....................    Baton Rouge, Louisiana         18          177
 24  Hunt Valley Golf Club...    Phoenix, Maryland              27        1,759
 25  Tanoan Country Club.....    Albuquerque, New Mexico        27        1,373
 26  Brandywine Country
     Club....................    Maumee, Ohio                   27          765
 27  Ivy Hills Country Club..    Cincinnati, Ohio               18          145
 28  Oakhurst Country Club...    Grove City, Ohio               18          424
 29  Royal Oak Country Club..    Cincinnati, Ohio               18          430
 30  Meadowbrook Country
     Club....................    Tulsa, Oklahoma                18          444
 31  The Trails..............    Norman, Oklahoma               18          267
 32  Creekside Golf Club.....    Salem, Oregon                  18          638
 33  Oregon Golf Club, The...    West Linn, Oregon              18        1,159
 34  Country Club of Hershey
     (2 Courses).............    Hershey, Pennsylvania          36        1,094
 35  Gettysvue Polo, Golf &
     Country Club............    Knoxville, Tennessee           18          280
 36  Berry Creek Country
     Club....................    Georgetown, Texas              18          538
 37  Diamond Oaks Country
     Club....................    Fort Worth, Texas              18          513
 38  Eldorado Country Club...    McKinney, Texas                18          714
 39  Great Southwest Golf
     Club....................    Grand Prairie, Texas           18          888
 40  Los Rios Country Club...    Plano, Texas                   18            *
 41  Oakridge Country Club...    Garland, Texas                 18          410
 42  Pecan Grove Plantation
     Country Club............    Richmond,Texas                 27            *
 43  Sonterra, The Club at (2
     Courses)................    San Antonio, Texas             36          932
 44  Sweetwater Country Club
     (2 Courses).............    Sugarland, Texas               36        1,717
 45  Thorntree Country Club..    DeSoto, Texas                  18            *
 46  Walden on Lake Houston
     Country Club............    Humble, Texas                  18          423
 47  Willow Fork Country
     Club....................    Katy, Texas                    18          341
 48  Woodhaven Country Club..    Forth Worth, Texas             18          294
 49  Brandermill Country
     Club....................    Midlothian, Virginia           18            *
 50  Bear Creek Country
     Club....................    Woodinville, Washington        18          932
                                                                        -------
        Total Private Club
        Courses..............                                           $33,140
                                                                        =======
        Total All Courses....                                           $83,350
                                                                        =======

--------
*Acquired in 1999

                   The Golf Courses--Owned by Joint Venture

                                              Location (City,    No. of   Type of
                   Course Name                     State)        Holes     Course
                   -----------                ---------------    ------ ------------
  1  Pumpkin Ridge Golf Club (Ghost Creek).. Cornelius, Oregon     18    Daily Fee
  2  Pumpkin Ridge Golf Club
      (Witch Hollow)........................ Cornelius, Oregon     18   Private Club

Capital Improvements

  Under the Leases, the lessees are required to maintain each Golf Course in good order, repair and appearance. Capital improvements for which the Company is responsible would be limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For the Golf Courses acquired through March 1, 1999, the Company is required under the Leases to pay for various remaining capital improvements totaling approximately $23.2 million, $22.3 million of which will be paid by the end of the year 2000. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to our expected standards. Any subsequent capital improvements are the responsibility of the lessees. Upon the Company's funding of such capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the term of the Leases, the Company's investment in such improvements.

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

  None.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  a) Market Information

  The following table sets forth for periods shown the high and low sales price for the Company's Common Stock on the New York Stock Exchange under the symbol "TEE" and distributions declared.

                                                    High     Low    Distribution
                                                  -------- -------- ------------
   1998
   Fourth quarter................................ $29.375  $24.875      $.44
   Third quarter.................................  31.1875  23.4375      .44
   Second quarter................................  32.0625  28.50        .43
   First quarter.................................  32.9375  28.5625      .43

   1997
   Fourth quarter................................ $33.00   $30.3125     $.43
   Third quarter.................................  34.75    30.00        .43
   Second quarter................................  34.75    28.50        .42
   First quarter.................................  32.875   29.875       .42

  b) Holders

  The number of record holders of the Company's Common Stock was 774 as of March 1, 1999. The number of street name stockholders is estimated at 16,000.

  c) Distributions

  The Company paid distributions to stockholders of $1.73 per share in 1998, of which $1.61 represents ordinary income and $0.12 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share, $0.40 per share represents return of capital. In 1997, the Company paid distributions to stockholders of $1.69 per share, of which $1.49 represents ordinary income, $0.05 represents capital gains (20% tax rate) and $0.15 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share $0.43 per share represents return of capital. In order to maintain its qualification in 1998 and 1997 as a REIT for federal income tax purposes, the Company was required to make distributions to its stockholders of at least $1.46 and $1.38 per share, respectively. In addition, on January 11, 1999, the Company declared a quarterly distribution for the fourth quarter of 1998 of $0.44 per share to stockholders of record on January 29, 1999, which was paid on February 15, 1999.

Item 6. SELECTED FINANCIAL DATA

  The selected financial data included in this table is derived from the Company's consolidated financial statements for the years presented, which have been audited by PricewaterhouseCoopers LLP.

                                       Year ended December 31,
                              ------------------------------------------------
                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
Statement of Operations
 Data:
Revenues
  Rent......................  $ 83,350  $ 74,316  $ 58,898  $ 45,931  $ 36,637
  Equity in income from
   joint venture............       385       119       --        --        --
  Gain on sale of
   properties...............       --        158     1,199     1,893       --
                              --------  --------  --------  --------  --------
    Total revenues..........    83,735    74,593    60,097    47,824    36,637
                              --------  --------  --------  --------  --------
Expenses
  General & administrative..     5,156     5,336     4,734     4,258     4,709
  Depreciation &
   amortization.............    27,079    24,758    19,124    14,027    10,413
                              --------  --------  --------  --------  --------
    Total...................    32,235    30,094    23,858    18,285    15,122
                              --------  --------  --------  --------  --------
  Interest expense..........   (20,350)  (19,810)  (14,067)   (8,793)   (2,212)
  Interest income...........     1,170       364     2,110     4,144     3,459
  Gain on property
   condemnation.............     1,493       --        --        --        --
  Gain on insurance
   proceeds.................       --      2,231       --        --        --
  Other income..............       352       521       238       114       194
                              --------  --------  --------  --------  --------
Income before provision for
 taxes and minority
 interest...................    34,165    27,805    24,520    25,004    22,956
Provision for taxes.........      (231)     (223)     (256)     (352)     (368)
                              --------  --------  --------  --------  --------
Income before minority
 interest...................    33,934    27,582    24,264    24,652    22,588
Minority interest...........   (17,292)  (12,003)  (10,852)  (11,366)  (10,712)
                              --------  --------  --------  --------  --------
Net income..................  $ 16,642  $ 15,579  $ 13,412  $ 13,286  $ 11,876
                              ========  ========  ========  ========  ========
Basic earnings per share....  $   1.33  $   1.26  $   1.19  $   1.25  $   1.12
Weighted average number of
 shares.....................    12,497    12,368    11,317    10,622    10,612
Diluted earnings per share..  $   1.32  $   1.25  $   1.17  $   1.25  $   1.12
Weighted average number of
 shares.....................    12,599    12,512    11,420    10,643    10,616
                                              December 31,
                              ------------------------------------------------
                                1998      1997      1996      1995      1994
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
Balance Sheet Data:
Real estate before
 accumulated depreciation...  $663,018  $601,882  $515,794  $362,068  $272,034
Total assets................   597,295   535,314   469,945   347,967   275,071
Total debt..................   283,405   299,032   230,590   144,983    66,441
Minority interest(1)........   166,655    96,007    98,551    90,609    92,938
Stockholders' equity(1).....   132,224   134,890   137,670   110,298   113,134
Cash distributions declared
 per share..................      1.74      1.70      1.66      1.61      1.49

                                       Year ended December 31,
                             ------------------------------------------------
                               1998      1997      1996      1995      1994
                             --------  --------  --------  --------  --------
                                 (In thousands, except property data)
Other Data:
Company's funds from
 operations(2).............. $ 31,203  $ 27,851  $ 23,215  $ 19,641  $ 17,209
Cash flows from (used in):
  Operating activities......   60,333    55,576    44,217    36,383    34,241
  Investing activities......  (77,483)  (94,408)  (68,481)  (76,019)  (32,003)
  Financing activities......   17,163    29,306    28,399    42,639       (52)
Number of owned courses.....      130       123       114        81        71
Number of locations.........      116       112       104        72        63

--------
(1) Minority interest and stockholders' equity have been restated for the years ended December 31, 1997, 1996, 1995 and 1994 to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the Operating Partnership's limited partners' interest in the net assets of the Company after giving effect to their exchange rights of Common Units into Common Stock. Generally accepted accounting principles require the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general partner and limited partners of the Operating Partnership. The reallocation at December 31, 1998, 1997 1996, 1995 and 1994 was approximately $78.6 million, $78.1 million, $77.7 million, $67.6 million, and $70 million, respectively.

(2) The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income. Funds from operations is considered by the Company's management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which the Company's management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                      For the year ended December 31,
                                  -------------------------------------------
                                   1998     1997     1996     1995     1994
                                  -------  -------  -------  -------  -------
                                              (In thousands)
   Net income.................... $16,642  $15,579  $13,412  $13,286  $11,876
   Distributions--Preferred
    Units........................  (4,797)     --       --       --       --
   Minority interest.............  17,292   12,003   10,852   11,366   10,712
   Depreciation and
    amortization.................  27,472   24,883   19,124   14,027   10,413
   Gain on property
    condemnation.................  (1,493)     --       --       --       --
   Gain on insurance proceeds....     --    (2,231)     --       --       --
   Gain on sale of properties....     --      (158)  (1,199)  (1,893)     --
   Excess land sales.............    (342)    (469)     --       --       --
   Write off of option payable...     --       --       --      (101)     --
   Discount on payoff of note
    payable......................     --       --       --       --      (175)
   Amortization--loan costs......    (241)    (227)    (147)    (195)     (66)
   Depreciation--corporate.......     (87)     (69)     (47)     (43)     (31)
                                  -------  -------  -------  -------  -------
   Funds from operations......... $54,446  $49,311  $41,995  $36,447  $32,729
   Company's share of funds from
    operations...................   57.31%   56.48%   55.28%   53.89%   52.58%
                                  -------  -------  -------  -------  -------
   Company's funds from
    operations................... $31,203  $27,851  $23,215  $19,641  $17,209
                                  =======  =======  =======  =======  =======

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

  The discussion of the results of operations compares the year ended December 31, 1998 with the year ended December 31, 1997 and the year ended December 31, 1997 with the year ended December 31, 1996.

Results of Operations

 Comparison of year ended December 31, 1998 to year ended December 31, 1997

  Net income increased by $1,063,000 to $16,642,000 for the year ended December 31, 1998 compared to $15,579,000 for the year ended December 31, 1997. The increase was primarily attributable to an increase in (i) rent revenues of approximately $9,034,000; (ii) interest income of approximately $806,000; and (iii) gain on property condemnation of approximately $1,493,000, which was offset by (i) an increase in depreciation and amortization expense of approximately $2,321,000; (ii) a decrease in gain on insurance proceeds of approximately $2,231,000; (iii) an increase in interest expense of approximately $540,000; and (iv) an increase in income applicable to minority interest of approximately $5,289,000.

  The increase in rent revenues is due to (i) the acquisition of seven golf course properties during 1998, which accounted for approximately $1,758,000 of the increase; (ii) a full year of rent in 1998 on nine golf course properties acquired in 1997, which accounted for approximately $4,129,000 of the increase; (iii) an increase in base rent of approximately $2,573,000; and (iv) an increase in percentage rent of approximately $574,000. The increase in depreciation and amortization expense was due to an increase in depreciation expense of approximately $2,559,000, which was offset by a decrease in amortization expense of approximately $238,000. The increase in depreciation expense was primarily due to (i) the acquisition of seven golf course properties during 1998, which accounted for approximately $812,000 of the increase and (ii) a full year of depreciation expense in 1998 on nine golf course properties acquired in 1997, which accounted for approximately $2,075,000 of the increase. The decrease in amortization expense was primarily due to certain covenants becoming fully amortized.

  The increase in interest income was primarily due to the participating mortgage loan of approximately $22.6 million made during the year. The increase in gain on property condemnation was due to the State of North Carolina condemning four golf holes at one of the Company's golf courses for a state highway project. The State has not taken physical possession of the property because the project has not been started. The Company purchased land adjacent to the golf course sufficient to replace the condemned holes. The decrease in gain on insurance proceeds was due to a fire completely destroying a clubhouse at one of the Golf Courses during 1997. The Company applied the insurance proceeds to rebuild the clubhouse. The increase in interest expense was primarily attributable to the increase in outstanding advances under the Company's $100 million credit facility. The increase in income applicable to minority interest was primarily due to income allocated to holders of Preferred Units.

 Comparison of year ended December 31, 1997 to year ended December 31, 1996

  Net income increased by $2,167,000 to $15,579,000 for the year ended December 31, 1997 compared to $13,412,000 for the year ended December 31, 1996. The increase was primarily attributable to an increase in

(i) rent revenues of approximately $15,418,000; and (ii) gain on insurance proceeds of approximately $2,231,000, which was offset by (i) an increase in general and administrative expenses of approximately $602,000; (ii) an increase in depreciation and amortization expense of approximately $5,634,000;
(iii) a decrease in interest income from affiliates of approximately $1,683,000; and (iv) an increase in interest expense of approximately $5,743,000.

  The increase in rent revenues was due to (i) the acquisition of nine golf course properties during 1997, which accounted for approximately $3,611,000 of the increase; (ii) a full year of rent in 1997 on 34 golf course properties acquired in 1996, which accounted for approximately $9,248,000 of the increase; (iii) an increase in base rent of approximately $1,212,000; and (iv) an increase in percentage rent of approximately $1,347,000. The increase in general and administrative expenses in 1997 was primarily due to (i) an increase in compensation expense resulting from the issuance of restricted stock and (ii) payments to be made to the former president of the Company pursuant to a separation agreement. The increase in depreciation and amortization expense was due to an increase in depreciation expense of approximately $5,696,000, which was offset by a decrease in amortization expense of approximately $62,000. The increase in depreciation expense was primarily due to (i) the acquisition of nine golf course properties during 1997, which accounted for approximately $1,810,000 of the increase and (ii) a full year of depreciation expense in 1997 on 34 golf course properties acquired in 1996, which accounted for approximately $4,239,000 of the increase. The decrease in amortization expense was primarily due to certain covenants and loan costs becoming fully amortized.

  The decrease in interest income from affiliates was due to the retirement of certain participating mortgage loans in 1996. The increase in gain on insurance proceeds was due to a fire completely destroying a clubhouse at one of the Golf Courses. The Company applied the insurance proceeds to rebuild the clubhouse. The increase in interest expense was primarily attributable to (i) the issuance of $75 million of fixed-rate, unsecured notes in 1996 ($40 million in July and $35 million in December) and (ii) the increase in outstanding advances under the Company's $100 million credit facility.

Liquidity and Capital Resources

  At December 31, 1998, the Company had approximately $3 million in cash and investments, mortgage loans of approximately $24.8 million, mortgage indebtedness of approximately $30.2 million and unsecured indebtedness of approximately $253.2 million. The $283.4 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.63%. Of the $283.4 million of debt, $205.4 million is fixed-rate debt and is payable either quarterly, semi-annually or annually and matures between 1999 and 2008.

  In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect cash flow from operations and will influence the decisions of the Company's Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the Leases with respect to the Golf Courses; (iii) any payment to the Company of percentage rent under the Leases with respect to the Golf Courses; and (iv) increase in preferred distributions resulting from the issuance of Preferred Units. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly.

  The Company anticipates that its cash from operations and its new bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For the Golf Courses acquired through March 1, 1999, the Company is required under the Leases to pay for various remaining capital improvements totaling approximately $23.2 million, $22.3 million of which will be paid during the next two years. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to the Company's expected standards in order to enhance revenue growth. Any subsequent capital improvements are the responsibility of the lessees. Upon the Company's funding of the capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the term of the Leases, the Company's investment in such improvements.

  Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or Common Units as consideration for such purchases.

  On March 31, 1999, the Company entered into a new $300 million unsecured revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent. Advances under the credit facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. The amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the new facility as of March 31, 1999 will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The credit facility terminates on March 31, 2002, but may be extended by the Company for an additional year if approved by all of the lenders under the credit facility. The credit facility replaces the Company's previous $100 million credit facility, which has been terminated.

  The Company borrowed approximately $256.5 million under the new facility on March 31, 1999, of which $160 million was used to pay the remaining aggregate initial investment for the Acquired Cobblestone Courses, $93.5 million was used to repay all outstanding indebtedness under the previous credit facility, and $3 million was used for general partnership purposes. At December 31, 1998 and March 1, 1999, there were outstanding advances under the previous credit facility of $78 million and $98.5 million, respectively. The new facility requires that the Company use its best efforts to obtain certain modifications of the covenants applicable to its $175 million fixed-rate unsecured senior notes by June 4, 1999 (which may be advanced to an earlier date under certain circumstances). The Company is currently exploring various alternatives in the event it cannot obtain such modifications. The Company has a commitment from The First National Bank of Chicago, subject to certain conditions, to provide financing to prepay the senior notes, including a make-whole premium and certain other fees. If such senior notes were required to be prepaid, the Company would incur an extraordinary charge. Alternatively, the Company could attempt to refinance or modify the new credit facility. The Company cannot predict at this time whether it will obtain such covenant modifications or make any such alternative arrangements, and, accordingly, cannot predict the resulting impact on its financial condition or results of operations.

  The Company may finance future acquisitions of golf course properties with additional borrowings under the credit facility or a replacement credit facility or with issuances of the Company's or the Operating Partnership's equity or debt securities. In the future, the Company also may refinance a portion of the credit facility with issuances of such debt or equity securities. Any such offering which involves the sale of the equity securities of the Company could adversely affect the market price of shares of the Company's common stock held by the Company's existing stockholders.

  On June 15, 1998, in anticipation of the Operating Partnership issuing $100 million of fixed-rate, ten-year notes or some similar security, the Operating Partnership entered into a $100 million treasury lock swap transaction with a financial institution in order to hedge its exposure to interest rate fluctuations. The treasury lock matures on May 3, 1999. Under this agreement, the Operating Partnership pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the principal of $100 million. The realized gain or loss on the transaction at the settlement date will be recorded on the balance sheet and amortized to interest expense over the period of the related notes if issued. If the notes or similar securities are not issued, the realized gain or loss on the transaction at the settlement date will be recorded in the statement of operations. At March 1, 1999 and December 31, 1998, the treasury lock rate was higher than the market rate. Therefore, at March 1, 1999 and December 31, 1998, the Operating Partnership had an unrealized loss of approximately $1.9 million and $6.9 million, respectively.

  In 1998, the Company purchased seven Golf Courses for an aggregate initial investment of approximately $42.8 million and made one participating mortgage loan of approximately $22.6 million, which investment was financed by approximately $7.4 million of cash from operations and $58 million of advances under the Company's credit facility. Between December 31, 1998 and March 1, 1999, the Company purchased two Golf Courses for an aggregate initial investment of approximately $10.4 million, which the Company financed with approximately $4.4 million of cash from operations and $6 million of advances under the Company's previous credit facility. In addition, there was a pay down of approximately $9.6 million on the participating mortgage loan. On March 31, 1999, the Company purchased the Acquired Cobblestone Courses for an aggregate initial investment of approximately $184.3 million, which the Company financed with borrowings of approximately $178.7 million under its new credit facility and approximately $5.6 million of assumed notes.

  On March 4, 1998, the Operating Partnership completed a private placement of 1,200,000 Preferred Units to an institutional investor in exchange for a contribution to the Operating Partnership of $60 million. The Preferred Units, which may be called by the Operating Partnership at par on or after March 4, 2003, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8%. The dividends attributable to such Preferred Units have been reported as a component of minority interest in the related financial statements. The Preferred Units are not convertible into Common Stock, but are convertible into preferred stock of the Company. The Operating Partnership used $58 million of the approximately $58.5 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility. Also, on April 20, 1998, the Operating Partnership completed a private placement of an additional 300,000 Preferred Units to the same institutional investor in exchange for a contribution to the Operating Partnership of $15 million. The Operating Partnership used $14.5 million of the approximately $14.6 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

  The limited partners of the Operating Partnership have the right, in each twelve-month period ending August 18, to sell up to one-third of their Common Units or exchange up to the greater of 75,000 Common Units or one-third of their Common Units to the Company. If the Common Units are sold for cash, the Company will have the option to pay for such Common Units with available cash, borrowed funds or from the proceeds of an offering of Common Stock. If the Common Units are exchanged for shares of Common Stock, the limited partners will receive one share of Common Stock for each Common Unit exchanged.

 Comparison of cash flow statement for year ended December 31, 1998 to year ended December 31, 1997

  Net cash provided by operating activities increased by $4,757,000 to $60,333,000 for the year ended December 31, 1998 compared to $55,576,000 for the year ended December 31, 1997. The increase was primarily attributable to an increase in rent revenues of approximately $9,034,000, which was offset by a decrease in changes in other assets of approximately $4,194,000.

  Net cash used by investing activities decreased by $16,925,000 to $77,483,000 for the year ended December 31, 1998 compared to $94,408,000 for the year ended December 31, 1997. The decrease was primarily attributable to
(i) an increase in issuance of mortgage loans of approximately $22,649,000;
(ii) a decrease in purchase of property of approximately $32,754,000; and
(iii) a decrease in investment in joint venture of approximately $8,109,000.

  Net cash provided by financing activities decreased by $12,143,000 to $17,163,000 for the year ended December 31, 1998 compared to $29,306,000 for the year ended December 31, 1997. The decrease was primarily attributable to
(i) an increase in principal payments on notes payable of approximately $31,259,000; (ii) a decrease in proceeds from notes payable of approximately $48,650,000; (iii) an increase in net proceeds from Preferred Units of approximately $73,010,000; and (iv) an increase in limited partners' cash distributions of approximately $4,391,000.

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

Year 2000

  The Year 2000 issue is the result of computer software and embedded chips using two digits, instead of four digits, to identify the applicable year. Any of the Company's computers, computer software and other equipment that have date-sensitive software may recognize a date using "00" as the year 1900 instead of 2000. If any of the Company's systems or equipment that have date-sensitive software use only two digits, system failures or miscalculations may result causing disruptions of operations.

  The Company has identified its Year 2000 risk in three categories: (i) internal computers and equipment; (ii) tenants' compliance; and (iii) external compliance.

  The Company has replaced all of its personal computers and most of its software with computers and software that are Year 2000 compliant. The Company plans to install the remaining software by the end of the second quarter in 1999. The Company also has replaced its computer servers and plans to upgrade its computer software by the end of the second quarter of 1999. The Company has spent approximately $63,000 to replace such computer equipment through December 31, 1998 and anticipates spending an additional $37,000 before the end of 1999 on additional replacement equipment and software upgrades. The Company has determined that most of the other office equipment that the Company uses also is Year 2000 compliant. This has been confirmed in writing with third party vendors. The Company will continue to conduct ongoing testing of its computers, software and other equipment which has not yet been tested or replaced to ensure Year 2000 compliance.

  The Company has identified key tenants that it believes could have a material impact on its operations if those tenants are not Year 2000 compliant. The Company is monitoring its largest tenant, AGC, and has had preliminary discussions with the other tenants about their Year 2000 compliance. AGC has informed the Company that its Year 2000 compliance project is progressing as planned and is expected to be completed by September 1999. The Company will send written requests to its tenants to determine their Year 2000 compliance during 1999.

  The Company has had preliminary discussions with some of its service providers. The Company will send written requests to its key service providers to determine their Year 2000 compliance during 1999.

  The Company does not currently have a comprehensive contingency plan with respect to the Year 2000 problem. However, the Company intends to establish such a plan during 1999 as part of its ongoing Year 2000 compliance effort.

  Despite the Company's efforts to identify and resolve Year 2000 compliance problems, the Company cannot guarantee that all of the Company's systems will be Year 2000 compliant or that other companies on which the Company relies will be timely converted. As a result, the Company's operations could be interrupted or otherwise adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business operations. Such failures could have a material adverse effect on the Company's financial condition and results of operations. However, the Company believes that, at worst, it might cease receiving percentage rents on a temporary basis. This would result from the Company's tenants having to use a manual system to prepare their accounting records and, as a consequence, it would take additional time for the Company's tenants to gather financial performance information from its golf courses and calculate the percentage rent amounts. This temporary reduction in rent revenue could cause price fluctuations in the Common Stock.

  The forward-looking statements regarding Year 2000 involve risks and uncertainties, which reflect the Company's management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed above.

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

  The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 1998, 1997 and 1996.

                                                        For the year ended
                                                           December 31,
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
                                                           (In thousands)
Net income........................................... $16,642  $15,579  $13,412
Distributions--Preferred Units.......................  (4,797)     --       --
Minority interest....................................  17,292   12,003   10,852
Depreciation and amortization........................  27,472   24,883   19,124
Gain on property condemnation........................  (1,493)     --       --
Gain on insurance proceeds...........................     --    (2,231)     --
Gain on sale of properties...........................     --      (158)  (1,199)
Excess land sales....................................    (342)    (469)     --
Amortization--loan costs.............................    (241)    (227)    (147)
Depreciation--corporate..............................     (87)     (69)     (47)
                                                      -------  -------  -------
Funds from operations................................ $54,446  $49,311  $41,995
Company's share of funds from operations.............   57.31%   56.48%   55.28%
                                                      -------  -------  -------
Company's funds from operations...................... $31,203  $27,851  $23,215
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

 Comparison of funds from operations for year ended December 31, 1998 to year ended December 31, 1997

  Funds from operations increased by $5,135,000 to $54,446,000 for the year ended December 31, 1998 compared to $49,311,000 for the year ended December 31, 1997. The increase was primarily attributable to an increase in rent revenues of approximately $9,034,000, which was offset by an increase in distributions on Preferred Units of approximately $4,797,000.

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

Inflation

  All the Leases of the Golf Courses provide for base and participating rent features. All of such Leases are triple net leases requiring the lessees to pay for all maintenance and repair, insurance, utilities and services, and, subject to certain limited exceptions, all real and personal property taxes, thereby minimizing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

New Pronouncements Issued But Not Yet Effective

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. The Company has not determined when it will implement SFAS 133; however, the Company anticipates that implementing SFAS 133 will not materially impact the Company's financial condition or results of operations. However, there could be a material impact on comprehensive income.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary market risk exposure is interest rate risk. The Company has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level, (2) using treasury rate locks where appropriate to fix rates on anticipated debt transactions, and (3) taking advantage of favorable market conditions for long-term debt and/or equity.

  The following table sets forth the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") at December 31, 1998 (dollars in thousands):

                           For the Year Ended December 31,
                         ----------------------------------------
                          1999    2000    2001     2002     2003   Thereafter  Total       FV
                         ------  ------  -------  -------  ------  ---------- --------  --------
Long term debt:
  Fixed rate............ $9,918  $8,539  $26,013  $ 7,145  $7,715   $146,075  $205,405  $214,348
  Average interest
   rate.................   7.01%   7.72%    7.09%    8.39%   8.39%      8.35%     8.07%
  Variable rate.........    --      --       --    78,000     --         --     78,000    78,000
  Average interest
   rate.................    --      --       --      6.48%    --         --       6.48%
                         ------  ------  -------  -------  ------   --------  --------  --------
    Total debt.......... $9,918  $8,539  $26,013  $85,145  $7,715   $146,075  $283,405  $292,348
                         ======  ======  =======  =======  ======   ========  ========  ========

  In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would have an approximate $780,000 increase in interest expense based on $78 million outstanding at December 31, 1998.

  The estimated fair value of the Company's long term debt is estimated based on discounted cash flows at interest rates that the Company's management believes reflects the risks associated with long term debt of similar risk and duration.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of National Golf Properties, Inc. as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

  As described in Note 1(n), the Company changed their method of accounting for contingent rental income.

  As described in Note 1(p), the consolidated financial statements have been restated for the allocation of minority interest.

  Additionally, Note 16 to the accompanying consolidated financial statements has been restated for American Golf Corporation and Subsidiaries change in their method of accounting for membership initiation deposits and fees and the related incremental direct costs.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
February 4, 1999, except for Note 19,
as to which the date is March 31, 1999

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                           -------------------
                                                             1998       1997
                                                           ---------  --------
                          ASSETS
                          ------

Property
  Land.................................................... $  77,317  $ 72,339
  Buildings...............................................   202,920   181,571
  Ground improvements.....................................   332,066   301,814
  Furniture, fixtures and equipment.......................    39,341    35,589
  Construction in progress................................    11,374    10,569
                                                           ---------  --------
                                                             663,018   601,882
  Less: accumulated depreciation..........................  (121,095)  (94,872)
                                                           ---------  --------
    Net property..........................................   541,923   507,010
Cash and cash equivalents.................................     1,711     1,698
Investments...............................................     1,295     1,215
Mortgage notes receivable.................................    24,849     2,200
Investment in joint venture...............................     7,630     8,004
Due from affiliate........................................       958     4,524
Other assets, net.........................................    18,929    10,663
                                                           ---------  --------
    Total assets.......................................... $ 597,295  $535,314
                                                           =========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Notes payable............................................. $ 283,405  $299,032
Accounts payable and other liabilities....................    15,011     5,385
                                                           ---------  --------
    Total liabilities.....................................   298,416   304,417
                                                           ---------  --------
Minority interest.........................................   166,655    96,007
                                                           ---------  --------

Commitments and contingencies (Note 8)

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized--none issued................................       --        --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 12,519,745 and 12,408,195 shares issued and
   outstanding at December 31, 1998 and 1997,
   respectively...........................................       125       124
  Additional paid in capital..............................   135,205   139,222
  Accumulated deficit.....................................       --     (1,360)
  Unamortized restricted stock compensation...............    (3,106)   (3,096)
                                                           ---------  --------
    Total stockholders' equity............................   132,224   134,890
                                                           ---------  --------
    Total liabilities and stockholders' equity............ $ 597,295  $535,314
                                                           =========  ========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                     For the year ended
                                                        December 31,
                                                 ----------------------------
                                                   1998      1997      1996
                                                 --------  --------  --------
Revenues:
  Rent from affiliate........................... $ 79,652  $ 71,087  $ 57,291
  Rent..........................................    3,698     3,229     1,607
  Equity in income from joint venture...........      385       119       --
  Gain on sale of properties....................      --        158     1,199
                                                 --------  --------  --------
    Total revenues..............................   83,735    74,593    60,097
                                                 --------  --------  --------
Expenses:
  General and administrative....................    5,156     5,336     4,734
  Depreciation and amortization.................   27,079    24,758    19,124
                                                 --------  --------  --------
    Total expenses..............................   32,235    30,094    23,858
                                                 --------  --------  --------
  Operating income..............................   51,500    44,499    36,239
Other income (expense):
  Interest income from affiliates...............      --        --      1,683
  Interest income...............................    1,170       364       427
  Gain on property condemnation.................    1,493       --        --
  Gain on insurance proceeds....................      --      2,231       --
  Other income..................................      352       521       238
  Interest expense..............................  (20,350)  (19,810)  (14,067)
                                                 --------  --------  --------
Income before provision for taxes and minority
 interest.......................................   34,165    27,805    24,520
Provision for taxes.............................     (231)     (223)     (256)
                                                 --------  --------  --------
Income before minority interest.................   33,934    27,582    24,264
Income applicable to minority interest..........  (17,292)  (12,003)  (10,852)
                                                 --------  --------  --------
Net income...................................... $ 16,642  $ 15,579  $ 13,412
                                                 ========  ========  ========
Basic earnings per share........................ $   1.33  $   1.26  $   1.19
Weighted average number of shares...............   12,497    12,368    11,317
Diluted earnings per share...................... $   1.32  $   1.25  $   1.17
Weighted average number of shares...............   12,599    12,512    11,420

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                            Additional             Unamortized
                         Number of   Common  Paid in   Accumulated Restricted
                           Shares    Stock   Capital     Deficit      Stock     Total
                         ----------  ------ ---------- ----------- ----------- --------
Balance at December 31,
 1995................... 10,621,975   $106   $114,121   $ (1,360)    $(2,569)  $110,298
 Amortization of
  restricted stock......        --     --         --         --        1,089      1,089
 Issuance of stock for
  acquisitions..........  1,577,820     16     40,771        --          --      40,787
 Issuance of restricted
  stock.................     82,000      1      1,878        --       (1,878)         1
 Exercise of stock
  options...............     21,925    --         446        --          --         446
 Distributions paid
  ($1.65 per share).....        --     --      (4,840)   (13,412)        --     (18,252)
 Allocation for minority
  interest in the
  Operating
  Partnership...........        --     --     (10,111)       --          --     (10,111)
 Net income.............        --     --         --      13,412         --      13,412
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1996................... 12,303,720    123    142,265     (1,360)     (3,358)   137,670
 Amortization of
  restricted stock......        --     --         --         --        1,532      1,532
 Issuance of restricted
  stock.................     52,000    --       1,840        --       (1,840)       --
 Forfeiture of
  restricted stock......    (20,000)   --        (570)       --          570        --
 Exercise of stock
  options...............     72,475      1      1,438        --          --       1,439
 Distributions paid
  ($1.69 per share).....        --     --      (5,332)   (15,579)        --     (20,911)
 Allocation for minority
  interest in the
  Operating
  Partnership...........        --     --        (419)       --          --        (419)
 Net income.............        --     --          --     15,579         --      15,579
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1997................... 12,408,195    124    139,222     (1,360)     (3,096)   134,890
 Amortization of
  restricted stock......        --     --         --         --        1,560      1,560
 Issuance of restricted
  stock.................     52,000    --       1,570        --       (1,570)       --
 Exercise of stock
  options...............     59,550      1      1,210        --          --       1,211
 Distributions paid
  ($1.73 per share).....        --     --      (6,346)   (15,282)        --     (21,628)
 Allocation for minority
  interest in the
  Operating
  Partnership...........        --     --        (451)       --          --        (451)
 Net income.............        --     --         --      16,642         --      16,642
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1998................... 12,519,745   $125   $135,205   $    --      $(3,106)  $132,224
                         ==========   ====   ========   ========     =======   ========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                For the year ended December
                                                            31,
                                                ------------------------------
                                                  1998       1997      1996
                                                ---------  --------  ---------
Cash flows from operating activities:
  Net income................................... $  16,642  $ 15,579  $  13,412
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..............    27,079    24,758     19,124
    Amortization of restricted stock...........     1,560     1,532      1,089
    Minority interest in earnings..............    17,292    12,003     10,852
    Distributions from joint venture, net of
     equity in income..........................       393       124        --
    Gain on insurance proceeds.................       --     (2,231)       --
    Gain on property condemnation..............    (1,493)      --         --
    Gain on sale of properties.................       --       (158)    (1,199)
    Other adjustments..........................        11        71          5
    Changes in assets and liabilities:
      Other assets.............................    (2,331)    1,863       (591)
      Accounts payable and other liabilities...     2,378     2,480        866
      Due from/to affiliate....................    (1,198)     (445)       659
                                                ---------  --------  ---------
        Net cash provided by operating
         activities............................    60,333    55,576     44,217
                                                ---------  --------  ---------
Cash flows from investing activities:
  Purchase of available-for-sale securities....    (5,607)   (7,623)    (5,644)
  Proceeds from sale of available-for-sale
   securities..................................     5,526     6,694      6,167
  Issuance of mortgage note receivable.........   (22,649)      --         --
  Proceeds from mortgage notes receivable......       --        732     25,472
  Loan costs on mortgage note issued...........      (147)      --         --
  Proceeds from short-term investment..........       366       --         --
  Purchase of property and related assets......   (56,733)  (89,487)   (90,368)
  Purchase of property and related assets from
   affiliates..................................       --        --      (4,937)
  Investment in joint venture..................       (19)   (8,128)       --
  Proceeds from sale of properties and related
   assets......................................     1,780     3,404        829
                                                ---------  --------  ---------
        Net cash used by investing activities..   (77,483)  (94,408)   (68,481)
                                                ---------  --------  ---------
Cash flows from financing activities:
  Principal payments on notes payable..........  (114,559)  (83,300)  (111,952)
  Proceeds from notes payable..................    98,500   147,150    173,299
  Loan costs...................................       (15)     (106)      (530)
  Proceeds from Preferred Units, net of
   offering expenses...........................    73,010       --         --
  Repurchase of Common Units...................       --        --        (116)
  Proceeds from stock options exercised........     1,212     1,439        446
  Cash distributions...........................   (21,628)  (20,911)   (18,252)
  Limited partners' cash distributions.........   (19,357)  (14,966)   (14,496)
                                                ---------  --------  ---------
        Net cash provided by financing
         activities............................    17,163    29,306     28,399
                                                ---------  --------  ---------
Net increase (decrease) in cash and cash
 equivalents...................................        13    (9,526)     4,135
Cash and cash equivalents at beginning of
 period........................................     1,698    11,224      7,089
                                                ---------  --------  ---------
Cash and cash equivalents at end of period..... $   1,711  $  1,698  $  11,224
                                                =========  ========  =========
Supplemental cash flow information:
  Interest paid................................ $  20,232  $ 18,729  $  13,646
  Taxes paid...................................        38       261        265

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies

 a) Organization

  National Golf Properties, Inc. (the "Company") commenced operations effective with the completion of its initial public stock offering (the "Offering") of common stock (the "Common Stock"), on August 18, 1993. The Company acquires and owns golf courses located throughout the United States. At December 31, 1998, the Company leased all but five of its golf courses to American Golf Corporation ("AGC") pursuant to long-term triple net leases (the "Leases"). David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.8% of the Company's outstanding Common Stock and approximately 17% of National Golf Operating Partnership, L.P. (the "Operating Partnership") and a controlling interest in AGC. The Company owns substantially all of the golf courses through its 58.5% general partner interest in the Operating Partnership. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Royal Golf owns four golf courses on Hilton Head Island, South Carolina. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

  In conjunction with the formation of the Company and the Operating Partnership, the partners of the entities transferring their interest in the initial portfolio of golf courses (the "Initial Golf Courses") to the Operating Partnership became limited partners in the Operating Partnership and received units of common limited partnership interest in the Operating Partnership (the "Common Units"). Their interest in the Initial Golf Courses were carried over to the Operating Partnership on a historical cost basis similar to pooling of interest accounting and became part of the beginning balance of minority interest. Minority interest is adjusted for the limited partners' proportionate share of net income of the Company and any additional contributions or distributions to the limited partners.

  A Common Unit and a share of Common Stock of the Company have the same economic characteristics inasmuch as they effectively share equally in the net income or loss and any distributions of the Operating Partnership. The limited partners of the Operating Partnership have the right, in each twelve-month period ending August 18, to sell up to one-third of their Common Units or exchange up to the greater of 75,000 Common Units or one-third of their Common Units to the Company.

  In order for the Company to maintain its qualification as a real estate investment trust ("REIT"), not more than 50% in value of its Common Stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of preserving the Company's REIT qualification, the Certificate of Incorporation prohibits direct or constructive ownership of more than 9.8% of the Common Stock by any person. Thus, although a Common Unit is convertible into a share of Common Stock, the conversion of the majority of the Common Units owned by David G. Price is restricted by the Company and the ownership limitations in order to preserve its REIT status.

  The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

 b) Cash Equivalents

  The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents with cost approximating market.

 c) Investments

  Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities not classified as either held-to-maturity securities or bought and

                        NATIONAL GOLF PROPERTIES, INC.

(1) Organization and Summary of Significant Accounting Policies--(Continued)

 c) Investments--(Continued)

held principally for the purpose of selling them in the near term are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. Cost of investments sold is determined on the average cost method.

 d) Concentration of Credit Risk

  Concentration of credit risk with respect to the Company's portfolio of 130 golf courses is limited due to the golf courses being geographically diversified and located in 26 states. The distribution of the golf courses reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic and climatic influences. As of December 31, 1998, the Company had no significant concentration of credit risk.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 1998 and 1997, the Company had cash accounts in excess of FDIC insured limits.

 e) Property

  Property is carried at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

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

  The Company assesses whether there has been an impairment in the value of rental property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize an impairment loss if the income stream were not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flows from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no impairment has occurred in its net property carrying values.

  When assets are sold or retired, the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations.

 f) Income Taxes

  The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. The Company paid distributions to stockholders of $1.73 per share in 1998, of which $1.61 represents ordinary income and $0.12 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share, $0.40 per share represents

                        NATIONAL GOLF PROPERTIES, INC.

(1) Organization and Summary of Significant Accounting Policies--(Continued)

 f) Income Taxes--(Continued)

return of capital. In addition, on January 11, 1999, the Company declared a quarterly distribution for the fourth quarter of 1998 of $0.44 per share to stockholders of record on January 29, 1999, which was paid on February 15, 1999. The Company may be subject to federal alternative minimum tax in 1998. The Company is also subject to state income and franchise taxes in certain states in which it operates. Therefore, a tax provision has been reflected for these income, franchise, and alternative minimum taxes.

 g) Revenue Recognition

  The Company recognizes rental revenue on an accrual basis over the terms of the Leases.

 h) Intangible Assets

  Included in other assets are intangible assets which consist of covenants not to compete, goodwill and other intangibles. Intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis. The covenants are amortized over their contractual lives which range from three to 30 years. Goodwill, arising from golf course acquisitions, is amortized over the life of the Leases (15 to 20 years). Other intangibles are amortized over periods from one to ten years. The Company assesses whether there has been an impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize an impairment loss if the income stream is not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flow from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no impairment in the carrying value of its intangible assets has occurred. Accumulated amortization at December 31, 1998 and 1997, was approximately $5,117,000 and $4,318,000, respectively.

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

                        NATIONAL GOLF PROPERTIES, INC.

(1) Organization and Summary of Significant Accounting Policies--(Continued)

 k) Earnings Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." It was effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

  The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options. The incremental shares for the years ended December 31, 1998, 1997 and 1996 were 101,790, 143,697 and 103,365, respectively.

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

 m) Accounting for Internal Acquisition Costs

  In March 1998, the Emerging Issues Task Force of the FASB (the "EITF") issued Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." This statement provides that internal acquisition costs of identifying and acquiring operating properties should be expensed as incurred. Prior to this statement, the only internal acquisition costs capitalized by the Company were acquisition bonuses. This statement applies to all internal acquisition costs incurred after March 19, 1998. There was no material impact by the adoption of this statement to the Company's earnings per share, financial conditions, or results of operations.

 n) Accounting for Contingent Rent

  In May 1998, the EITF issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provides that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. This statement applies to all contingent rental income effective with the second quarter of 1998. On a quarterly basis, there was a material impact to the Company's earnings per share, financial condition, and results of operations. Contingent rent not recorded in the second or third quarters was recognized in the fourth quarter. Therefore, on an annual basis, there was no impact to the Company's earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company has continued to account for contingent rent in accordance with Issue No. 98-9.

                        NATIONAL GOLF PROPERTIES, INC.

(1) Organization and Summary of Significant Accounting Policies--(Continued)

 o) Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. The Company has not determined when it will implement
SFAS 133, however, there is no material impact anticipated to the Company's financial condition or results of operations. However, there could be a material impact on comprehensive income.

 p) Minority Interest

  The accompanying consolidated balance sheets and statements of stockholders' equity have been restated for the years ended December 31, 1997 and 1996 to reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' interest in the net assets of the Company after giving effect to their exchange rights of Common Units into the Company's Common Stock. Generally accepted accounting principles require the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of the Operating Partnership. The reallocation at December 31, 1998, 1997, and 1996 was approximately $78.6 million, $78.1 million, and $77.7 million, respectively.

 q) Segment Reporting

  During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company currently operates in one business segment, the acquisition and ownership of golf course properties. Additionally, the Company operates in one geographic area, the United States. The revenues from one major lessee, AGC, amounted to approximately 96%, 96% and 95% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively.

(2) Property Acquisitions and Sales

  In 1998, the Company purchased seven golf courses for an aggregate initial investment of approximately $42.8 million. The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to AGC pursuant to long-term triple net leases.

Acquisition                                                                  Initial
   Date                Course Name                       Location           Investment
-----------            -----------                       --------           ----------
                                                                          (In thousands)
4/13/98      Ivy Hills Country Club              Cincinnati, Ohio            $ 1,806
             Majestic Oaks Golf Club (3
 7/8/98      Courses)                            Ham Lake, Minnesota          11,907
             Woodland Creek Golf Course          Andover, Minnesota              559
             The Club at Sonterra (2
 9/1/98      Courses)                            San Antonio, Texas           28,553
                                                                             -------
             Total Initial Investment................................        $42,825
                                                                             =======

                        NATIONAL GOLF PROPERTIES, INC.

(2) Property Acquisitions and Sales--(Continued)

  In 1998, the Company recognized a gain on property condemnation of approximately $1.5 million due to the State of North Carolina condemning four golf holes at one of the Company's golf courses for a state highway project. The State has not taken physical possession of the property because the project has not been started. The Company purchased land, for approximately $356,000, adjacent to the golf course sufficient to replace the condemned holes.

  In 1997, the Company recognized a gain on insurance proceeds of approximately $2.2 million due to a fire completely destroying a clubhouse at one of the Golf Courses. The Company has applied the insurance proceeds to rebuilding the clubhouse.

(3) Investments

                                                   December 31,
                                            ---------------------------
                                                1998          1997
                                            ------------- -------------
                                             Cost  Market  Cost  Market Maturity
                                            ------ ------ ------ ------ --------
                                                  (In thousands)
Available-for-sale securities:
  Commercial Paper......................... $  --  $  --  $  107 $  107  1/1998
  Corporate Note...........................    --     --     200    200  1/1998
  U.S. Government and Agency Obligation....    --     --     908    908  1/1998
  Commercial Paper.........................  1,095  1,095    --     --   1/1999
  Corporate Note...........................    200    200    --     --   3/1999
                                            ------ ------ ------ ------
    Total.................................. $1,295 $1,295 $1,215 $1,215
                                            ====== ====== ====== ======

  In 1998 and 1997, available-for-sale securities were sold resulting in proceeds of $5,526,000 and $6,694,000, respectively. There were no gross realized gains or losses in 1998 and 1997.

(4) Mortgage Notes Receivable

  On August 20, 1998, the Company made a participating mortgage loan of approximately $22.6 million to an unrelated entity that owns Badlands Golf Course in Las Vegas, Nevada (the "Badlands Mortgage"). The borrower may prepay approximately $9.6 million of the principal amount. As part of the loan agreement, the Company has agreed to loan an additional $315,000 to the borrower to be used for capital improvements at the golf course.

  Under the terms of the participating mortgage loan, the Company will receive minimum annual base interest equal to 8.75% of the principal amount. The minimum interest will increase during each of the first five years of the 15-year term of the loan. In addition, a participating interest feature will allow the Company to participate in growth in revenues at the golf course and a portion of the appreciation in the fair market value of the golf course. Interest income from the Badlands Mortgage for the year ended December 31, 1998 was approximately $738,000.

  The Company had fixed-term options to acquire four golf courses (the "Option Golf Courses") in exchange for Common Units. The Operating Partnership made participating mortgage loans of approximately $25.2 million at the time of the Offering (the "Participating Mortgage Loans") to David G. Price and one of his affiliates (the other partner in the affiliate is Richard C. Price, the President of the Company at the time the Participating Mortgage Loans were made) that owned the Option Golf Courses and were collateralized by first mortgage liens

                        NATIONAL GOLF PROPERTIES, INC.

(4) Mortgage Notes Receivable--(Continued)

on such Option Golf Courses. Interest was payable monthly and the interest rate for 1996 was 9.28%. During 1996, the Participating Mortgage Loans were paid off and the Company exercised the options on the Option Golf Courses.

  On March 13, 1995, the Company sold Hidden Hills Country Club in Stone Mountain, Georgia for approximately $3.2 million. The Company provided seller financing in the form of a mortgage loan in the amount of $2.2 million at an initial interest rate of 11% per annum and a maturity date of March 2000 (the "Hidden Hills Mortgage"). In March 1998, the interest rate was increased to 11.5% per annum, and in March 1999, the interest rate will be increased to 12% per annum. Interest income from the Hidden Hills Mortgage for the years ended December 31, 1998, 1997 and 1996 was $251,000, $242,000, and $242,000,
respectively.

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

  The market value of mortgage notes receivable at December 31, 1998 and 1997 is estimated to be approximately $24,871,000 and $2,409,000, respectively, based on current interest rates for comparable loans.

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

(6) Treasury Lock Swap Transactions

  On June 15, 1998, in anticipation of the Operating Partnership placing $100 million of fixed-rate, ten-year notes or some similar security, the Operating Partnership entered into a $100 million treasury lock swap transaction with a financial institution in order to hedge its exposure to interest rate fluctuations. The treasury lock matures on February 1, 1999. Under this agreement, the Operating Partnership pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the principal of $100 million. The realized gain or loss on the transaction at the settlement date will be recorded on the balance sheet and amortized to interest expense over the period of the related notes, if issued. If the notes or similar securities are not issued, the realized gain or loss on the transaction at the settlement date will be recorded in the statement of operations. At December 31, 1998, the treasury lock rate was higher than the market rate. Therefore, the Operating Partnership has an unrealized loss of approximately $6.9 million. This amount has been recorded in the consolidated balance sheet as other assets, with a corresponding amount recorded as other liabilities.

  During 1998, the Operating Partnership entered into two other treasury lock swap transactions, which resulted in approximately $215,000 and $151,000 being received by the Operating Partnership. These amounts are being amortized as a credit to interest expense over a period of ten years.

                        NATIONAL GOLF PROPERTIES, INC.

(7) Notes Payable

  Notes payable consist of the following:

                                                       December 31,
                              Interest   Interest    -----------------
Type of Collateral              Rate      Payment      1998     1997   Maturity
------------------            -------- ------------- -------- -------- --------
                                                      (In thousands)
Uncollateralized note........   6.88%     Monthly    $    --  $ 17,000  1/1998
Uncollateralized note........   6.92%     Monthly         --     5,000  1/1998
Uncollateralized note........   6.95%     Monthly         --    33,000  1/1998
Uncollateralized note........   7.01%     Monthly         --     5,500  1/1998
Uncollateralized note........   7.12%     Monthly         --     9,500  1/1998
Uncollateralized note........   7.13%     Monthly         --    10,000  1/1998
Uncollateralized note........   8.50%    Quarterly        --     7,000  1/1998
Uncollateralized note........   6.88%                     --     4,000  2/1998
Uncollateralized note........   6.48%     Monthly       9,500      --   1/1999
Uncollateralized note........   6.55%     Monthly      10,500      --   1/1999
Uncollateralized note........   6.34%     Monthly       5,000      --   1/1999
Uncollateralized note........   7.75%    Quarterly      4,000      --   1/1999
Uncollateralized note........   6.38%     Monthly      13,500      --   2/1999
Collateralized note..........   5.50%    Quarterly      4,500    4,500  2/1999
Uncollateralized note........   6.41%     Monthly      25,500      --   3/1999
Uncollateralized note........   6.35%     Monthly      10,000      --   3/1999
Collateralized note..........   6.00%     Monthly       1,500    1,447  8/2000
Collateralized note..........   5.50%    Quarterly        474      646  5/2001
Collateralized note..........   6.60%    Quarterly     20,000   20,000  7/2001
Collateralized note..........   6.00%    Annually       3,750    3,587 10/2004
Uncollateralized notes.......   8.68%  Semi-annually   47,295   48,705 12/2004
Uncollateralized notes.......   8.73%  Semi-annually   48,024   49,369  6/2005
Uncollateralized notes.......   7.90%  Semi-annually   40,000   40,000  6/2006
Uncollateralized notes.......                           2,994    2,779  7/2006
Uncollateralized notes.......   8.00%  Semi-annually   35,000   35,000 12/2006
Uncollateralized notes.......   8.00%    Quarterly      1,868    1,999  1/2008
                                                     -------- --------
                                                     $283,405 $299,032
                                                     ======== ========

  The following is a schedule of maturities on notes payable for the next five years ending December 31 and in total thereafter:

                                                                     Amount
                                                                  -------------
                                                                  (In thousands)
       1999......................................................      9,918
       2000......................................................      8,539
       2001......................................................     26,013
       2002......................................................     85,145
       2003......................................................      7,715
       Thereafter................................................    146,075
                                                                    --------
                                                                    $283,405
                                                                    ========

                        NATIONAL GOLF PROPERTIES, INC.

(7) Notes Payable--(Continued)

  The note agreements contain, among other things, covenants restricting the sale of property and certain financial ratios and reporting requirements.

  The Company currently has a $100 million credit facility with a group of four commercial banks, which terminates in April 2002. The Company has two interest rate options under the credit facility depending upon the length of time the advances are outstanding. For advances which will be outstanding for less than a month, the advances bear interest at prime. At December 31, 1998, such rate was 7.75%. For advances which will be outstanding for one month or more, the advances bear maximum interest at a floating rate equal to LIBOR plus a spread of 1.125%. The spread will be reduced upon the Company's receipt of specified credit ratings. There were outstanding advances of $78 million under this credit facility as of December 31, 1998. The Company intends to roll over the advances due in 1999 to a future period.

  In connection with the purchase of Eagle Brook Country Club during 1997, the Company entered into a three year collateralized note for $1.5 million with the seller of the property. During the first year of the note, no interest was paid or accrued on the outstanding principal balance. Thereafter, interest accrues on the outstanding principal balance at the rate of 6% per annum. The interest rate used to discount the note was 6%. The discount was amortized over the first year of the note using the effective interest method. The note balance at December 31, 1998 was $1.5 million.

  In connection with the purchase of Gettysvue Polo, Golf & Country Club during 1997, the Company entered into a seven-year, interest bearing, collateralized note for $3,750,000 with the seller of the property. During the first year of the note, no interest was paid or accrued on the outstanding principal balance. For years two through four, the interest rate is six percent per annum. For years five through seven, the interest rate is 8% per annum. The interest rate used to discount the note was 6%. The discount was amortized over the first year of the note using the effective interest method. The note balance at December 31, 1998 was $3,750,000.

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

  In connection with the combined purchase of Monterey Country Club and Palm Valley Country Club during 1995, the Company entered into an eleven-year, non-interest bearing, uncollateralized note for $4,000,000 with the seller of the properties. The interest rate used to discount the note was 7.75%. The discount is being amortized over the life of the loan using the effective interest method. The discounted note balance at December 31, 1998 was approximately $2,994,000. The unamortized discount balance at December 31, 1998 was approximately $1,006,000.

  In 1994, the Operating Partnership placed $100 million of fixed-rate, uncollateralized notes due 2004 and 2005 with a group of institutional investors. The notes were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%. With respect to the $50 million first note series, the Operating Partnership received $30 million in December 1994 and $20 million in January 1995. With respect to the $50 million second note series, the Operating Partnership received $50 million in June 1995. The Operating Partnership applied the net proceeds from the $100 million notes to repay bank debt, to finance acquisitions of golf courses and related facilities and properties, and for general partnership purposes.

                        NATIONAL GOLF PROPERTIES, INC.

(7) Notes Payable--(Continued)

  A limited partner who owns or controls 75,003 Common Units is the holder of a promissory note for approximately $1.9 million that the Company assumed at the time of the Offering in connection with the Company's acquisition of four golf courses from a corporation that previously had been 50% owned by such limited partner. The interest rate is 8% per annum with a maturity date in January 2008. The Company made interest payments in 1998 and 1997 of approximately $156,000 and $166,000, respectively.

  The market value of notes payable at December 31, 1998 and 1997 is estimated to be approximately $292,348,000 and $310,830,000, respectively, based on current interest rates for comparable loans. The net book value at December 31, 1998 of the assets collateralizing the notes payable is $60.1 million.

(8) Commitments and Contingencies

  The Company is required under the Leases to pay for various remaining capital improvements totaling approximately $22.3 million, $21.3 million of which will be paid during the next two years. Any subsequent capital improvements to these golf courses are the responsibility of the Lessees.

  In addition, the Company leases the land associated with Bear Creek Golf World from a local municipality pursuant to a ground lease. At December 31, 1998, there was a net book value of approximately $2,666,000 of improvements at this property included in buildings, ground improvements and furniture, fixtures and equipment on the balance sheet. At the termination of the lease in June 2022, all fixed improvements are surrendered to the local municipality. Under the terms of the ground lease, the Company remits a percentage of the green fees and net profits from the sale of food and beverages to the local municipality. For the years ended December 31, 1998, 1997 and 1996, the ground lease expense was approximately $375,000, $413,000 and $351,000, respectively.

  Also, the Company leases a portion of land associated with Mesquite Golf & Country Club from various landowners. The leases for this property expire between 2041 and 2043. AGC, as the lessee under the Lease, is required to make all ground lease payments.

(9) Preferred Units

  On March 4, 1998, the Operating Partnership completed the private placement of 1,200,000 8% Series A Cumulative Redeemable Preferred Units ("Preferred Units"), representing limited partnership interests in the Operating Partnership, to an institutional investor in exchange for a contribution to the Operating Partnership of $60 million. The Preferred Units, which may be called by the Operating Partnership at par on or after March 4, 2003, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8%. The dividends attributable to such Preferred Units have been reported as a component of minority interest in the related financial statements. The Preferred Units are not convertible into Common Stock, but are convertible into preferred stock of the Company. The Operating Partnership used $58 million of the approximately $58.5 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

  Also, on April 20, 1998, the Operating Partnership completed on the same terms as above the private placement of an additional 300,000 Preferred Units to the same institutional investor in exchange for a contribution to the Operating Partnership of $15 million. The Operating Partnership used $14.5 million of the approximately $14.6 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

                        NATIONAL GOLF PROPERTIES, INC.

(10) Lease Rental Agreements

  Future minimum rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                     Amount
                                                                  -------------
                                                                  (In thousands)
       1999......................................................  $   81,285
       2000......................................................      81,285
       2001......................................................      81,285
       2002......................................................      81,285
       2003......................................................      81,285
       Thereafter................................................     619,113
                                                                   ----------
                                                                   $1,025,538
                                                                   ==========

  The minimum rent for the first year for each golf course under the Leases is initially set at a fixed amount. Thereafter, generally with respect to the Leases for the Initial Golf Courses, minimum rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these Leases, generally percentage rent is paid to the Company each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount plus 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. "Course Revenue" is generally defined in the Leases to include all revenue received from the operation of the applicable golf course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. "Other Revenue" is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. AGC has options to extend the term of each lease for one to three five-year terms. Generally, for the Leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of Course Revenue and Other Revenue. The minimum base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. Percentage rent income for the years ended December 31, 1998, 1997 and 1996 was approximately $6,691,000, $5,920,000 and $4,289,000, respectively.

(11) Stock Options and Awards

  The Company has established the 1993 Stock Incentive Plan (the "1993 Plan") and the 1997 Equity Participation Plan (the "1997 Plan"), under which executive officers and other key employees of the Company and AGC may be granted stock options or restricted stock. Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the 1993 Plan and 1997 Plan, for the Company's executive officers. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest 20% per year over a five year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the five year vesting period. Such expense amounted to approximately $1,560,000, $1,532,000 and $1,089,000, for the years ended December 31, 1998,
1997, and 1996, respectively.

                        NATIONAL GOLF PROPERTIES, INC.

(11) Stock Options and Awards--(Continued)

  Stock options vest at 25% per year over four years and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1993 Plan for the years ended December 31, 1998, 1997 and 1996:

                            Number of Shares-   Number of      Weighted Average
                            Restricted Stock  Shares-Options Option Exercise Price
                            ----------------- -------------- ---------------------
   Outstanding at December
    31, 1995...............      143,000         503,600            $20.32
     Granted...............       70,000          40,000             25.88
     Vested................      (46,500)            --                --
     Cancelled.............          --          (34,075)            21.70
     Exercised.............          --          (21,925)            20.38
                                 -------         -------            ------
   Outstanding at December
    31, 1996...............      166,500         487,600            $20.68
     Granted...............       50,000             --                --
     Vested................      (56,500)            --                --
     Forfeited.............      (20,000)        (20,000)            25.88
     Exercised.............          --          (72,475)            19.86
                                 -------         -------            ------
   Outstanding at December
    31, 1997...............      140,000         395,125            $20.57
     Vested................      (66,500)            --                --
     Cancelled.............          --           (1,600)            20.38
     Exercised.............          --          (59,550)            20.34
                                 -------         -------            ------
   Outstanding at December
    31, 1998...............       73,500         333,975            $20.61
                                 =======         =======            ======

                                                   Number
                                                     of      Weighted Average
                                                   Shares  Option Exercise Price
                                                   ------- ---------------------
   Options exercisable at:
     December 31, 1998............................ 323,975        $20.45
     December 31, 1997............................ 371,375        $20.44
     December 31, 1996............................ 327,575        $20.23

  The range of exercise prices for the options outstanding at December 31, 1998 is $18.50 through $25.875 with a weighted average remaining contractual life of 4.9 years. The range of exercise prices for options exercisable at December 31, 1998 is $18.50 through $25.875 with a weighted average remaining contractual life of 4.8 years.

  As of December 31, 1998, a total of 779,575 additional shares remain unissued under the 1993 Plan. There were 1,600,000 shares originally reserved for issuance under the 1993 Plan. When the 1997 Plan was established, the 1993 Plan was terminated regarding future grants of restricted stock and stock options.

                        NATIONAL GOLF PROPERTIES, INC.

(11) Stock Options and Awards--(Continued)

  The following table summarizes the restricted stock and stock option transactions pursuant to the 1997 Plan for the years ended December 31, 1998 and 1997.

                            Number of Shares-   Number of      Weighted average
                            Restricted Stock  Shares options option exercise price
                            ----------------- -------------- ---------------------
   Granted.................         --            22,500            $30.06
                                 ------           ------            ------
     Outstanding at
      December 31, 1997....         --            22,500             30.06
     Granted...............      50,000           50,000             30.31
                                 ------           ------            ------
   Outstanding at December
    31, 1998...............      50,000           72,500            $30.23
                                 ======           ======            ======

                                                  Number     Weighted Average
                                                 of Shares Option Exercise Price
                                                 --------- ---------------------
   Options exercisable at:
     December 31, 1998..........................   5,625          $30.06

  The range of exercise prices for the options outstanding at December 31, 1998 is $30.0625 through $30.3125 with a weighted average remaining contractual life of 9 years. The exercise price for the options exercisable at December 31, 1998 is $30.06 with a remaining contractual life of 8.8 years.

  As of December 31, 1998, a total of 677,500 additional shares remain reserved for issuance under the 1997 Plan. There were 800,000 shares originally reserved for issuance under the 1997 Plan.

  The Company also has adopted the 1995 Independent Director Equity Participation Plan, pursuant to which directors of the Company may be granted stock options and restricted stock. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest at the earlier of (i) the fifth anniversary of the date of grant or (ii) the directors' normal retirement at or after age 65. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Stock options vest on the first anniversary of the date on which the option was granted and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1995 Independent Director Equity Participation Plan for the years ended December 31, 1998, 1997 and 1996:

                            Number of Shares-   Number of     Weighted Average
                            Restricted Stock  Share-Options Option Exercise Price
                            ----------------- ------------- ---------------------
   Granted.................      12,000          24,000            $23.42
                                 ------          ------            ------
   Outstanding at December
    31, 1996...............      12,000          24,000            $23.42
   Granted.................       2,000           8,000             31.50
                                 ------          ------            ------
   Outstanding at December
    31, 1997...............      14,000          32,000            $25.44
   Granted.................       2,000           8,000             27.25
                                 ------          ------            ------
   Outstanding at December
    31, 1998...............      16,000          40,000            $25.80
                                 ======          ======            ======

                                                  Number     Weighted Average
                                                 of Shares Option Exercise Price
                                                 --------- ---------------------
   Options exercisable at:
     December 31, 1998..........................  32,000          $25.44
     December 31, 1997..........................  24,000          $23.42
     December 31, 1996..........................  16,000          $20.94

                        NATIONAL GOLF PROPERTIES, INC.

(11) Stock Options and Awards--(Continued)

  The range of exercise prices for the options outstanding at December 31, 1998 is $19.75 through $31.50 with a weighted average remaining contractual life of 8 years. The range of exercise prices for options exercisable at December 31, 1998 is $19.75 through $31.50 with a weighted average remaining contractual life of 7.5 years.

  As of December 31, 1998, a total of 92,000 shares remain reserved for issuance under the 1995 Independent Director Equity Participation Plan. There were 148,000 shares originally reserved for issuance under the 1995 Independent Director Equity Participation Plan.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                               For the year ended December 31,
                                              ---------------------------------
                                                    1998             1997
                                              ---------------- ----------------
                                               (In thousands, except per share)
   Net income, as reported................... $         16,642 $         15,579
   Net income, pro forma.....................          $16,479 $         15,501
   Basic earnings per share, as reported..... $           1.33 $           1.26
   Basic earnings per share, pro forma....... $           1.32 $           1.25
   Diluted earnings per share, as reported... $           1.32 $           1.25
   Diluted earnings per share, pro forma..... $           1.31 $           1.24

  The weighted average fair value of options granted during 1998 and 1997 are $6.55 and $7.10, respectively. The fair value of each option grant issued in 1998 and 1997 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 1.5% in 1998 and 1.6% in 1997, (b) expected volatility of the Company's stock of 20.6% in 1998 and 21.5% in 1997, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of four years for options granted in 1998 and 1997.

(12) 401(k) Plan

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

  For the years ended December 31, 1998, 1997 and 1996 the Company's contributions to the 401(k) Plan were approximately $21,000, $21,000 and $14,000, respectively.

                        NATIONAL GOLF PROPERTIES, INC.

(13) Deferred Compensation Plan

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

(14) Related Party Transactions

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

(15) Statement of Cash Flows--Supplemental Disclosures

  Non-cash transactions for the year ended December 31, 1997 include approximately $5 million of golf course acquisitions which were financed by notes payable.

  Non-cash transactions for the year ended December 31, 1996 include (i) approximately $40.8 million of golf course acquisitions which were financed by the issuance of 1,577,820 shares of Common Stock; (ii) the assumption of approximately $25.2 million of debt; (iii) approximately $1.3 million in capital improvements accrued but not paid; (iv) approximately $1.5 million of golf course acquisitions which were financed by the issuance of 61,339 Common Units; and (v) approximately $900,000 in seller financing related to the sale of Wootton Bassett Golf Club by the Company.

(16) Other Data

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

  Based on recent Securities and Exchange Commission pronouncements, AGC changed its accounting policy for member initiation fees to defer such revenues and recognize them on a straight-line basis over the expected

                        NATIONAL GOLF PROPERTIES, INC.

(16) Other Data--(Continued)

average life of active membership. Accordingly, AGC's consolidated financial statements have been retroactively adjusted to reflect this change for all periods presented.

  The following table sets forth certain condensed financial information concerning AGC.

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
                                                                (In thousands)
   Current assets............................................ $ 82,809 $ 79,692
   Non-current assets........................................  163,629  147,423
                                                              -------- --------
     Total assets............................................ $246,438 $227,115
                                                              ======== ========
   Total current liabilities................................. $ 84,893 $ 70,411
   Total long-term liabilities...............................  147,667  128,197
   Minority interest.........................................      503      501
   Total shareholders' equity................................   13,375   28,006
                                                              -------- --------
     Total liabilities and shareholders' equity.............. $246,438 $227,115
                                                              ======== ========

                                                          For the year ended
                                                             December 31,
                                                      --------------------------
                                                        1998     1997     1996
                                                      -------- -------- --------
                                                            (In thousands)
   Total revenues.................................... $575,853 $517,131 $427,743
                                                      -------- -------- --------
   Net income........................................ $  4,746 $ 12,323 $  4,343
                                                      ======== ======== ========

  This accounting change resulted in a decrease in AGC's retained earnings of $49,952,000, $41,172,000 and $34,315,000 as of December 31, 1998, 1997 and
1996, respectively. This impact did not have any affect on the Company's consolidated financial statements.

(17) Quarterly Financial Information (Unaudited)

  Summarized quarterly financial data for the years ended December 31, 1998 and 1997 is as follows (in thousands, except per share amounts):

                                                    Quarter ended
                                      -----------------------------------------
              Fiscal 1998             March 31 June 30 September 30 December 31
              -----------             -------- ------- ------------ -----------
   Revenues.......................... $19,898  $18,797   $19,671      $25,369
   Operating income.................. $11,926  $11,161   $11,658      $16,755
   Net income........................ $ 3,711  $ 3,504   $ 3,094      $ 6,333
   Basic earnings per share.......... $  0.30  $  0.28   $  0.25      $  0.51
   Diluted earnings per share........ $  0.29  $  0.28   $  0.25      $  0.50

                                                    Quarter ended
                                      -----------------------------------------
              Fiscal 1997             March 31 June 30 September 30 December 31
              -----------             -------- ------- ------------ -----------
   Revenues.......................... $17,449  $18,731   $19,335      $19,078
   Operating income.................. $10,317  $11,479   $11,494      $11,209
   Net income........................ $ 3,278  $ 4,087   $ 3,752      $ 4,462
   Basic earnings per share.......... $  0.27  $  0.33   $  0.30      $  0.36
   Diluted earnings per share........ $  0.26  $  0.33   $  0.30      $  0.36

                        NATIONAL GOLF PROPERTIES, INC.

(17) Quarterly Financial Information (Unaudited)--(Continued)

  As a result of EITF 98-9, no percentage rent and only approximately $231,000 of percentage rent was recognized in the second and third quarters of 1998, respectively. Otherwise, the Company would have recorded percentage rent in the second and third quarters of approximately $1,808,000 and $1,981,000, respectively.

(18) Pro Forma Financial Information (Unaudited)

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

                                                                 For the year
                                                                ended December
                                                                      31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
   Revenues from rental property............................... $85,897 $78,509
   Net income.................................................. $16,402 $14,952
   Basic earnings per share.................................... $  1.31 $  1.21
   Diluted earnings per share.................................. $  1.30 $  1.20

  The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) an increase in interest expense; and (iii) a decrease in income applicable to minority interest.

(19) Subsequent Events (Unaudited)

  On January 6, 1999, the Company purchased Beaver Brook Country Club located in Clinton, New Jersey and The Classic Golf Club located in Spanaway, Washington for a combined purchase price of approximately $10.4 million.

  On January 11, 1999, the Company declared a quarterly distribution for the fourth quarter of 1998 of $0.44 per share to stockholders of record on January 29, 1999, which was paid on February 15, 1999.

  On February 1, 1999, the Company extended the treasury lock until May 3,
1999.

  On March 31, 1999, the Company entered into a new $300 million unsecured revolving credit facility with a group of lenders. Advances under the credit facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. The amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the new facility as of March 31, 1999 will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The credit facility replaces the Company's previous $100 million credit facility, which has been terminated.

  On March 31, 1999, the Company purchased from Golf Acquisitions, L.L.C. ("Golf Acquisitions") fee interests in 15 golf courses and long-term leasehold interests in five golf courses and made a participating mortgage loan secured by one additional golf course for an aggregate initial investment of approximately $184.3 million, which investment was financed by approximately $178.7 million of cash and approximately $5.6 million of assumed notes. A subsidiary of AGC and a subsidiary of ClubCorp International formed Golf Acquisitions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                         Page No.
                                                                         --------
 (a) 1. Financial Statements

     Report of Independent Accountants................................      24

     Consolidated Balance Sheets of National Golf Properties, Inc. as
      of December 31, 1998 and 1997...................................      25

     Consolidated Statements of Operations of National Golf
      Properties, Inc. for the years ended December 31, 1998, 1997 and
      1996............................................................      26

     Consolidated Statements of Stockholders' Equity of National Golf
      Properties, Inc. for the years ended December 31, 1998, 1997 and
      1996............................................................      27

     Consolidated Statements of Cash Flows of National Golf
      Properties, Inc. for the years ended December 31, 1998, 1997 and
      1996............................................................      28

     Notes to Consolidated Financial Statements.......................      29

     2. Financial Statement Schedules

     Schedule III--Real Estate and Accumulated Depreciation...........      48

                                                                    SCHEDULE III

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 1998
                                 (In thousands)

                                  Initial Cost                      Gross Amount at Which
                                   to Company                     Carried at Close of Period
                               -------------------      Cost      --------------------------
                                                    Capitalized           Total Cost
                                      Buildings &    Subsequent          Buildings &         Accumulated     Date       Date
  Description     Encumbrances  Land  Improvements To Acquisition  Land  Improvements Total  Depreciation Constructed Acquired
  -----------     ------------ ------ ------------ -------------- ------ ------------ ------ ------------ ----------- --------
DAILY FEE
COURSES:
Continental,
Scottsdale, AZ..     $  --     $   64    $  881        $   12     $   66    $  891    $  957    $  531       1974       1986
Desert Lakes,
Fort Mojave,
AZ..............        --        163     3,102            53        163     3,155     3,318       758       1990       1993
El Caro,
Phoenix, AZ.....        --         61       553            13         63       564       627       556       1975       1983
Kokopelli,
Gilbert, AZ.....        --      1,177     4,261           170      1,177     4,431     5,608     1,205       1993       1994
Legend at
Arrowhead,
Glendale, AZ....        --        502     3,408           136        503     3,543     4,046     1,255       1986       1992
London Bridge,
Lake Havasu
City, AZ........        --        301     1,699            24        305     1,719     2,024       822       1968       1986
Stonecreek,
Phoenix, AZ.....        --      1,197     8,250           500      1,197     8,750     9,947       915       1983       1997
Superstition
Springs, Mesa,
AZ..............        --        698     3,771            32        702     3,799     4,501     1,455       1986       1992
Villa De Paz,
Phoenix, AZ.....        --        186       397            18        188       413       601       369       1974       1981
Aptos Seascape,
Aptos, CA.......        --        901     3,491           716        904     4,204     5,108     1,144       1926       1986
BlackLake,
Nipomo, CA......        --      1,744     9,299            20      1,747     9,316    11,063     1,123       1965       1996
Camarillo
Springs,
Camarillo, CA...        --        141     2,880           710        143     3,588     3,731     1,863       1972       1984
Carmel Mountain,
San Diego, CA...        --      1,669     5,865           --       1,669     5,865     7,534     1,012       1986       1995
Lomas Santa Fe
Exec., Solana
Beach, CA.......        --        175       575            20        177       593       770       543       1974       1982
Mesquite, Palm
Springs, CA.....        --      1,057     5,140           225      1,061     5,361     6,422     1,228       1985       1993
Oakhurst,
Clayton, CA.....        --      1,596     8,069           221      1,596     8,290     9,886       562       1997       1997
Rancho San
Joaquin, Irvine,
CA..............        --        871     8,375         1,281        873     9,654    10,527     3,197       1962       1992
San Geronimo,
San Geronimo,
CA..............        --        846     5,426           208        847     5,633     6,480       602       1964       1996
Summitpointe,
Milpitas, CA....      4,500     2,315     4,813           642      2,315     5,455     7,770     1,361       1977       1994
Upland Hills,
Upland, CA......        --      1,835     6,312           148      1,836     6,459     8,295     1,093       1982       1995
Vista Valencia,
Valencia, CA....        --        652     5,369           278        657     5,642     6,299     3,015       1963       1987
Arrowhead,
Littleton, CO...        --        302     3,245         1,927        304     5,170     5,474     1,303       1972       1988
Eagle,
Broomfield, CO..        --        400     2,425            20        402     2,443     2,845     1,549       1961       1988
Arrowhead,
Davie, FL.......        --        601     2,190            20        604     2,207     2,811       818       1967       1993
Baymeadows,
Jacksonville,
FL..............        --        226     4,337           315        226     4,652     4,878       423       1968       1997
Binks Forest,
Wellington, FL..        --        224     4,591           145        224     4,736     4,960     1,068       1991       1994
Sabal Palm,
Tamarac, FL.....        --        441     3,357            20        444     3,374     3,818     1,811       1967       1990
Summerfield
Crossing, Tampa,
FL..............        --        105     2,508           156        105     2,664     2,769       326       1987       1996
Bradshaw Farm,
Woodstock, GA...        --        238     6,365           118        238     6,483     6,721       516       1995       1997
Goshen
Plantation,
Augusta, GA.....        --        195     3,042           256        196     3,297     3,493       679       1971       1994
River's Edge,
Fayetteville,
GA..............        --        250     4,069           154        143     4,330     4,473       910       1989       1994

                                                                    SCHEDULE III
                                                                     (Continued)

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 1998
                                 (In thousands)

                                                Initial Cost                       Gross Amount at Which
                                                 to Company                     Carried at Close of Period
                                             -------------------      Cost      ---------------------------
                                                                  Capitalized           Total Cost
                                                    Buildings &    Subsequent          Buildings &          Accumulated
  Description                  Encumbrances   Land  Improvements To Acquisition  Land  Improvements  Total  Depreciation
  -----------                  ------------  ------ ------------ -------------- ------ ------------ ------- ------------
DAILY FEE
COURSES:
Ruffled
Feathers,
Lemont, IL......                 $   --      $  293   $ 9,316        $  (18)    $  293   $ 9,298    $ 9,591    $1,571
Tamarack,
Naperville, IL..                     --         326     5,067           195        326     5,262      5,588       555
Sugar Ridge,
Lawrenceburg,
IN..............                     --         168     2,602           466        168     3,068      3,236       678
Deer Creek,
Overland Park,
KS..............                     --         695     7,147           471        696     7,617      8,313       990
Dub's Dread,
Kansas City,
KS..............                     --         135     2,997           355        135     3,352      3,487       818
WestWinds, New
Market, MD......                     --         153     3,614           610        153     4,224      4,377       470
Majestic Oaks,
Ham Lake, MN....                     --       1,713    10,194           --       1,713    10,194     11,907       290
Links at
Northfork,
Ramsey, MN......                     --         280     3,770            75        280     3,845      4,125       853
Woodland Creek,
Andover, MN.....                     --          86       473           --          87       472        559        12
Royal Meadows,
Kansas City,
MO..............                     --         176     1,822            40        181     1,857      2,038     1,170
Las Vegas
National, Las
Vegas, NV.......                     --         261     3,727         1,586        263     5,311      5,574     3,349
Painted Desert,
Las Vegas, NV...                     --       1,355     4,741           --       1,355     4,741      6,096       576
Wildhorse,
Henderson, NV...                     --       4,677     6,557         2,578      4,679     9,133     13,812     1,581
Brigantine,
Brigantine, NJ..                     --         194     1,768         1,299        197     3,064      3,261     1,288
Rancocas,
Willingboro,
NJ..............                     --         239     1,816         1,206        241     3,020      3,261     1,170
Paradise Hills,
Albuquerque,
NM..............                     --         350     5,181           315        363     5,483      5,846       725
Carolina Shores,
Calabash, NC....                     --         588     5,903            12        590     5,913      6,503     2,845
Pawtuckett,
Charlotte, NC...                     --          63     1,563           146        405     1,367      1,772       157
Bent Tree,
Columbus, OH....                     --         123     4,207           248        123     4,455      4,578       528
Fowler's Mill,
Chesterland,
OH..............                     --         346     1,760         1,380        349     3,137      3,486     1,129
Hershey South,
Hershey, PA.....                     --         150     1,995           396        150     2,391      2,541       557
Golden Oaks,
Fleetwood, PA...                     --         989     4,677           331      1,008     4,989      5,997       787
Hickory Heights,
Bridgeville,
PA..............                     --          87     2,027         1,018         82     3,050      3,132       513
Colonial
Charters, Longs,
SC..............                     --         213     4,579             5        213     4,584      4,797       545
Port Royal,
Hilton Head
Island, SC......                  20,000(2)   6,289    15,190         3,647      6,289    18,837     25,126     3,635
Shipyard, Hilton
Head Island,
SC..............                     -- (2)   4,773     9,756         1,829      4,773    11,585     16,358     2,276
Stono Ferry, Charleston, SC..        --          44     1,582            71         44     1,653      1,697       202
Forrest
Crossing,
Nashville, TN...                     --         140     2,829           386        140     3,215      3,355       364
Bear Creek,
Houston, TX.....                     --         --      6,163           757        --      6,920      6,920     4,253
Lake Houston,
Huffman, TX.....                     --         823     1,620            63        829     1,677      2,506     1,012
                                  Date       Date
  Description                  Constructed Acquired
  -----------                  ----------- --------
DAILY FEE
COURSES:
Ruffled
Feathers,
Lemont, IL......                  1992       1995
Tamarack,
Naperville, IL..                  1989       1997
Sugar Ridge,
Lawrenceburg,
IN..............                  1994       1994
Deer Creek,
Overland Park,
KS..............                  1989       1996
Dub's Dread,
Kansas City,
KS..............                  1963       1994
WestWinds, New
Market, MD......                  1971       1996
Majestic Oaks,
Ham Lake, MN....                  1972       1998
Links at
Northfork,
Ramsey, MN......                  1992       1994
Woodland Creek,
Andover, MN.....                  1989       1998
Royal Meadows,
Kansas City,
MO..............                  1933       1984
Las Vegas
National, Las
Vegas, NV.......                  1961       1982
Painted Desert,
Las Vegas, NV...                  1987       1996
Wildhorse,
Henderson, NV...                  1959       1994
Brigantine,
Brigantine, NJ..                  1926       1989
Rancocas,
Willingboro,
NJ..............                  1963       1989
Paradise Hills,
Albuquerque,
NM..............                  1963       1996
Carolina Shores,
Calabash, NC....                  1974       1986
Pawtuckett,
Charlotte, NC...                  1971       1996
Bent Tree,
Columbus, OH....                  1988       1996
Fowler's Mill,
Chesterland,
OH..............                  1972       1986
Hershey South,
Hershey, PA.....                  1927       1994
Golden Oaks,
Fleetwood, PA...                  1994       1996
Hickory Heights,
Bridgeville,
PA..............                  1990       1994
Colonial
Charters, Longs,
SC..............                  1989       1996
Port Royal,
Hilton Head
Island, SC......                  1985       1994
Shipyard, Hilton
Head Island,
SC..............                  1969       1994
Stono Ferry, Charleston, SC..     1989       1996
Forrest
Crossing,
Nashville, TN...                  1988       1996
Bear Creek,
Houston, TX.....                  1966       1985
Lake Houston,
Huffman, TX.....                  1975       1985

                                                                    SCHEDULE III
                                                                     (Continued)

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 1998
                                 (In thousands)

                                   Initial Cost                        Gross Amount at Which
                                    to Company                      Carried at Close of Period
                               --------------------      Cost      -----------------------------
                                                     Capitalized            Total Cost
                                       Buildings &    Subsequent           Buildings &           Accumulated     Date       Date
  Description     Encumbrances  Land   Improvements To Acquisition  Land   Improvements  Total   Depreciation Constructed Acquired
  -----------     ------------ ------- ------------ -------------- ------- ------------ -------- ------------ ----------- --------
DAILY FEE
COURSES:
Longwood,
Houston, TX.....    $   --     $ 1,558   $  8,148      $   543     $ 1,558   $  8,691   $ 10,249   $   705       1995       1997
Pecan Valley,
San Antonio,
TX..............        --         389      3,989          412         391      4,399      4,790     1,996       1962       1990
Riverchase,
Coppell, TX.....        --         250      1,658        1,220         252      2,876      3,128     1,254       1987       1988
Riverside, Grand
Prairie, TX.....        --         574      4,445          105         576      4,548      5,124     1,519       1986       1990
Southwyck,
Pearland, TX....        --         672      3,492          275         673      3,766      4,439       952       1988       1993
Chesapeake,
Chesapeake, VA..        --         321      3,490        1,086         321      4,576      4,897       538       1984       1996
Honey Bee,
Virginia Beach,
VA..............        --         556      5,009          --          556      5,009      5,565     1,081       1987       1995
Reston National,
Reston, VA......        --         996      4,584          134         999      4,715      5,714     1,402       1968       1993
Capitol City,
Olympia, WA.....        474        437      2,572          163         437      2,735      3,172       620       1961       1994
Lake Wilderness,
Maple Valley,
WA..............        --         110      1,665          332         110      1,997      2,107       456       1974       1994
                    -------    -------   --------      -------     -------   --------   --------   -------
                    $24,974    $52,725   $301,760      $32,295     $53,073   $333,707   $386,780   $79,434
                    =======    =======   ========      =======     =======   ========   ========   =======
PRIVATE COUNTRY
CLUBS:
Ancala,
Scottsdale, AZ..    $   --     $   207   $  8,319      $   --      $   207   $  8,319   $  8,526   $   850       1990       1996
Arrowhead,
Glendale, AZ....        --         185      5,816            7         185      5,823      6,008       616       1986       1996
Tatum Ranch,
Cave Creek, AZ..        --       1,000      3,972           (5)      1,002      3,965      4,967     1,652       1986       1992
Canyon Oaks,
Chico, CA.......        --         309      2,172        2,350         309      4,522      4,831       671       1987       1994
Escondido,
Escondido, CA...        --         114      2,382          587         116      2,967      3,083     1,556       1962       1983
Monterey, Palm
Desert, CA......        --       1,294      6,584          290       1,294      6,874      8,168     1,332       1978       1995
Palm Valley,
Palm Desert,
CA..............        --       1,750     13,769          447       1,750     14,216     15,966     2,337       1985       1995
SeaCliff,
Huntington
Beach, CA.......        --       2,430      7,602          760       2,451      8,341     10,792       900       1975       1996
Spanish Hills,
Camarillo, CA...        --       2,975     14,076          453       3,021     14,483     17,504       917       1993       1997
Sunset Hills,
Thousand Oaks,
CA..............        --         302      1,378           18         304      1,394      1,698     1,192       1966       1975
Wood Ranch, Simi
Valley, CA......        --         481      9,111        1,235         481     10,346     10,827     1,789       1984       1995
Heather Ridge,
Aurora, CO......        --         992      1,500          715         995      2,212      3,207     1,162       1970       1990
Pinery, Denver,
CO..............        --         174      5,380          430         174      5,810      5,984       711       1972       1996
Crescent Oaks,
Clearwater, FL..        --          35        833          183          35      1,016      1,051       163       1990       1996
Brookstone,
Acworth, GA.....        --         557      2,608          410         559      3,016      3,575     1,000       1987       1993
The Plantation,
Boise, ID.......        --          87      2,562          201          87      2,763      2,850       324       1920       1996
Eagle Brook,
Geneva, IL......      1,500        701      9,739          233         701      9,972     10,673       752       1992       1997
Mission Hills,
Northbrook, IL..        --         400      3,600          531         402      4,129      4,531     2,329       1980       1988
Highlands Golf,
Hutchinson, KS..        --          40        576          249          40        825        865        90       1972       1996
Tallgrass,
Wichita, KS.....        --          43      2,409          145          43      2,554      2,597       321       1980       1996
Shenandoah,
Baton Rouge,
LA..............        --          38      1,268          218          38      1,486      1,524       218       1972       1996

                                                                    SCHEDULE III
                                                                     (Continued)

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 1998
                                 (In thousands)

                                   Initial Cost                        Gross Amount at Which
                                    to Company                      Carried at Close of Period
                               --------------------      Cost      -----------------------------
                                                     Capitalized            Total Cost
                                       Buildings &    Subsequent           Buildings &           Accumulated     Date       Date
  Description     Encumbrances  Land   Improvements To Acquisition  Land   Improvements  Total   Depreciation Constructed Acquired
  -----------     ------------ ------- ------------ -------------- ------- ------------ -------- ------------ ----------- --------
PRIVATE COUNTRY
CLUBS:
Hunt Valley,
Phoenix, MD.....    $   --     $   515   $  1,662      $ 1,208     $   517   $  2,868   $  3,385   $  1,385         1972    1983
Tanoan,
Albuquerque,
NM..............        --          12      3,241           20          14      3,259      3,273      2,607         1978    1982
Brandywine,
Maumee, OH......        --         814      2,861           82         816      2,941      3,757      1,109         1967    1991
Ivy Hills,
Cincinnati, OH..        --          30      1,776          --           30      1,776      1,806         69         1992    1998
Oakhurst, Grove
City, OH........        --         344      1,776        1,151         346      2,925      3,271        882         1959    1980
Royal Oak,
Cincinnati, OH..        --         175        822           12         178        831      1,009        530         1963    1985
Meadowbrook,
Tulsa, OK.......        --          89      3,236        1,095          89      4,331      4,420        413   mid 1950's    1996
The Trails,
Norman, OK......        --          42      2,361          246         163      2,486      2,649        347         1982    1996
Creekside,
Salem, OR.......        --         128      3,456        2,438         128      5,894      6,022        999         1993    1995
Oregon Golf,
West Linn, OR...        --         433     10,230          534         435     10,762     11,197      1,587         1992    1995
Hershey,
Hershey, PA.....        --       1,624      6,400        1,130       1,624      7,530      9,154      1,871         1915    1994
Gettysvue,
Knoxville, TN...      3,750        753      5,550          184         753      5,734      6,487        349         1995    1997
Berry Creek,
Georgetown, TX..        --         204      4,876          150         204      5,026      5,230        856         1986    1995
Diamond Oaks,
Fort Worth, TX..        --         132      3,577        1,537         132      5,114      5,246        453         1959    1996
Eldorado,
McKinney, TX....        --         221      6,247        2,404         221      8,651      8,872        457         1981    1996
Great Southwest,
Grand Prairie,
TX..............        --         442      7,825          612         442      8,437      8,879        957         1964    1996
Oakridge,
Garland, TX.....        --          87      3,439          673          87      4,112      4,199        440         1982    1996
Sweetwater,
Sugarland, TX...        --         207     11,783        1,029         207     12,812     13,019      1,816         1983    1996
Sonterra, San
Antonio, TX.....        --       2,686     25,867          --        2,686     25,867     28,553        442         1978    1998
Walden, Humble,
TX..............        --         178      3,425          698         180      4,121      4,301        411         1984    1996
Willow Fork,
Katy, TX........        --          44      2,742          308          44      3,050      3,094        319         1990    1996
Woodhaven, Fort
Worth, TX.......        --          43      2,022          654          43      2,676      2,719        288         1972    1996
Bear Creek,
Woodinville,
WA..............        --         705      4,823          310         711      5,127      5,838      1,939         1983    1993
                    -------    -------   --------      -------     -------   --------   --------   --------
                    $ 5,250    $24,022   $225,653      $25,932     $24,244   $251,363   $275,607   $ 41,408
                    -------    -------   --------      -------     -------   --------   --------   --------
Total Courses...    $30,224    $76,747   $527,413      $58,227     $77,317   $585,070   $662,387   $120,842
                    =======    =======   ========      =======     =======   ========   ========   ========

----
(1) Corporate assets are not included within the amounts.
(2) Combined encumbrance for Port Royal and Shipyard golf courses.

                                                                   SCHEDULE III
                                                                    (Continued)

                        NATIONAL GOLF PROPERTIES, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1998
                                (In thousands)

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

  The changes in total real estate assets and accumulated depreciation (excluding corporate assets and related accumulated depreciation) for the three years ended December 31, are as follows:

                                                    Total Real Estate Assets
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
     Balance, beginning of year................... $601,375  $515,557  $361,831
     Acquisitions.................................   43,181    79,171   155,013
     Improvements.................................   18,155    14,307     6,346
     Disposals....................................     (324)   (7,660)   (7,633)
                                                   --------  --------  --------
     Balance, end of year......................... $662,387  $601,375  $515,557
                                                   ========  ========  ========
                                                    Accumulated Depreciation
                                                   ----------------------------
                                                     1998      1997      1996
                                                   --------  --------  --------
     Balance, beginning of year................... $ 94,678  $ 72,906  $ 58,709
     Depreciation for year........................   26,193    23,652    17,978
     Disposals....................................      (29)   (1,880)   (3,781)
                                                   --------  --------  --------
     Balance, end of year......................... $120,842  $ 94,678  $ 72,906
                                                   ========  ========  ========

  3. Exhibits

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

      3.4 Articles Supplementary of National Golf Properties, Inc.
           (incorporated by reference to Exhibit 3.1 to the Company's Current
           Report on Form 8-K dated March 4, 1998)

      3.5 Articles Supplementary of National Golf Properties, Inc.
           (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
           Report on Form 10-Q for the period ended March 31, 1998)

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

     10.1 Second Amended and Restated Agreement of Limited Partnership of
           National Golf Operating Partnership, L.P., dated as of April 20,
           1998, (incorporated by reference to Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the period ended March 31, 1998)

     10.2 Form of Lease Agreement between the Company and AGC with respect to the Initial Golf Courses and the Mesquite and Desert Lakes golf courses (incorporated by reference to Exhibit 10.2 to the Company's
           Registration Statement on Form S-11 No. 33-63110)

     10.3 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey
           South, Canyon Oaks, Capitol City, Binks Forest, Port Royal,
           Shipyard, Sugar Ridge, Wildhorse, Goshen Plantation, Hickory
           Heights, River's Edge, Berry Creek, Carmel Mountain, Creekside,
           Honey Bee, Wood Ranch, Monterey, Palm Valley, Ruffled Feathers,
           Upland Hills, Oregon Golf, Golden Oaks, Paradise Hills, Chesapeake,
           SeaCliff, Ancala, Arrowhead, BlackLake, Painted Desert, Pinery,
           Crescent Oaks, Summerfield Crossing, The Plantation, Highlands,
           Tallgrass, Shenandoah, Pawtuckett, Bent Tree, Meadowbrook, The
           Trails, The Links, Forrest Crossing, Diamond Oaks, Eldorado, Great
           Southwest, Oakridge, Willow Fork, Woodhaven, Walden, Deer Creek,
           WestWinds, Stonecreek, Tamarack, Baymeadows, Bradshaw Farm,
           Longwood, Eagle Brook, Gettysvue; Oakhurst; Ivy Hills; Majestic
           Oaks; Woodland Creek and Sonterra; and Form of Lease Agreement between the Company and CGG with respect to the Carmel Mountain golf course and the Sweetwater golf course (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K dated
           February 29, 1996)

     10.4 Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated February 29, 1996)

     10.5 Shelf Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K dated February 29, 1996)

     *10.6 National Golf Properties, Inc. Stock Incentive Plan Key Employees of National Golf Properties, Inc., National Golf Operating
             Partnership, L.P. and American Golf Corporation, effective August
             18, 1993 (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated February 29, 1996)

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

--------
*Management contract or compensatory plan or arrangement.

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

     10.19 Series A 8.68% Guarantied Senior Promissory Notes and Series B 8.73%
            Guarantied Senior Promissory Notes (incorporated by reference to
            Exhibit 10.22 to the Company's Annual Report on Form 10-K dated
            February 29, 1996)

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

     10.23 Agreement of Limited Partnership of Royal Golf, L.P., II, dated as of July 7, 1994 (incorporated by reference to Exhibit 10.19 to the Company's Report on Form 8-B dated December 29, 1995)

     10.24 Amended and Restated Loan Agreement, dated as of July 7, 1994, by and between Royal Golf, L.P., II and NationsBank of South Carolina,
            N.A. (incorporated by reference to Exhibit 10.19 to the Company's
            Report on Form 8-B dated December 29, 1995)

     10.25 Restated Note Agreement, dated as of July 1, 1996, with respect to
            National Golf Operating Partnership, L.P.'s Series A-1, Series A-2 and Series A-3 7.9% Guarantied Senior Promissory Notes due June 15,
            2006 and Series B 8% Guarantied Senior Promissory Notes due
            December 12, 2006 (incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-K dated March 14, 1997)

     10.26 Form of Series A 7.9% Guarantied Senior Promissory Notes and Series
            B 8% Guarantied Senior Promissory Notes (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K dated
            March 14, 1997)

     10.27 Amended and Restated General Continuing Guaranty of National Golf
            Properties, Inc., dated as of July 1, 1996, with respect to National Golf Operating Partnership, L.P.'s Series A-1, Series A-2 and Series A-3 7.9% Guarantied Senior Promissory Notes due June 15,
            2006 and Series B 8% Guarantied Senior Promissory Notes due
            December 12, 2006 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K dated March 14, 1997)

     10.28 Assumption Agreement, dated as of July 1, 1996, by National Golf
            Operating Partnership, L.P. and the Purchasers named therein
            (incorporated by reference to Exhibit 10.33 to the Company's Annual
            Report on Form 10-K dated March 14, 1997)

     10.29 Assumption Agreement, dated as of July 1, 1996, by National Golf
            Operating Partnership, L.P. and the Purchasers named therein
            (incorporated by reference to Exhibit 10.34 to the Company's Annual
            Report on Form 10-K dated March 14, 1997)

     10.30 Lease Agreement, dated as of July 11, 1996, between the Company and
            The Links Group, Inc. with respect to Colonial Charters Golf Course
            (incorporated by reference to Exhibit 10.35 to the Company's Annual
            Report on Form 10-K dated March 14, 1997)

      10.31 Lease Agreement, dated as of December 17, 1996, between the Company and Evergreen Alliance Golf Limited with respect to San Geronimo
             Golf Course (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K dated March 14, 1997)

      10.32 Lease Agreement, dated as of October 22, 1997, between the Company and Camarillo Golf, LLC with respect to Spanish Hills Country Club
             (incorporated by reference to Exhibit 10.33 to the Company's
             Annual Report on Form 10-K dated February 6, 1998)

      10.33 Assignment Agreement, dated as of July 30, 1996, between National
             Golf Properties, Inc. and National Golf Operating Partnership,
             L.P. (incorporated by reference to Exhibit 2.3 to the Company's
             Current Report on Form 8-K dated August 13, 1996)

      10.34 Lease Agreement, dated as of July 30, 1996, between National Golf
             Operating Partnership, L.P. and American Golf Corporation
             (incorporated by reference to Exhibit 2.4 to the Company's Current
             Report on Form 8-K dated August 13, 1996)

      10.35 $100,000,000 Credit Agreement dated as of April 25, 1997, among
             National Golf Operating Partnership, L.P., National Golf
             Properties, Inc., the Lender Parties named therein and NationsBank of Texas, N.A. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated April 29, 1997)

     *10.36 National Golf Properties, Inc. Deferred Compensation Plan,
             effective June 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated July 29,
             1997)

     *10.37 National Golf Properties, Inc. Deferred Compensation Plan Trust
             Agreement, dated as of June 1, 1997, by and between National Golf
             Properties, Inc. and Imperial Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q dated July 29, 1997)

     *10.38 Consulting Agreement, entered into as of the 30th day of April, 1997, between National Golf Properties, Inc. and Edward R. Sause
             (incorporated by reference to Exhibit 10.4 to the Company's
             Quarterly Report on Form 10-Q dated July 29, 1997)

      10.39 Pumpkin Ridge Joint Venture Joint Venture Agreement, dated as of
             September 8, 1997, by and among National Golf Operating
             Partnership, L.P. and Pumpkin Ridge Partners (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated October 30, 1997)

      10.40 Lease Agreement, dated as of September 8, 1997, between Pumpkin
             Ridge Joint Venture and AGC (incorporated by reference to Exhibit
             10.3 to the Company's Quarterly Report on Form 10-Q dated October
             30, 1997)

      10.41 USGA Agreement, made and entered into as of September 8, 1997, by and between Pumpkin Ridge Joint Venture and AGC (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q dated October 30, 1997)

      10.42 Amended and Restated Registration Rights Agreement, dated as of
             April 20, 1998, by and among National Golf Properties, Inc.,
             National Golf Operating Partnership, L.P. and the unit holders named therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended March
             31, 1998)

      10.43 Contribution Agreement, dated as of March 4, 1998, between Belair
             Capital Fund LLC, National Golf Operating Partnership, L.P. and
             National Golf Properties, Inc. (incorporated by reference to
             Exhibit 10.3 to the Company's Current Report on Form 8-K dated
             March 4, 1998)

--------
*Management contract or compensatory plan or arrangement.

     10.44 Contribution Agreement, dated as of April 20, 1998, between Belair
            Capital Fund LLC, National Golf Operating Partnership, L.P. and
            National Golf Properties, Inc. (incorporated by reference to
            Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998)

     10.45 Loan Agreement between The Badlands Golf Club, Inc. and National
            Golf Operating Partnership, L.P. dated as of August 18, 1998

     10.46 Senior Secured Participating Promissory Note made and entered into as of August 18, 1998, between National Golf Operating Partnership,
            L.P. and The Badlands Golf Club, Inc.

     10.47 First Deed of Trust, Assignment of Rents, Security Agreement and
            Fixture Filing relating to the Senior Secured Participating
            Promissory Note made and entered into as of August 18, 1998, by and among The Badlands Golf Club, Inc. and National Golf Operating
            Partnership, L.P.

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

     27.1  Financial Data Schedule

                                                                        Page No.
                                                                        --------

(b) Reports on Form 8-K filed during the Last Quarter

  None.

(d) Additional Information Regarding American Golf Corporation and Subsidiaries


     Analysis of American Golf Corporation's Consolidated Financial
      Information.....................................................     59

     American Golf Corporation's Consolidated Financial Statements

     Report of Independent Accountants................................     62

     Consolidated Balance Sheets as of December 31, 1998 and 1997.....     63

     Consolidated Statements of Operations and Comprehensive Income
      for the years ended December 31, 1998, 1997 and 1996............     64

     Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1998, 1997 and 1996..........................     65

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996................................     66

     Notes to Consolidated Financial Statements.......................     67

         Analysis of American Golf Corporation's Financial Information

 Overview

  The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of American Golf Corporation and Subsidiaries ("AGC" or "the Company"). The forward-looking statements included in Analysis of American Golf Corporation's Financial Information relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in Analysis of American Golf Corporation's Financial Information.

  The discussion of the results of operations compares the year ended December 31, 1998 with the year ended December 31, 1997 and the year ended December 31, 1997 with the year ended December 31, 1996.

Results of Operations

 Comparison of the year ended December 31, 1998 to the year ended December 31, 1997.

  Total revenues from golf course operations and management agreements for AGC increased by $58.8 million, or 11.4%, to $575.9 million for the year ended December 31, 1998 as compared to $517.1 million for the year ended December 31, 1997. The increase in revenues was primarily attributable to the net increase of 14 new leased courses and 3 new courses under management agreements. Green fees for the year ended December 31, 1998, $204.2 million, increased by $15.5 million, or 8.2%, as compared to $188.7 million for the year ended December 31, 1997. Cart rental revenues for the year ended December 31, 1998, $65.6 million, increased by $4.8 million, or 7.9%, from $60.8 million for the year ended December 31, 1997. Member dues and initiation fees for the year ended December 31, 1998, $100.0 million, increased by $17.0 million, or 20.5%, from $83.0 million for the year ended December 31, 1997. Food and beverage revenues for the year ended December 31, 1998, $108.7 million, increased by $19.1 million, or 21.3%, from $89.6 million for the year ended December 31, 1997. Merchandise sales were $50.8 million, an increase of $6.1 million, or 13.6%, from $44.7 million for the year ended December 31, 1997. Other operating revenue, which includes range income, decreased by $3.1 million, or 7.2%, to $40.1 million for the year ended December 31, 1998, from $43.2 million for the year ended December 31, 1997. Management fees revenue of $6.6 million decreased $0.5 million, or 7%, for the year ended December 31, 1998, from $7.1 million for the year ended December 31, 1997.

  Total operating expenses increased by $64.6 million or 12.8%, to $567.7 million for the year ended December 31, 1998 as compared to $503.1 million for the year ended December 31, 1997. Rent expense increased by $17.7 million, or 16.2%, to $126.8 million for the year ended December 31, 1998, from $109.1 million for the year ended December 31, 1997. General and administrative expenses for the year ended December 31, 1998, $46.1 million, increased by $3.5 million, or 8.2%, from $42.6 million for the year ended December 31, 1997. These expenses increased primarily due to the addition of new courses.

  Net income decreased by $7.6 million to $4.7 million for the year ended December 31, 1998, from $12.3 million for the year ended December 31, 1997. The decrease in net income is principally attributable to the reduction in same course revenue from the harsh weather brought about by the El Nino phenomenon in the sun belt states, where the Company has more mature properties with higher operating margins. Additionally, while the new acquisitions described above contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation.

 Comparison of the year ended December 31, 1997 to the year ended December 31, 1996.

  Total revenues from golf course operations and management agreements for AGC increased by $89.4 million, or 20.9%, to $517.1 million for the year ended December 31, 1997 as compared to $427.7 million for the year ended December 31, 1996. The increase in revenues was due, in part, to the net increase of 10 new leased courses and 3 new courses under management agreements in 1997 as well as a full year of operations related to 48 leased courses and 6 management agreements acquired in July 1996. The increase in revenues was also attributable to favorable results generated in various regions due to good weather during 1997 as compared with 1996. Green fees for the year ended December 31, 1997, $188.7 million, increased by $30.9 million, or 19.6%, as compared to $157.8 million for the year ended December 31, 1996. Cart rental revenues for the year ended December 31, 1997, $60.8 million, increased by $3.0 million, or 5.2%, from $57.8 million for the year ended December 31, 1996. Member dues and initiation fees for the year ended December 31, 1997, $83 million, increased by $20.7 million, or 33.2%, from $62.3 million for the year ended December 31, 1996. Food and beverage revenues for the year ended December 31, 1997, $89.6 million, increased by $19.3 million, or 27.5%, from $70.3 million for the year ended December 31, 1996. Merchandise sales were $44.7 million, an increase of $6.9 million, or 18.3%, from $37.8 million for the year ended December 31, 1996. Other revenue, which includes range income, increased by $5.8 million, or 15.5%, to $43.2 million for the year ended December 31, 1997, from $37.4 million for the year ended December 31, 1996. Management fees revenue of $7.1 million increased
$2.7 million, or 61.4%, for the year ended December 31, 1997, from $4.4 million for the year ended December 31, 1996.

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

  Net income increased by $8 million to $12.3 million for the year ended December 31, 1997, from $4.3 million for the year ended December 31, 1996. The increase in net income is primarily due to the net increase in new courses and a full year of operations related to 48 leased courses and 6 management agreements acquired in July 1996 as well as the seasonal nature of AGC's business in that the weather during the year ended December 31, 1997, was more favorable than the weather during the year ended December 31, 1996.

Liquidity and Capital Resources

  On December 31, 1997, the Company entered into a $40 million credit facility and a $13.5 million standby letter of credit facility with a commercial bank that bears interest at prime or a LIBOR based rate. Letters of credit issued under these credit facilities are charged a 1.0% annual letter of credit fee. The $40 million facility is used to finance working capital requirements and expires on January 2, 2001. At December 31, 1998, there was $22 million outstanding under the $40 million credit facility and $2.5 million in standby letters of credit outstanding. The $13.5 million stand-by letter of credit facility, which expires on January 2, 2001, supports outstanding letters of credit issued in favor of National Golf Properties ("NGP"), pursuant to the terms of the leases between NGP and AGC. Under the terms of the credit facilities, the Company is also required to maintain specified financial ratios and levels of net worth.

  Subsequent to December 31, 1998, AGC temporarily increased its revolving credit facility to $50 million. The additional $10 million available under the revolving credit facility is to be used solely for specified acquisition and related costs, and expires on May 31, 1999. AGC believes it will be able to meet this obligation with cash flow from operations.

  AGC has working capital of approximately $11 million as of December 31, 1998, excluding deferred revenue related to initiation fees. AGC believes it will be able to satisfy its liquidity requirements, including capital expenditures and rental payments due under its leases, with cash flow available from operations and borrowings. AGC has capital expenditure commitments related to acquiring and renewing leases. These commitments are typically satisfied over several years. The material capital commitments are clubhouse renovations, building and course improvements and irrigation systems. At December 31, 1998, AGC's capital expenditure commitment was approximately $6,700,000. The improvements will be funded from AGC's operating cash flow and from borrowings under the bank credit facilities.

 Year 2000

  The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

  The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its business. During 1998, the Company completed its assessment of these systems and developed implementation plans to bring the non-compliant systems into compliance. These plans includes replacing hardware and upgrading software to Windows 95 compatible versions. The Company's corporate office was completed in 1998 and all the golf courses will be completed during 1999. The Company also utilizes a Year 2000 compliant HP3000 to run its financial software. This software will be upgraded to a Year 2000 compliant version by June 30, 1999. The hardware, software and installation will cost approximately $3.6 million and will be leased or paid for with cash from operations. As of December 31, 1998, the Company has incurred approximately $500,000 in expenses related to year 2000 issues.

  The Company has developed questionnaires and has contacted key suppliers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers have developed or are developing plans to address the Year 2000 issue. The Company will continue to monitor and evaluate the progress of its suppliers on this critical matter. The Company is also reviewing its non-information technology systems to determine the extent of any changes that may be necessary and believes that there will be minimal changes necessary for compliance. None of the Company's other information technology projects have been delayed due to the implementation of the Year 2000 project.

  Based on the progress the Company has made in addressing its Year 2000 issues and the Company's plan and timeline to complete its compliance program, the Company does not foresee significant risks associated with its Year 2000 compliance at this time. As the Company's plan is to address its significant Year 2000 issues prior to being affected by them, it has not developed a comprehensive contingency plan. However, if the Company identifies significant risks related to its Year 2000 compliance or its progress deviates from the anticipated timeline, the Company will develop contingency plans as deemed necessary at that time.

  Despite the Company's effort to identify and resolve Year 2000 compliance problems, the Company cannot guarantee that all of the Company's systems will be Year 2000 compliant or that other companies on which the Company relies will be timely converted. As a result, the Company's operations could be interrupted or otherwise adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business operations. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

  The forward-looking statements regarding the Year 2000 involve risks and uncertainties, which reflect management's best judgment based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed above.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
American Golf Corporation and Subsidiaries

  We have audited the accompanying consolidated balance sheets of American Golf Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Golf Corporation and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

  As discussed in Note 2 to the accompanying consolidated financial statements, American Golf Corporation and Subsidiaries changed their method of accounting for membership initiation deposits and fees and the related incremental direct costs and has restated the consolidated financial statements to give retroactive effect to this change.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
January 29, 1999, except for Note 15,
as to which the date is March 31, 1999.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                      December 31, December 31,
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
                       ------

Current assets:
  Cash and cash equivalents..........................   $  1,453     $ 16,738
  Accounts receivable--members (less allowance for
   doubtful accounts of $1,570 and $1,312 in 1998 and
   1997, respectively)...............................     22,627       18,854
  Other receivables..................................     26,603       18,314
  Receivables from affiliates, net...................     11,580        9,730
  Inventories........................................     14,670       12,332
  Prepaid expenses...................................      5,876        3,724
                                                        --------     --------
      Total current assets...........................     82,809       79,692
Property, equipment and capital leases, net..........    105,934       87,597
Licenses.............................................        997          815
Leasehold rights.....................................     18,489       17,888
Deposits and other assets............................      9,209       12,123
Note receivable from shareholders....................     29,000       29,000
                                                        --------     --------
      Total assets...................................   $246,438     $227,115
                                                        ========     ========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable...................................   $ 10,113     $  4,932
  Notes payable--current portion:
    Shareholders.....................................         33           31
    Capital leases...................................      2,446        1,587
    Other............................................      2,309          642
  Accrued expenses...................................     35,295       34,519
  Other liabilities..................................     21,593       17,959
  Deferred revenue...................................     13,104       10,741
                                                        --------     --------
      Total current liabilities......................     84,893       70,411
  Notes payable--long-term portion:
    Shareholders.....................................        389          422
    Capital leases...................................      1,733        2,856
    Other............................................     79,108       59,188
  Accrued expenses...................................     29,589       35,300
  Deferred revenue...................................     36,848       30,431
                                                        --------     --------
      Total liabilities..............................    232,560      198,608
                                                        --------     --------
Minority interest....................................        503          501
                                                        --------     --------
Shareholders' equity:
  Common stock--no par value; 10,000,000 shares
   authorized; 6,294,918 and 6,438,525 shares
   outstanding at December 31, 1998 and 1997,
   respectively......................................        --         6,594
  Retained earnings..................................     18,995       28,066
  Notes receivable from shareholders.................     (5,576)      (6,591)
  Cumulative foreign currency translation
   adjustment........................................        (44)         (63)
                                                        --------     --------
      Total shareholders' equity.....................     13,375       28,006
                                                        --------     --------
      Total liabilities and shareholders' equity.....   $246,438     $227,115
                                                        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (In thousands)

                                                      For the year ended
                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Revenues:
  Green fees..................................... $204,189  $188,725  $157,821
  Cart rentals...................................   65,594    60,762    57,753
  Member dues and initiation fees................   99,955    82,994    62,288
  Food and beverage sales........................  108,665    89,633    70,289
  Merchandise sales..............................   50,790    44,695    37,805
  Other revenue..................................   40,074    43,203    37,427
  Management fees................................    6,586     7,119     4,360
                                                  --------  --------  --------
    Total revenues...............................  575,853   517,131   427,743
                                                  --------  --------  --------
Costs & expenses:
  Payroll and related expenses...................  203,265   188,808   144,779
  Cost of food and beverage sold.................   34,240    28,190    22,682
  Cost of merchandise sold.......................   31,682    28,598    24,660
  General and administrative.....................   46,121    42,604    42,155
  Repairs and maintenance........................   14,748    11,996    11,639
  Other operating expenses.......................   99,998    84,454    72,806
  Rents..........................................  126,779   109,141    93,494
  Depreciation and amortization..................   10,914     9,275     9,546
                                                  --------  --------  --------
    Total costs & expenses.......................  567,747   503,066   421,761
                                                  --------  --------  --------
Operating income.................................    8,106    14,065     5,982
                                                  --------  --------  --------
Other income (expense):
  Interest income................................    4,506     4,541     2,210
  Interest expense...............................   (7,594)   (5,823)   (3,841)
                                                  --------  --------  --------
    Income before provision for state income
     taxes and minority interest in (income)
     loss........................................    5,018    12,783     4,351
Provision for state income taxes.................     (270)     (425)     (223)
                                                  --------  --------  --------
    Income before minority interest in (income)
     loss........................................    4,748    12,358     4,128
Minority interest in (income) loss...............       (2)      (35)      215
                                                  --------  --------  --------
    Net income...................................    4,746    12,323     4,343
                                                  --------  --------  --------
Other comprehensive income, net of tax:
    Foreign currency translation adjustment......       19       (40)      (79)
                                                  --------  --------  --------
    Comprehensive income......................... $  4,765  $ 12,283  $  4,264
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                       Cumulative
                                                                         Foreign
                          Common Stock               Notes Receivable   Currency       Total
                         ---------------  Retained         From        Translation Shareholder's
                         Shares  Amount   Earnings  Officers/Directors Adjustment     Equity
                         ------  -------  --------  ------------------ ----------- -------------
Balance, December 31,
 1995................... 6,354   $ 8,682  $ 36,382       $(4,901)         $ 56       $ 40,219
  Net income............   --        --      4,343           --            --           4,343
  Dividends.............   --        --     (9,133)          --            --          (9,133)
  Notes receivable from
   shareholders.........   --       (602)      --            602           --             --
  Foreign currency
   translation
   adjustment...........   --        --        --            --            (79)           (79)
                         -----   -------  --------       -------          ----       --------
Balance, December 31,
 1996................... 6,354     8,080    31,592        (4,299)          (23)        35,350
  Net income............   --        --     12,323           --            --          12,323
  Dividends.............   --        --    (15,849)          --            --         (15,849)
  Issuance of shares for
   notes receivable.....   149     4,235       --         (4,115)          --             120
  Purchase of shares
   from shareholders....   (65)   (5,721)      --          1,823           --          (3,898)
  Foreign currency
   translation
   adjustment...........   --        --        --            --            (40)           (40)
                         -----   -------  --------       -------          ----       --------
Balance, December 31,
 1997................... 6,438     6,594    28,066        (6,591)          (63)        28,006
  Net income............   --        --      4,746           --            --           4,746
  Dividends.............   --        --     (6,314)          --            --          (6,314)
  Issuance of shares for
   notes receivable.....    32     3,012       --         (3,012)          --             --
  Purchase of shares
   from shareholders....  (175)   (9,606)   (7,503)        4,027           --         (13,082)
  Foreign currency
   translation
   adjustment...........   --        --        --            --             19             19
                         -----   -------  --------       -------          ----       --------
Balance, December 31,
 1998................... 6,295   $   --   $ 18,995       $(5,576)         $(44)      $ 13,375
                         =====   =======  ========       =======          ====       ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      For the year ended
                                                         December 31,
                                                  ----------------------------
                                                    1998      1997      1996
                                                  --------  --------  --------
Cash flows from operating activities:
  Net income..................................... $  4,746  $ 12,323  $  4,343
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................   10,914     9,275     9,475
    Minority interest in income/(loss)...........        2        35      (215)
    Increase (decrease) from changes in:
      Accounts receivable--members...............   (3,775)   (1,253)   (6,914)
      Other receivables..........................   (8,282)   (4,243)   (4,204)
      Receivable from affiliates, net............   (1,858)   (1,745)    1,288
      Inventories................................   (2,334)     (875)   (1,205)
      Prepaid expenses...........................   (2,153)   (1,200)      930
      Licenses, deposits and other assets........    2,736    (5,160)    2,413
      Accounts payable...........................    5,181    (2,640)      770
      Accrued expenses...........................   (4,962)   33,692     8,882
      Other liabilities..........................    3,616     6,766     4,177
      Deferred revenue...........................    8,780     6,857     9,932
                                                  --------  --------  --------
        Net cash provided by operating
         activities..............................   12,611    51,832    29,672
                                                  --------  --------  --------
Cash flows from investing activities:
  Acquisition of property and equipment..........  (26,220)  (13,758)   (9,970)
  Acquisition of leasehold rights................   (1,759)   (4,730)   (3,571)
  Issuance of note receivable from shareholders..      --        --    (29,000)
                                                  --------  --------  --------
        Net cash used in investing activities....  (27,979)  (18,488)  (42,541)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from notes payable
        Other....................................   65,500    12,053    57,732
  Payments on notes payable
        Shareholders.............................      (31)      (29)      (26)
        Other....................................  (43,910)  (12,018)  (34,717)
        Capital leases...........................   (2,070)   (1,713)   (1,160)
  Purchase of common stock.......................  (13,082)   (1,447)      --
  Proceeds from issuance of common stock to
   shareholders..................................      --        120       --
  Dividends paid.................................   (6,314)  (15,849)   (9,133)
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................       93   (18,883)   12,696
    Effect of exchange rate changes on cash and
     cash equivalents............................      (10)      (14)      119
                                                  --------  --------  --------
    Net increase (decrease) in cash and cash
     equivalents.................................  (15,285)   14,447       (54)
Cash and cash equivalents, beginning of period...   16,738     2,291     2,345
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $  1,453  $ 16,738  $  2,291
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies:

 Organization

  The consolidated financial statements include the accounts of American Golf Corporation ("AGC" or "the Company"), a California subchapter S Corporation, and its majority-owned subsidiaries, American Golf of Atlanta ("Atlanta"), a Georgia general partnership, American Golf of Detroit ("Detroit"), a Michigan general partnership, American Golf (UK) Limited ("AG(UK)"), a United Kingdom limited liability company, and CW Golf Partners ("CWP"), a California limited partnership (collectively, the "Company"). AGC was formed in 1973 for the purpose of operating public and private golf and tennis facilities on leased premises. At December 31, 1998 and 1997, 71% and 70%, respectively, of the Company was owned by David G. Price and Dallas P. Price ("The Prices"). The following table lists AGC's majority-owned subsidiaries and selected information:

                                         AGC
   Entity              Formation Date Ownership            Purpose
   ------              -------------- ---------            -------
                                                Operate four courses in
   Atlanta............ June 1986         65%    Atlanta, Georgia.
                                                Operate four courses in
   Detroit............ December 1990     80%    Detroit, Michigan.
                                                Operate courses in the United
   AG(UK)............. August 1993       75%    Kingdom.
                                                Operate one course in Los
   CWP................ September 1993    75%    Angeles, California.

  The remaining 25% interest in AG(UK) is owned by European Golf Corporation, an affiliate of AGC.

  The term "affiliate", as used in these financial statements, refers to any entity in which The Prices have a controlling interest.

  At December 31, 1998, the Company leases 125 golf courses from National Golf Properties, Inc. ("NGP"). David G. Price, Chairman of the Board of Directors of NGP, and Dallas P. Price each own 2.8% of NGP's outstanding stock and 17% of the common units of National Golf Operating Partnership, L.P.

  On July 30, 1996, NGP purchased 20 golf courses from Golf Enterprises Inc. for a purchase price of $58 million. All of the courses acquired were leased to the Company on a triple net basis. NGP receives minimum annual base rent for these related golf courses equal to 10% of its investment. The minimum base rent will be adjusted in specific years based on increases in the CPI. Additionally, a percentage rent feature allows NGP to participate in any growth in revenues.

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

  Revenue from membership dues are generally billed monthly and recognized in the month earned. The monthly dues are structured to cover the club operating costs and membership services. Initiation fee deposits are generally refundable in 30 years. Accordingly, the difference between the amount of the deposits and the net present value of the future obligation is recognized as revenue on a straight-line basis over the expected average life of active membership, unless uncertainty surrounding collectibility exists for initiation fee deposits paid either on terms or an installment basis. In addition, related incremental direct costs (primarily commissions and percentage rent) are recorded in the same manner as the revenues are recognized.

  The initiation fee deposit liability accretes over 30 years using the interest method. The accretion is recorded to interest expense in the accompanying consolidated statements of operations and comprehensive income. As of December 31, 1998, there are no initiation fee deposits that are contractually due and payable during the next five years.

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

 Impairment of Long-Lived and Intangible Assets

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. The Company periodically assesses whether there has been an impairment in the value of long-lived assets and certain identifiable intangibles by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flow from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no impairment has occurred.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

 Stock-Based Employee Compensation Awards

  SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123 and detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

 Comprehensive Income

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or shareholders' equity. Comprehensive income includes foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per account. At various times throughout the year and as of December 31, 1998, the Company had cash in financial institutions which was in excess of the FDIC insurance limit.

  Concentration of credit risk with respect to trade receivables, which consists primarily of membership dues and charges, is limited due to the large number of club members comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 1998, the Company had no significant concentration of credit risk.

 Fair Value of Financial Instruments

  To meet the reporting requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is materially different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Advertising

  The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1998, 1997 and 1996 were approximately $7,375,000, $5,627,000 and $5,531,000, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

 Foreign Currency Translation

  The Company translates foreign currency financial statements by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the average exchange rate for the year. Translation gains and losses are recorded in shareholders' equity and as a component of other comprehensive income. Realized gains and losses are included in operations. The effect of realized gains and losses is not material to the consolidated financial statements.

(2) Change in Accounting Policy:

  Based on recent Securities and Exchange Commission pronouncements the Company changed its accounting policy for member initiation fees to defer such revenues and recognize them on a straight-line basis over the expected average life of active membership. The Company previously recognized as revenue the difference between the amount of the fees and the net present value of the future obligation at the time of sale, unless for initiation fees paid either on terms or an installment basis uncertainty surrounding collectibility existed. In addition to the deferral of member initiation fees, the Company has deferred the related incremental direct costs (primarily commissions and percentage rent) and is recording such costs in the same manner as the revenues are recognized. As noted below, this change in accounting policy resulted in a reduction to previously reported revenues, net income and retained earnings. The deferred member initiation fees and related incremental direct costs will be recognized in future periods over the expected average life of active membership. Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to reflect this change for all periods presented. The impact of the restatement is a reduction as summarized below:

                                                      1998     1997      1996
                                                    --------  -------  --------
                                                          (In thousands)
   Total revenues.................................. ($10,422) ($8,101) ($11,824)
   Net income......................................   (8,780)  (6,857)   (9,932)

  In addition, this change resulted in a decrease in retained earnings of $49,952,000, $41,172,000 and $34,315,000 as of December 31, 1998, 1997 and
1996, respectively.

(3) Receivables from Affiliates, net:

  The receivables from affiliates are uncollateralized and due within one year.

(4) Property, Equipment and Capital Leases:

  Property, equipment and capital leases consist of the following:

                            Estimated
                             Useful     December 31,
                              Lives   ------------------
                             (Years)    1998      1997
                            --------- --------  --------
                                        (In thousands)
   Golf course
    improvements...........   10-20   $ 71,848  $ 58,038
   Buildings...............   15-30     43,242    38,411
   Furniture, fixtures,
    machinery and
    equipment..............    3-7      31,108    27,627
   Equipment under capital
    leases.................    3-7       9,299     7,515
                                      --------  --------
                                       155,497   131,591
   Less: Accumulated
    depreciation...........            (52,687)  (44,378)
                                      --------  --------
                                       102,810    87,213
   Construction-in-
    progress...............              3,124       384
                                      --------  --------
                                      $105,934  $ 87,597
                                      ========  ========

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

  Equipment under capital leases includes golf carts, turf and maintenance equipment, computers, and other office equipment.

  No interest was capitalized for the year ended December 31, 1998. Interest capitalized for the years ended December 31, 1997 and 1996 was approximately $177,000 and $347,000, respectively.


(5) Note Receivable from Shareholders:

  During 1996, the Company loaned $29 million to The Prices. The note is due in 2004. The note bears interest at 9.35% and is payable semi-annually.

(6) State Income Taxes:

  The Company has elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. Accordingly, corporate income is taxed directly to the shareholders for federal income tax reporting purposes. The Company therefore has no provision in its consolidated financial statements for federal income taxes. The following is the provision for state franchise and income taxes for the years ended December 31, 1998, 1997 and 1996:

                                                                  December 31,
                                                                 --------------
                                                                 1998 1997 1996
                                                                 ---- ---- ----
                                                                 (In thousands)
   Current...................................................... $--  $270 $--
   Deferred.....................................................  270  155  223
                                                                 ---- ---- ----
     Total provision for state income taxes..................... $270 $425 $223
                                                                 ==== ==== ====

(7) Notes Payable--Shareholders:

  The notes are due in 2007 and bear interest at 8%. Interest expense to the shareholders for the years ended December 31, 1998, 1997 and 1996 was approximately $35,000, $37,000 and $40,000, respectively.

  Annual maturities on the notes payable to shareholders are as follows:

     Year ended December 31,                                          Amount
     -----------------------                                      --------------
                                                                  (In thousands)
       1999.....................................................      $  33
       2000.....................................................         36
       2001.....................................................         39
       2002.....................................................         43
       2003.....................................................         46
       Thereafter...............................................        225
                                                                      -----
                                                                      $ 422
                                                                      =====

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(8) Notes Payable--Others:

  Notes payable to others consist of the following:

                                                           December 31,
                                                  -------------------------------
                                                       1998            1997
                                                  --------------- ---------------
                                                           (In thousands)
                                                           Long-           Long-
                          Interest    Interest    Current  Term   Current  Term
Type of Collateral          Rate      Payments    Portion Portion Portion Portion Maturity
------------------        --------- ------------- ------- ------- ------- ------- --------
Uncollateralized note...     9.0%      Monthly    $  --   $   --   $  7   $   --   4/1998
Collateralized note.....   9%-23%      Monthly        18      --    133        16  4/1999
Uncollateralized line of
 credit.................  Reference    Monthly       --    22,000   --        --   1/2001
Collateralized note.....     9.5%     Quarterly       80    2,326   --      2,380 12/2001
Uncollateralized note...     6.1%     Annually       817    1,634   --      2,451  1/2002
Uncollateralized note...     8.3%     Quarterly       46      133    42       178  6/2002
Collateralized note.....     9.4%   Semi-Annually    660   40,840   --     41,500  7/2004
Collateralized note.....     8.0%      Monthly       281    4,115   237     4,426  9/2009
Collateralized note.....     9.5%      Monthly       262    4,520   223     4,808  1/2010
Collateralized note.....     9.2%      Monthly       145    3,540   --      3,429 11/2012
                                                  ------  -------  ----   -------
                                                  $2,309  $79,108  $642   $59,188
                                                  ======  =======  ====   =======

At December 31, 1998 and 1997, the bank prime and reference rate was 7.75% and 8.50%, respectively.

  Annual maturities on notes payable to others are as follows:

     Year ended December 31,                                          Amount
     -----------------------                                      --------------
                                                                  (In thousands)
       1999.....................................................     $ 2,309
       2000.....................................................       4,907
       2001.....................................................       5,292
       2002.....................................................       4,844
       2003.....................................................       5,308
       Thereafter...............................................      58,757
                                                                     -------
                                                                     $81,417
                                                                     =======

  The note agreements and credit facilities contain, among other covenants, working capital maintenance, fixed charge and debt to net worth ratios, minimum tangible net worth amounts, and certain restrictions regarding indebtedness to others.

  On December 31, 1997, the Company entered into a $40 million revolving credit facility and a $13.5 million standby letter of credit facility with a commercial bank that bears interest at prime or a LIBOR based rate. Letters of credit issued under these credit facilities are charged a 1.0% annual letter of credit fee. The $40 million revolving credit facility is used to finance working capital requirements and expires on January 2, 2001. At December 31, 1998, there was $22 million outstanding and $2.5 million in standby letters of credit outstanding under the $40 million revolving credit facility. The $13.5 million standby letter of credit facility, which expires on January 2, 2001, supports outstanding letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC.

  In December 1996, the Company placed $41.5 million of fixed rate senior collateralized notes due 2004 with a group of institutional investors. The net proceeds from the private placement were used to repay bank debt and provide a $29 million loan to The Prices.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

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

(9) Notes Payable--Capital Leases:

  Future minimum payments, by year and in the aggregate, under capital leases with initial remaining terms of one year or more consist of the following at December 31, 1998:

   Year ended December 31,                                           Amount
   -----------------------                                        -------------
                                                                  (In thousands)
      1999.......................................................    $2,733
      2000.......................................................     1,317
      2001.......................................................       408
      2002.......................................................       124
      2003.......................................................        18
      Thereafter ................................................         8
                                                                     ------
    Total minimum lease payments.................................     4,608
    Amount representing interest.................................       429
                                                                     ------
    Present value of net minimum lease payments..................     4,179
    Current portion..............................................     2,446
                                                                     ------
    Long-term portion............................................    $1,733
                                                                     ======

(10) Employee Benefit Plans:

 1994 Equity Participation Plan

  In 1994, the Company established the 1994 Equity Participation Plan, as amended (the "1994 Plan"). Under the 1994 Plan, 1,200,000 shares may be awarded to key employees as either nonqualified stock options, performance awards, or the right to purchase common stock. There were 162,928 and 280,484 shares available under the 1994 Plan as of December 31, 1998 and 1997, respectively. In 1998, the Company issued 31,700 shares of common stock at $95.00 per share and received a note totaling $3,012,000. The Company also repurchased 175,307 shares of common stock issued under the 1994 Plan at prices ranging from $80.55 to $95.00 per share. As part of the repurchase, notes receivable totaling $4,026,000 were paid off. In 1997, the Company issued 149,264 shares of common stock at prices ranging from $22.05 to $43.12 per share and received notes receivable totaling $4,115,000. The Company also repurchased 65,236 shares of common stock issued under the 1994 Plan at prices ranging from $87.05 to $88.06 per share. As part of the repurchase, notes receivable totaling $1,823,000 were paid off.

  Stock options granted vest over a three to five year period and are subject to continued employment and the Company achieving certain financial performance targets. The fair value of stock options granted is estimated using the minimum value pricing method with the following assumptions: (i) risk-free interest rate of 7.0%,

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(ii) expected option life of seven years, (iii) forfeiture rate of zero, (iv) no expected volatility and (v) dividend yield of 5%.

  The summary of the status of the Company's stock options as of December 31, 1998, 1997 and 1996, and the activity with executives, key employees and members of the AGC Board of Directors during the years then ended is presented below:

                                1998              1997              1996
                          ----------------- ----------------- ----------------
                                   Weighted          Weighted         Weighted
                                   Average           Average          Average
                          Number    Option  Number    Option  Number   Option
                            of     Exercise   of     Exercise   of    Exercise
                          Shares    Price   Shares    Price   Shares   Price
                          -------  -------- -------  -------- ------- --------
Outstanding at beginning
 of year................. 440,424   $26.60  350,595   $22.05  350,595  $22.05
Granted--price equals
 fair value.............. 297,111    87.12   15,821    22.05      --      --
Granted--price greater
 than fair value.........     --       --    95,127    43.12      --      --
Exercised................  (9,395)   22.05      --       --       --      --
Canceled................. (47,265)   28.77  (21,119)   22.05      --      --
                          -------   ------  -------   ------  -------  ------
Options outstanding at
 year end................ 680,875   $53.04  440,424   $26.60  350,595  $22.05
                          =======   ======  =======   ======  =======  ======
Options exercisable at
 year end................ 347,516           290,314               --
                          =======           =======           =======

  The following table summarizes information about stock options outstanding at December 31, 1998:

                        Options Outstanding         Options Exercisable
                 --------------------------------- ---------------------
                    Number     Weighted               Number
                 Outstanding    Average   Weighted Outstanding  Weighted
                      at       Remaining  Average       at      Average
      Exercise   December 31, Contractual Exercise December 31, Exercise
       price         1998        Life      Price       1998      Price
      --------   ------------ ----------- -------- ------------ --------
          22.05    303,722        3.1      $22.05    291,065     $22.05
          43.12    123,597        4.3       43.12     56,451      43.12
          95.00    253,556        6.0       95.00        --       95.00
                   -------                           -------
                   680,875                           347,516
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

                                                           For the year ended
                                                              December 31,
                                                          ---------------------
                                                           1998   1997    1996
                                                          ------ ------- ------
                                                              (In thousands)
   Net income--as reported............................... $4,746 $12,323 $4,343
                                                          ====== ======= ======
   Net income--pro forma................................. $4,746 $12,301 $4,343
                                                          ====== ======= ======

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

  In 1995, performance awards were granted to key members of management who were not awarded the right to purchase common stock or nonqualified stock options. The 1994 Plan provides that holders of performance awards have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on the Company's earnings). All performance awards were scheduled to mature on December 31, 1998. In 1998, the Company granted the holders of performance awards the right to receive, as a prepayment, a portion of their appreciation in share value based on the 1997 share price, payable in 1999, and extend the maturity date of the performance shares to December 31, 1999. The appreciation in share value, less the prepayment, is payable in three equal annual installments, beginning in early 2000. Performance awards vest based on achieving certain earnings targets of the Company and are subject to continued employment. Performance awards outstanding totaled 191,884 and 180,567 as of December 31, 1998 and 1997, respectively. For the year ended December 31, 1998, no compensation expense was recorded with respect to the performance awards as management determined that the accrual recorded in 1997 is adequate based on earnings estimates of the Company for the year ended December 31, 1999. For the year ended December 31, 1997 compensation expense recorded was $17,500,000. For the year ended December 31, 1996 no compensation expense was recorded with respect to the performance awards as the minimum vesting targets had not been achieved.

 Share Appreciation Plan

  The Company has a long-term share appreciation plan (phantom stock plan) for key members of management. The plan is administered by the AGC Board of Directors and provides that the participants have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on cash flow) at a date five years following the date of grant. The appreciation in share value is payable 50% after the exercise period, and the remainder, with interest, in three equal installments, on the last day of the succeeding three years. There were 76,000 and 125,000 outstanding share appreciation rights as of December 31, 1998 and 1997, respectively. There was no share appreciation expense for the years ended December 31, 1998 and 1997. The share appreciation expense for the year ended December 31, 1996 was approximately $620,000. The Company does not intend to grant any additional share appreciation rights.

 401(k) Employee Savings Plan

  The Company has a 401(k) Employee Savings Plan available to all employees who have earned one year of vesting service and are at least 21 years of age. Participants may contribute from 1% to 10% of their earnings, in whole percentages, on a before-tax basis. The Company contributes to participants' accounts based on the amount the participant elects to defer and a matching contribution equal to $0.50 on each dollar contributed by a participant up to 3% of the participant's gross pay. The Company's expense for the plan for the years ended December 31, 1998, 1997 and 1996 was approximately $947,000, $796,000 and $635,000, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(11) Commitments and Contingencies:

  The Company is the lessee under long-term operating leases for golf courses and equipment. At December 31, 1998, future minimum rental payments required pursuant to the terms of all lease obligations are as follows:

                                                   Related  Unrelated
   Year ended December 31,                         Parties   Parties    Total
   -----------------------                         -------- --------- ----------
                                                           (In thousands)
     1999........................................  $ 77,768 $ 39,464  $  117,232
     2000........................................    77,768   35,641     113,409
     2001........................................    77,768   31,402     109,170
     2002........................................    77,768   27,721     105,489
     2003........................................    77,768   25,407     103,175
     Thereafter..................................   586,081  330,260     916,341
                                                   -------- --------  ----------
                                                   $974,921 $489,895  $1,464,816
                                                   ======== ========  ==========

  In addition to minimum rental payments, certain leases require payment of the excess of various percentages of gross revenue over the minimum rental payments. During the years ended December 31, 1998, 1997 and 1996, percentage rentals paid to unrelated parties were approximately $9,572,000, $10,179,000 and $9,430,000, respectively.

  Under the terms of certain leases, the Company is committed to make improvements at golf courses. At December 31, 1998, approximately $6,681,000 of such improvements remain to be made.

  At December 31, 1998, the Company was contingently liable for outstanding letters of credit in the amount of approximately $16,010,000.

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

(12) Related Party Transactions:

  The Company rents golf and tennis facilities from The Prices and related entities in which they have a controlling interest. Rent expense paid to The Prices and related entities was approximately $80,027,000, $71,434,000 and $58,643,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company recorded net management fees from related entities in the amount of approximately $1,504,000, $2,610,000 and $1,332,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company has accumulated costs in other receivables relating to construction in progress at certain golf and tennis facilities owned by NGP. Periodically, substantially all of these costs are reimbursed by NGP. At December 31, 1998, 1997 and 1996, these accumulated costs amounted to approximately $8,855,000, $9,057,000 and $6,456,000, respectively.

  The Company earns interest on receivables from affiliates at a prime based rate. Interest income from affiliates was approximately $247,000, $587,000 and $818,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(13) Statement of Cash Flows--Supplemental Disclosures:

  Interest paid for the years ended December 31, 1998, 1997 and 1996 was approximately $6,815,000, $5,192,000 and $1,950,000, respectively.

  State income taxes paid for the years ended December 31, 1998, 1997 and 1996 were approximately $259,000, $38,000 and $223,000, respectively.

(14) Shareholders' Equity:

  As discussed in Note 10 to the consolidated financial statements, the Company has issued 298,525 shares of common stock to key employees for notes receivable with a balance at December 31, 1998 and 1997 of $5,576,000 and $6,591,000, respectively. The notes receivable bear interest ranging from six to seven percent and the principal is due in 2004. The notes are collateralized by the common stock issued and are shown on the consolidated balance sheets as a reduction in shareholders' equity. Interest income accrued on the notes receivable was approximately $425,000, $491,000 and $300,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Interest is paid with proceeds from shareholder distributions and, if necessary, a portion of their annual bonus. To the extent these amounts are insufficient to cover the current year interest, the unpaid interest may be added to the principal of the note. No amounts were added to principal for the years ended December 31, 1998, 1997 and 1996.

(15) Subsequent Event (Unaudited)

  On March 31, 1999, Golf Acquisitions, LLC ("Golf Acquisitions"), a new limited liability company formed by a subsidiary of AGC and a subsidiary of ClubCorp International ("ClubCorp"), purchased the Meditrust Corporation ("Meditrust") subsidiaries comprising the "Cobblestone Golf Group" for approximately $391.3 million in cash and assumed debt. Upon the closing of the stock purchase, AGC and ClubCorp divided the Cobblestone portfolio of 48 golf courses with AGC allocated 24 owned, leased and managed golf courses. Concurrently with closing its purchase, the Company and Golf Acquisitions sold to NGP its interest in 20 of the golf courses. The Company has entered into agreements to lease or sublease 18 of the Cobblestone courses from NGP. In connection with this transaction, the Company temporarily increased its revolving credit facility to $50 million. The additional $10 million available under the revolving credit facility is to be used solely for costs and working capital requirements related to the Cobblestone Golf Group acquisition, and expires on May 31, 1999.

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

             Signature                           Title                  Date
             ---------                           -----                  ----

       /s/ David G. Price            Chairman of the Board         March 31, 1999
____________________________________
           David G. Price

      /s/ James M. Stanich           President and Director        March 31, 1999
____________________________________  (Principal Executive
          James M. Stanich            Officer)

       /s/ Neil M. Miller            Vice President--Finance       March 31, 1999
____________________________________
           Neil M. Miller

      /s/ William C. Regan           Vice President--Controller    March 31, 1999
____________________________________  and Treasurer
          William C. Regan

     /s/ Richard A. Archer           Director                      March 31, 1999
____________________________________
         Richard A. Archer

    /s/ John C. Cushman, III         Director                      March 31, 1999
____________________________________
        John C. Cushman, III

        /s/ Bruce Karatz             Director                      March 31, 1999
____________________________________
            Bruce Karatz

      /s/ Charles S. Paul            Director                      March 31, 1999
____________________________________
          Charles S. Paul

      /s/ Edward R. Sause            Director                      March 31, 1999
____________________________________
          Edward R. Sause