Form 10-Q
period 1999-03-31
NATIONAL GOLF PROPERTIES INC
filed 1999-05-17
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

12,635,145 shares of common stock, $.01 par value, as of May 7, 1999

                         NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                 Page
                                                                                 ----
Part I.         Financial Information

    Item 1.     Financial Statements

                Consolidated Balance Sheets of National Golf Properties,
                Inc. as of March 31, 1999 and December 31, 1998                    3

                Consolidated Statements of Operations of National Golf
                Properties, Inc. for the three months ended March 31,
                1999 and 1998                                                      4

                Consolidated Statements of Cash Flows of National Golf
                Properties, Inc. for the three months ended March 31,
                1999 and 1998                                                      5

                Notes to Consolidated Financial Statements                         6

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                               12

    Item 3.     Quantitative and Qualitative Disclosures About Market Risk        18

Part II.        Other Information                                                 19

                Exhibit Index                                                     21

                         Part I. Financial Information

Item 1.  Financial Statements

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                  (Unaudited, in thousands, except share data)

                                                                           March 31,            December 31,
                                                                             1999                   1998
                                                                           ---------              ---------
ASSETS
Property:
  Land                                                                     $  99,583              $  77,317
  Buildings                                                                  261,329                202,920
  Ground improvements                                                        427,707                332,066
  Furniture, fixtures and equipment                                           50,683                 39,341
  Construction in progress                                                    13,502                 11,374
                                                                           ---------              ---------
                                                                             852,804                663,018
  Less:  accumulated depreciation                                           (128,199)              (121,095)
                                                                           ---------              ---------
       Net property                                                          724,605                541,923
Cash and cash equivalents                                                      1,627                  1,711
Investments                                                                      200                  1,295
Mortgage notes receivable                                                     27,855                 24,849
Investment in joint venture                                                    7,537                  7,630
Due from affiliate                                                             1,663                    958
Other assets, net                                                             19,427                 18,929
                                                                           ---------              ---------
       Total assets                                                        $ 782,914              $ 597,295
                                                                           =========              =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                              $ 462,874              $ 283,405
Accounts payable and other liabilities                                        24,645                 15,011
                                                                           ---------              ---------
       Total liabilities                                                     487,519                298,416
                                                                           ---------              ---------

Minority interest                                                            164,766                166,655
                                                                           ---------              ---------

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares
 authorized - none issued                                                          -                      -
Common stock, $.01 par value, 40,000,000 shares authorized,
 12,635,145 and 12,519,745 shares issued and outstanding at
 March 31, 1999 and December 31, 1998, respectively                              126                    125
Additional paid in capital                                                   135,823                135,205
Unamortized restricted stock compensation                                     (5,320)                (3,106)
                                                                           ---------              ---------
       Total stockholders' equity                                            130,629                132,224
                                                                           ---------              ---------
       Total liabilities and
         Stockholders' equity                                              $ 782,914              $ 597,295
                                                                           =========              =========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                                  For the three      For the three
                                                                   months ended       months ended
                                                                  March 31, 1999     March 31, 1998
                                                                    -----------       -----------
Revenues:
  Rent from affiliates                                              $    19,671       $    18,986
  Rent                                                                      836               823
  Equity in income from joint venture                                       105                89
                                                                    -----------       -----------
     Total revenues                                                      20,612            19,898
                                                                    -----------       -----------
Expenses:
  General and administrative                                              1,379             1,390
  Depreciation and amortization                                           7,350             6,582
                                                                    -----------       -----------
     Total expenses                                                       8,729             7,972
                                                                    -----------       -----------

  Operating income                                                       11,883            11,926

Other income (expense):
  Interest income                                                           543               102
  Other income                                                               12               345
  Interest expense                                                       (5,692)           (5,393)
                                                                    -----------       -----------
Income before provision for taxes and
 minority interest                                                        6,746             6,980
Provision for taxes                                                         (57)              (58)
                                                                    -----------       -----------
Income before minority interest                                           6,689             6,922
Income applicable to minority interest                                   (3,775)           (3,211)
                                                                    -----------       -----------

Net income                                                          $     2,914       $     3,711
                                                                    ===========       ===========

Basic earnings per share                                            $      0.23       $      0.30
Weighted average number of shares                                        12,622            12,458

Diluted earnings per share                                          $      0.23       $      0.29
Weighted average number of shares                                        12,687            12,586

Distribution declared per common share outstanding                  $      0.44       $      0.43

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                                        For the three            For the three
                                                                         months ended             months ended
                                                                        March 31, 1999           March 31, 1998
                                                                        --------------           --------------
Cash flows from operating activities:
  Net income                                                               $   2,914                $  3,711
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation and amortization                                             7,350                   6,582
     Amortization of restricted stock                                            389                     509
     Minority interest in earnings                                             3,775                   3,211
     Distributions from joint venture, net
      of equity in income                                                         93                     106

     Changes in assets and liabilities:
       Other assets                                                            1,433                  (1,607)
       Accounts payable and other liabilities                                  4,586                   4,666
       Due from/to affiliate                                                    (705)                   (209)
                                                                           ---------                --------
          Net cash provided by operating activities                           19,835                  16,969
                                                                           ---------                --------

Cash flows from investing activities:
  Purchase of available-for-sale securities                                   (1,953)                 (1,814)
  Proceeds from sale of available-for-sale securities                          3,049                   1,827
  Investment in joint venture                                                      -                       2
  Proceeds from short-term investment                                              -                     215
  Issuance of mortgage note receivable                                       (12,655)                      -
  Proceeds from mortgage notes receivable                                      9,649                       -
  Loan costs on mortgage note issued                                             (14)                      -
  Purchase of property and related assets                                   (181,176)                 (4,581)
                                                                           ---------                --------
          Net cash used by investing activities                             (183,100)                 (4,351)
                                                                           ---------                --------

Cash flows from financing activities:
  Principal payments on notes payable                                       (108,114)                (71,074)
  Proceeds from notes payable                                                281,975                   7,000
  Loan costs                                                                    (125)                      -
  Proceeds from Preferred Units, net of offering expenses                          -                  58,492
  Proceeds from stock options exercised                                          416                     412
  Cash distributions                                                          (5,553)                 (5,365)
  Limited partners' cash distributions                                        (5,418)                 (3,781)
                                                                           ---------                --------
          Net cash provided (used) by financing activities                   163,181                 (14,316)
                                                                           ---------                --------

Net decrease in cash                                                             (84)                 (1,698)
Cash and cash equivalents at beginning of period                               1,711                   1,698
                                                                           ---------                --------
Cash and cash equivalents at end of period                                 $   1,627                $      -
                                                                           =========                ========

Supplemental cash flow information:
  Interest paid                                                            $   2,504                $  2,499
  Taxes paid                                                                      83                      42

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"), pursuant to its 59.1% ownership of the common units of partnership interest in the Operating Partnership ("Common Units"). The Operating Partnership has an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options. The incremental shares for the three months ended March 31, 1999 and 1998 were 64,291 and 128,017, respectively.

     The accompanying consolidated balance sheets reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' interest in the net assets of the Company after giving effect to their exchange rights of Common Units into the Company's common stock. GAAP requires the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of the Operating Partnership. The reallocation at March 31, 1999 and December 31, 1998 was approximately $78.4 million and $78.6 million, respectively.

     In May 1998, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board (the "FASB") issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provides that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. This statement applies to all contingent rental income effective with the second quarter of 1998. On a quarterly basis, there is a material impact to the Company's earnings per share, financial condition, and results of operations. Contingent rent not recorded in the first, second or third quarters will be recognized in the fourth quarter. Therefore, on an annual basis, there will be no impact to the Company's earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company has continued to account for contingent rent in accordance with Issue No. 98-9. As a result of EITF 98-9, no percentage rent was recognized in the first quarter of 1999.


(2)  Property
     --------

     During the three months ended March 31, 1999, the Company purchased two golf courses, excluding the Acquired Cobblestone Courses, described below, for an initial investment of approximately $10.7 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC"), a related party, pursuant to long-term triple net leases.


        Acquisition                                                                                                  Initial
           Date                    Course Name                                 Location                             Investment
        -----------                -----------                                 --------                            ------------
                                                                                                                  (in thousands)
          1/6/99                   Beaver Brook Country Club                   Clinton,
                                                                               New Jersey                            $ 8,181

                                   The Classic Golf Club                       Spanaway,
                                                                               Washington                              2,475
                                                                                                                     -------

                                   Total Initial Investment                                                          $10,656
                                                                                                                     =======


     On March 31, 1999, the Company purchased fee interests in 15 golf courses and long-term leasehold interests in five golf courses and made a participating mortgage loan collateralized by an additional golf course (collectively, the "Acquired Cobblestone Courses") previously owned by subsidiaries of Meditrust Corporation and Meditrust Operating Company (collectively, "Meditrust") comprising the "Cobblestone Golf Group" for an aggregate initial investment of approximately $184.3 million, which investment was financed by approximately $178.7 million of cash and approximately $5.6 million of assumed notes. The Company's acquisition of interests in these golf courses was part of a larger transaction in which a subsidiary of AGC and a subsidiary of ClubCorp International ("ClubCorp") formed Golf Acquisitions, L.L.C., a new limited liability company ("Golf Acquisitions"), to purchase from Meditrust the subsidiaries comprising the Cobblestone Golf Group. Golf Acquisitions closed this purchase on March 31, 1999, and immediately thereafter sold interests in 23 golf courses to subsidiaries of ClubCorp, sold interests in the Acquired Cobblestone Courses to the Company and sold to AGC short-term interests in three golf course facilities and a portion of the personal property assets related to the Acquired Cobblestone Courses. Three of the Acquired Cobblestone Courses are leasehold interests in the golf courses at Carmel Mountain Ranch Country Club and Sweetwater Country Club, in which the Company already owned the fee interest and had previously leased such properties to a subsidiary of Meditrust.

     Concurrently with closing its purchase of the Acquired Cobblestone Courses, the Company entered into agreements to lease or sublease 18 of the Acquired Cobblestone Courses to AGC and two of the Acquired Cobblestone Courses to Golf Enterprises, Inc. AGC also entered into a separate agreement to lease the golf course which collateralizes the Company's participating mortgage loan to a subsidiary of Golf Acquisitions.


(3)  Treasury Lock Swap Transactions
     -------------------------------

     On June 15, 1998, in anticipation of the Operating Partnership placing $100 million of fixed-rate, ten-year notes or some similar security, the Operating Partnership entered into a $100 million treasury lock swap transaction with a financial institution in order to hedge its exposure to interest rate fluctuations. The treasury lock matures on May 3, 1999. Under this agreement, the Operating Partnership pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the principal of $100 million. The realized gain or loss on the transaction at the settlement date will be recorded on the balance sheet and amortized to interest expense over the period of the related notes, if issued. If the notes or similar securities are not issued, the realized gain or loss on the transaction at the settlement date will be recorded in the statement of operations. At March 31, 1999, the treasury lock rate was higher than the market rate. Therefore, the Operating Partnership has an unrealized loss of approximately $4.7 million. This amount has been recorded in the consolidated balance sheet as other assets, with a corresponding amount recorded as other liabilities.

(4)  Notes Payable
     -------------

     On March 31, 1999, the Company entered into a new $300 million unsecured revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent. Advances under the credit facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. The amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the new facility as of March 31, 1999 will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The credit facility terminates on March 31, 2002, but may be extended by the Company for an additional year if approved by all of the lenders under the credit facility. The credit facility replaces the Company's previous $100 million credit facility, which has been terminated. There were outstanding advances of approximately $256.5 million under this credit facility as of March 31, 1999.

     The new facility requires that the Company use its best efforts to obtain certain modifications of the covenants applicable to its $175 million fixed-rate unsecured senior notes by June 7, 1999. The Company is currently exploring various alternatives in the event it cannot obtain such modifications. The Company has a commitment from The First National Bank of Chicago, subject to certain conditions, to provide financing to prepay the senior notes, including a make-whole premium and certain other fees. If such senior notes were required to be prepaid, the Company would incur an extraordinary charge. Alternatively, the Company could attempt to refinance or modify the new credit facility. The Company cannot predict at this time whether it will obtain such covenant modifications or make any such alternative arrangements, and, accordingly, cannot predict the resulting impact on its financial condition or results of operations.

(5)  Pro Forma Financial Information
     -------------------------------

     The pro forma financial information set forth below is presented as if the 1999 acquisitions (Note 2) had been consummated as of January 1, 1998.

     The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1998, nor does it purport to represent the results of operations for future periods.


                                                                                         For the three
                (In thousands, except per share amounts)                            months ended March 31,
                ----------------------------------------                            ----------------------
                                                                               1999                         1998
                                                                               ----                         ----
                Revenues from rental property                                 $24,436                      $23,987
                Net income                                                    $ 2,498                      $ 2,977
                Basic earnings per share                                      $  0.20                      $  0.24
                Diluted earnings per share                                    $  0.20                      $  0.24

     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation and amortization expense and (ii) an increase in interest expense.

(6)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the three months ended March 31, 1999 include approximately $5.6 million of assumed notes as partial consideration for the Acquired Cobblestone Courses and approximately $7.4 million in costs related to the Acquired Cobblestone Courses and the new credit facility accrued but not paid.

(7)  Other Data
     ----------

     AGC is the lessee of all but four of the golf course properties in the Company's portfolio at March 31, 1999. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.8% of the Company's outstanding common stock and approximately 16% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                                      March 31,                   December 31,
                                                                        1999                          1998
                                                                     ----------                  -------------
                                                                                  (In thousands)
Current assets                                                         $ 88,472                      $ 82,809
Non-current assets                                                      169,044                       163,629
                                                                       --------                      --------

  Total assets                                                         $257,516                      $246,438
                                                                       ========                      ========

Current liabilities                                                    $ 91,720                      $ 84,893
Long-term liabilities                                                   157,289                       147,667
Minority interest                                                           164                           503
Shareholders' equity                                                      8,343                        13,375
                                                                       --------                      --------

Total liabilities and shareholders' equity                             $257,516                      $246,438
                                                                       ========                      ========


                                                                     For the three months ended
                                                                              March 31,
                                                            --------------------------------------------
                                                              1999                                1998
                                                              ----                                ----
                                                                           (In thousands)
Total revenues                                               $123,461                            $105,365
                                                             ========                            ========

Net loss                                                     $ (5,074)                           $ (6,225)
                                                             ========                            ========


     Total revenues from golf course operations and management agreements for AGC increased by $18.1 million, or 17.2%, to $123.5 million for the three months ended March 31, 1999 compared to $105.4 million for the three months ended March 31, 1998. The increase in revenues was primarily attributable to the addition of 48 leased courses and three management courses.

     Net loss decreased by $1.1 million to a net loss of $5.1 million for the three months ended March 31, 1999 compared to a net loss of $6.2 million for the corresponding three months of 1998. The decrease in net loss was primarily due to favorable weather conditions in the sun belt states during the first quarter of 1999 compared to the first quarter of 1998. In addition, while the new acquisitions contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation.

(8)  Subsequent Events
     -----------------

     On April 12, 1999, the Board of Directors declared a distribution of $0.44 per share for the quarter ended March 31, 1999 to stockholders of record on April 30, 1999, which distribution will be paid on May 14, 1999.

     On April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of $2,344,940.

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

The discussion of the results of operations compares the three months ended March 31, 1999 with the three months ended March 31, 1998.

Results of Operations
---------------------

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

Net income decreased by $797,000 to $2,914,000 for the three months ended March 31, 1999 compared to $3,711,000 for the three months ended March 31, 1998. The decrease was primarily attributable to: (i) an increase in depreciation and amortization expense of approximately $768,000; (ii) a decrease in other income of approximately $333,000; (iii) an increase in interest expense of approximately $299,000; and (iv) an increase in income applicable to minority interest of approximately $564,000, which was offset by (i) an increase in rent revenue of approximately $698,000; and (ii) an increase in interest income of approximately $441,000;

The increase in rent revenue was primarily attributable to: (i) the acquisition of nine golf course properties subsequent to March 31, 1998, excluding the Acquired Cobblestone Courses, which accounted for approximately $1,298,000 of the increase; and (ii) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1997, which accounted for approximately $624,000 of the increase, which was offset by a decrease in percentage rents under the leases with respect to the golf course properties owned at December 31, 1997 of approximately $1,224,000 due to EITF 98-9. As a result of EITF 98-9, no percentage rent was recognized in the first quarter of 1999. Otherwise, the Company would have recorded percentage rent in the first quarter of approximately $1,633,000.

The increase in depreciation and amortization expense was due to the acquisition of nine golf course properties subsequent to March 31, 1998, excluding the Acquired Cobblestone Courses.

The increase in interest income was primarily due to the participating mortgage loan of approximately $22.6 million made during the third quarter 1998. During March 1999, there was a pay down of approximately $9.6 million on the participating mortgage loan. The decrease in other income was primarily due to the decrease in excess land sales. The increase in interest expense was primarily due to the increase in outstanding advances under the Company's credit facility. The increase in income applicable to minority interest was primarily due to income allocated to holders of 8% Series A Cumulative Redeemable Preferred Units ("Preferred Units"), representing a limited partnership interest in the Operating Partnership.

Liquidity and Capital Resources
-------------------------------

At March 31, 1999, the Company had approximately $1.8 million in cash and investments, mortgage notes receivable of approximately $27.9 million, mortgage indebtedness of approximately $31 million and unsecured indebtedness of approximately $431.9 million. The $462.9 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.5%. Of the $462.9 million of debt, $201.1 million is fixed rate debt and is payable either quarterly or semi-annually and matures between 2000 and 2014.

In order to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect funds from operations and will influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the leases with respect to the golf courses; (iii) any payment to the Company of percentage rent under the leases with respect to the golf courses; and (iv) increase in preferred distributions resulting from the issuance of Preferred Units. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly.

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses acquired through May 7, 1999, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $38 million, of which approximately $30.8 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the leases, the Company's investment in such improvements. Any subsequent capital improvements are the responsibility of the lessees.

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

The Company borrowed approximately $256.5 million under the new facility on March 31, 1999, of which $160 million was used to pay the remaining aggregate initial investment for the Acquired Cobblestone Courses, $93.5 million was used to repay all outstanding indebtedness under the previous credit facility, and $3 million was used for general partnership purposes. The new facility requires that the Company use its best efforts to obtain certain modifications of the covenants applicable to its $175 million fixed-rate unsecured senior notes by June 7, 1999. The Company is currently exploring various alternatives in the event it cannot obtain such modifications. The Company has a commitment from The First National Bank of Chicago, subject to certain conditions, to provide financing to prepay the senior notes, including a make-whole premium and certain other fees. If such senior notes were required to be prepaid, the Company would incur an extraordinary charge. Alternatively, the Company could attempt to refinance or modify the new credit facility. The Company cannot predict at this time whether it will obtain such covenant modifications or make any such alternative arrangements, and, accordingly, cannot predict the resulting impact on its financial condition or results of operations.

For the period January 1, 1999 through May 7, 1999, the Company purchased interests in 22 golf courses for an aggregate initial investment of approximately $182.3 million and made one participating mortgage loan of approximately $12.7 million, which investments were financed by $23.4 million of cash from operations, $166 million of advances under the Company's credit facility, and approximately $5.6 million of assumed notes. In addition, the Company has five golf courses under sale contract for an aggregate price of approximately $18 million.

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

The Company has replaced all its personal computers and most of its software with computers and software that are Year 2000 compliant. The Company plans to install the remaining software by the end of the second quarter in 1999. The Company also has replaced its computer servers and plans to upgrade its computer software by the end of the second quarter of 1999. The Company has spent approximately $71,000 to replace such computer equipment through March 31, 1999 and anticipates spending an additional $29,000 before the end of 1999 on additional replacement equipment and software upgrades. The Company has determined that most of the other office equipment that the Company uses also is Year 2000 compliant. This has been confirmed in writing with third party vendors. The Company will continue to conduct ongoing testing of its computers, software and other equipment which has not yet been tested or replaced to ensure Year 2000 compliance.

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

Despite the Company's efforts to identify and resolve Year 2000 compliance problems, the Company cannot guarantee that all of the Company's systems will be Year 2000 compliant or that other companies on which the Company relies will be timely converted. As a result, the Company's operations could be interrupted or otherwise adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business operations. Such failures could have a material adverse effect on the Company's financial condition and results of operations. However, the Company believes that, at worst, it might cease receiving percentage rents on a temporary basis. This would result from the Company's tenants having to use a manual system to prepare their accounting records and, as a consequence, it would take additional time for the Company's tenants to gather financial performance information from its golf courses and calculate the percentage rent amounts. This temporary reduction in rent revenue could cause price fluctuations in the Company's common stock.

The forward-looking statements regarding Year 2000 involve risks and uncertainties, which reflect the Company's management's best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed above.

Other Data
----------

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on GAAP which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the three months ended March 31, 1999 and 1998.

                                                           Three months ended
                                                               March 31,
                                                               ---------
                                                             (In thousands)
                                                       1999                  1998
                                                  --------------        ---------------

Net income                                            $ 2,914                $ 3,711
Distributions - Preferred Units                        (1,500)                  (360)
Minority interest                                       3,775                  3,211
Depreciation and amortization                           7,440                  6,687
Excess land sales                                          (9)                  (342)
Amortization - loan costs                                (113)                   (59)
Depreciation - corporate                                  (18)                   (16)
                                                      -------                -------
Funds from operations                                  12,489                 12,832

Company's share of funds from operations                56.73%                 53.61%
                                                      -------                -------

Company's funds from operations                       $ 7,085                $ 6,879
                                                      =======                =======

As a result of EITF 98-9, no percentage rent was recognized in the first quarter of 1999. Otherwise, the Company would have recorded percentage rent in the first quarter of approximately $1,633,000. The additional rent would have increased funds from operations for the three months ended March 31, 1999 from approximately $12,489,000 to approximately $14,122,000.

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

New Pronouncements Issued But Not Yet Effective
-----------------------------------------------

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. The Company has not determined when it will implement SFAS 133, however, there is no material impact anticipated to the Company's financial condition or results of operation. However, there could be a material impact on comprehensive income.

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

  The following table sets forth the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") at March 31, 1999 (dollars in thousands):

                                              For the Year Ended December 31,
                                 -----------------------------------------------------
                                  1999       2000        2001         2002       2003     Thereafter      Total        FV
                                 ------     ------     -------     --------     ------    ----------    ---------    ------
Long term debt:
 Fixed rate..................    $5,318     $8,561     $26,037     $  7,172     $7,743      $146,233     $201,064    $209,970
 Average interest rate             8.34%      7.72%       7.09%        8.39%      8.39%         8.35%        8.13%
 Variable rate  .............       112        163         181      256,676(1)     223         4,455      261,810     261,810
 Average interest rate            10.45%     10.45%      10.45%        8.75%     10.45%        10.45%        8.78%
                                 ------     ------     -------     --------     ------      --------     --------    -------
  Total debt  ...............    $5,430     $8,724     $26,218     $263,848     $7,966      $150,688     $462,874    $471,780
                                 ======     ======     =======     ========     ======      ========     ========    =======

(1) At March 31, 1999, there were outstanding advances of approximately $256.5 million under the credit facility. The initial rate of interest for such advances was the alternate base rate plus 1%. However, the Company intends to have most of its advances under the credit facility incur a rate of interest of LIBOR plus the applicable LIBOR spread which is currently 2.25%.

  In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would have an approximate $2.6 million increase in interest expense based on approximately $261.8 million outstanding at March 31, 1999.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)10.1 Asset Purchase Agreement dated as of March 30, 1999 by and among National Golf Properties, Inc., National Golf Operating Partnership, L.P., American Golf Corporation and Golf Acquisitions, L.L.C. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 15, 1999)

   10.2 $300,000,000 Revolving Credit Agreement dated as of March 29, 1999 among National Golf Operating Partnership, L.P., National Golf Properties, Inc., First Chicago Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, The First National Bank of Chicago, Merrill Lynch Capital Corporation, and the several other lenders from time to time parties hereto

   10.3 $150,000,000 note dated as of March 31, 1999 between National Golf Operating Partnership, L.P. and Merrill Lynch Capital Corporation

   10.4 $150,000,000 note dated as of March 31, 1999 between National Golf Operating Partnership, L.P. and The First National Bank of Chicago

   10.5 Guaranty dated as of March 31, 1999, between National Golf Properties, Inc. and The First National Bank of Chicago and the lenders under the Revolving Credit Agreement

   10.6 $200,000,000 Commitment Letter dated as of March 31, 1999 among National Golf Operating Partnership, L.P., The First National Bank of Chicago and First Chicago Capital Markets, Inc.

   27     Financial Data Schedule

(b)       None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        National Golf Properties, Inc.

Date:  May 13, 1999                         By:  /s/ William C. Regan
                                                 --------------------
                                                 William C. Regan
                                                 Vice President - Controller
                                                 and Treasurer

                                 EXHIBIT INDEX

                                                                                          Sequentially
Exhibit                                                                                     Numbered
Number            Description                                                                 Page
------            -----------                                                             --------------
 10.1             Asset Purchase Agreement dated as of March 30, 1999 by and among National Golf Properties, Inc., National Golf
                  Operating Partnership, L.P., American Golf Corporation and
                  Golf Acquisitions, L.L.C. (incorporated by reference to
                  Exhibit 2.1 to the Company's Current Report on Form 8-K
                  filed on April 15, 1999)

 10.2             $300,000,000 Revolving Credit Agreement dated as of March
                  29, 1999 among National Golf Operating Partnership, L.P.,
                  National Golf Properties, Inc., First Chicago Capital
                  Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, The First National Bank of Chicago, Merrill
                  Lynch Capital Corporation, and the several other lenders from time to time parties hereto

 10.3 $150,000,000 note dated as of March 31, 1999 between National Golf Operating Partnership, L.P. and Merrill Lynch
                  Capital Corporation

 10.4 $150,000,000 note dated as of March 31, 1999 between National Golf Operating Partnership, L.P. and The First
                  National Bank of Chicago

 10.5             Guaranty dated as of March 31, 1999, between National Golf
                  Properties, Inc. and The First National Bank of Chicago and the lenders under the Revolving Credit Agreement

 10.6 $200,000,000 Commitment Letter dated as of March 31, 1999 among National Golf Operating Partnership, L.P., The First
                  National Bank of Chicago and First Chicago Capital Markets,
                  Inc.

 27               Financial Data Schedule