Form 10-Q
period 1999-06-30
NATIONAL GOLF PROPERTIES INC
filed 1999-08-13
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No___
                                         ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,637,045 shares of common stock, $.01 par value, as of August 4, 1999

                         NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                                       Page
                                                                                       ----
Part I.            Financial Information

  Item 1.          Financial Statements

                   Consolidated Balance Sheets of National Golf Properties,
                   Inc. as of June 30, 1999 and December 31, 1998                        3

                   Consolidated Statements of Operations of National Golf
                   Properties, Inc. for the three months ended June 30,
                   1999 and 1998                                                         4

                   Consolidated Statements of Operations of National Golf
                   Properties, Inc. for the six months ended June 30, 1999
                   and 1998                                                              5

                   Consolidated Statements of Cash Flows of National Golf
                   Properties, Inc. for the six months ended June 30, 1999
                   and 1998                                                              6

                   Notes to Consolidated Financial Statements                            7

  Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                  13

  Item 3.          Quantitative and Qualitative Disclosures About Market
                   Risk                                                                 19

Part II.           Other Information                                                    20

                   Exhibit Index                                                        23

                         Part I. Financial Information

Item 1.  Financial Statements

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                  (Unaudited, in thousands, except share data)


                                                                        June 30,               December 31,
                                                                         1999                      1998
                                                                    -------------             ---------------
ASSETS
Property:
  Land                                                                 $  99,416                $  77,317
  Buildings                                                              261,095                  202,920
  Ground improvements                                                    426,972                  332,066
  Furniture, fixtures and equipment                                       50,559                   39,341
  Construction in progress                                                13,702                   11,374
                                                                       ---------                ---------
                                                                         851,744                  663,018
  Less:  accumulated depreciation                                       (136,991)                (121,095)
                                                                       ---------                ---------
       Net property                                                      714,753                  541,923
Cash and cash equivalents                                                  1,296                    1,711
Investments                                                                  200                    1,295
Mortgage notes receivable                                                 27,855                   24,849
Investment in joint venture                                                7,447                    7,630
Due from affiliate                                                           532                      958
Other assets, net                                                         19,433                   18,929
                                                                       ---------                ---------
       Total assets                                                    $ 771,516                $ 597,295
                                                                       =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                          $ 469,321                $ 283,405
Accounts payable and other liabilities                                    12,875                   15,011
                                                                       ---------                ---------
       Total liabilities                                                 482,196                  298,416
                                                                       ---------                ---------

Minority interest                                                        161,437                  166,655
                                                                       ---------                ---------

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares
 authorized - none issued                                                      -                        -

Common stock, $.01 par value, 40,000,000 shares authorized,
 12,636,545 and   12,519,745 shares issued and outstanding at
 June 30, 1999 and December 31, 1998,   respectively                         126                      125

Additional paid in capital                                               132,688                  135,205
Unamortized restricted stock compensation                                 (4,931)                  (3,106)
                                                                       ---------                ---------
       Total stockholders' equity                                        127,883                  132,224
                                                                       ---------                ---------
       Total liabilities and
         Stockholders' equity                                          $ 771,516                $ 597,295
                                                                       =========                =========


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                                     For the three          For the three
                                                                     months ended           months ended
                                                                     June 30, 1999          June 30, 1998
                                                                     -------------          -------------
Revenues:
  Rent from affiliates                                                $    25,464              $ 17,873
  Rent                                                                        294                   823
  Equity in income from joint venture                                         107                   101
  Gain on sale of property                                                    359                     -
                                                                      -----------              --------
     Total revenues                                                        26,224                18,797
                                                                      -----------              --------

Expenses:
  General and administrative                                                1,247                 1,134
  Depreciation and amortization                                             9,545                 6,502
                                                                      -----------              --------
     Total expenses                                                        10,792                 7,636
                                                                      -----------              --------

  Operating income                                                         15,432                11,161

Other income (expense):
  Interest income from affiliates                                             280                     -
  Interest income                                                             220                   105
  Gain on property condemnation                                                 -                   993
  Other income                                                                239                     1
  Treasury lock settlement                                                 (2,016)                    -
  Interest expense                                                         (9,629)               (4,531)
                                                                      -----------              --------
Income before provision for taxes and
 minority interest                                                          4,526                 7,729
Provision for taxes                                                           (58)                  (58)
                                                                      -----------              --------
Income before minority interest                                             4,468                 7,671
Income applicable to minority interest                                     (2,927)               (4,167)
                                                                      -----------              --------

Net income                                                            $     1,541              $  3,504
                                                                      ===========              ========


Basic earnings per share                                              $      0.12              $   0.28
Weighted average number of shares                                          12,636                12,504

Diluted earnings per share                                            $      0.12              $   0.28
Weighted average number of shares                                          12,696                12,619

Distribution declared per common share outstanding                    $      0.44              $   0.43


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                                     For the six              For the six
                                                                     months ended             months ended
                                                                     June 30, 1999            June 30, 1998
                                                                    ---------------          ---------------
Revenues:
  Rent from affiliates                                               $      45,135               $   36,859
  Rent                                                                       1,130                    1,646
  Equity in income from joint venture                                          212                      190
  Gain on sale of property                                                     359                        -
                                                                     -------------               ----------
     Total revenues                                                         46,836                   38,695
                                                                     -------------               ----------

Expenses:
  General and administrative                                                 2,626                    2,524
  Depreciation and amortization                                             16,895                   13,084
                                                                     -------------               ----------
     Total expenses                                                         19,521                   15,608
                                                                     -------------               ----------

  Operating income                                                          27,315                   23,087

Other income (expense):
  Interest income from affiliates                                              280                        -
  Interest income                                                              763                      207
  Gain on property condemnation                                                  -                      993
  Other income                                                                 251                      346
  Treasury lock settlement                                                  (2,016)                       -
  Interest expense                                                         (15,321)                  (9,924)
                                                                     -------------               ----------
Income before provision for taxes and
 minority interest                                                          11,272                   14,709
Provision for taxes                                                           (115)                    (116)
                                                                     -------------               ----------
Income before minority interest                                             11,157                   14,593
Income applicable to minority interest                                      (6,702)                  (7,378)
                                                                     -------------               ----------

Net income                                                           $       4,455               $    7,215
                                                                     =============               ==========


Basic earnings per share                                             $        0.35               $     0.58
Weighted average number of shares                                           12,629                   12,481

Diluted earnings per share                                           $        0.35               $     0.57
Weighted average number of shares                                           12,691                   12,597

Distribution declared per common share outstanding                   $        0.88               $     0.86


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                                                  For the six         For the six
                                                                                  months ended        months ended
                                                                                 June 30, 1999       June 30, 1998
                                                                                 --------------      --------------
Cash flows from operating activities:
  Net income                                                                         $   4,455            $  7,215
  Adjustments to reconcile net income to net     cash provided by
   operating activities:
     Depreciation and amortization                                                      16,895              13,084
     Amortization of loan costs                                                            449                   -
     Amortization of restricted stock                                                      778                 942
     Minority interest in earnings                                                       6,702               7,378
     Distributions from joint venture, net       of equity in income
                                                                                           150                 198
     Gain on property condemnation                                                           -                (993)
     Gain on sale of property                                                             (359)                  -
     Straight-line rents                                                                (1,130)                  -
     Other                                                                               2,345                   -
     Changes in assets and liabilities:
       Other assets                                                                     (2,531)             (2,322)
       Accounts payable and other liabilities                                            4,582                (117)
       Due from/to affiliate                                                            (1,633)              1,205
                                                                                     ---------            --------
          Net cash provided by operating activities                                     30,703              26,590
                                                                                     ---------            --------

Cash flows from investing activities:
  Purchase of available-for-sale securities                                             (1,953)             (2,709)
  Proceeds from sale of available-for-sale securities                                    3,049               2,727
  Investment in joint venture                                                                -                   2
  Proceeds from short-term investment                                                        -                 366
  Treasury lock settlement                                                              (2,016)                  -
  Issuance of mortgage note receivable                                                 (12,655)                  -
  Proceeds from mortgage notes receivable                                                9,649                   -
  Loan costs on mortgage note issued                                                       (63)                  -
  Purchase of property and related assets                                             (184,234)             (6,320)
  Proceeds from sale of property and related assets                                      2,834               1,305
                                                                                     ---------            --------
          Net cash used by investing activities                                       (185,389)             (4,629)
                                                                                     ---------            --------

Cash flows from financing activities:
  Principal payments on notes payable                                                 (127,099)            (96,498)
  Proceeds from notes payable                                                          307,350              20,500
  Loan costs                                                                            (4,500)                (15)
  Proceeds from Preferred Units, net of offering expenses                                    -              73,012
  Proceeds from stock options exercised                                                    444               1,053
  Cash distributions                                                                   (11,112)            (10,744)
  Limited partners' cash distributions                                                 (10,812)             (7,945)
                                                                                     ---------            --------
          Net cash provided (used) by financing activities                             154,271             (20,637)
                                                                                     ---------            --------

Net increase (decrease) in cash                                                           (415)              1,324
Cash and cash equivalents at beginning of period                                         1,711               1,698
                                                                                     ---------            --------
Cash and cash equivalents at end of period                                           $   1,296            $  3,022
                                                                                     =========            ========

Supplemental cash flow information:
  Interest paid                                                                      $  13,594            $ 10,440
  Taxes paid                                                                               101                 132

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

     The accompanying consolidated financial statements for the three and six months ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options. The incremental shares for the three months ended June 30, 1999 and 1998 were 59,783 and 114,635, respectively. The incremental shares for the six months ended June 30, 1999 and 1998 were 61,878 and 116,015, respectively.

     The accompanying consolidated balance sheets reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' interest in the net assets of the Company after giving effect to their exchange rights of Common Units into the Company's common stock. GAAP requires the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of the Operating Partnership. The reallocation at June 30, 1999 and December 31, 1998 was approximately $77.5 million and $78.6 million, respectively.

     In May 1998, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provides that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. This statement applies to all contingent rental income effective with the second quarter of 1998. On a quarterly basis, there is a material impact to the Company's earnings per share, financial condition, and results of operations. Contingent rent not recorded in the first, second or third quarters will be recognized in the fourth quarter. Therefore, on an annual basis, there will be no impact to the Company's earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company has continued to account for contingent rent in accordance with Issue No. 98-9. As a result of EITF 98-9, no percentage rent was recognized in the first and second quarters of 1999.


(2)  Property Acquisitions and Sales
     -------------------------------

     During the six months ended June 30, 1999, the Company purchased two golf courses, excluding the Acquired Cobblestone Courses, described below, for an initial investment of approximately $10.7 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC"), a related party, pursuant to long-term triple net leases.


        Acquisition                                                                              Initial
           Date            Course Name                             Location                     Investment
        -----------        -----------                             --------                     ----------
                                                                                              (In thousands)

          1/6/99           Beaver Brook Country Club               Clinton,
                                                                   New Jersey                     $ 8,181

          1/6/99           The Classic Golf Club                   Spanaway,
                                                                   Washington                       2,475
                                                                                                  -------

                           Total Initial Investment                                               $10,656
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

     On May 25, 1999, the Company sold Sugar Ridge Golf Course in Lawrenceburg, Indiana for approximately $3 million. The Company recognized a gain of approximately $359,000.


(3)  Treasury Lock Swap Transactions
     -------------------------------

     On June 15, 1998, in anticipation of the Operating Partnership placing $100 million of fixed-rate, ten-year notes or some similar security, the Operating Partnership entered into a $100 million treasury lock swap transaction with a financial institution in order to hedge its exposure to interest rate fluctuations. Under this agreement, the Operating Partnership pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the principal of $100 million. At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the statement of operations.


(4)  Notes Payable
     -------------

     On March 31, 1999, the Company entered into a new $300 million unsecured revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent. Advances under the credit facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. The amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the new facility will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The credit facility terminates on March 31, 2002, but may be extended by the Company for an additional year if approved by all of the lenders under the credit facility. The credit facility replaces the Company's previous $100 million credit facility, which has been terminated. There were outstanding advances of $265 million under this credit facility as of June 30, 1999.

(5)  Lease Rental Agreements
     -----------------------

     For the leases of the Acquired Cobblestone Courses, the base rent generates an initial return on the Operating Partnership's investment of 8.75% and will step-up on a sequential basis each year to 9.25%, 9.75%, 10.25%, 10.75%, 11.25%, and finally to 11.75% in 2005. GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be straight-lined. For the three months ended June 30, 1999, the straight-lining of rent resulted in additional rent revenue of approximately $1,130,000.


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

                                                                    For the six
(In thousands, except per share amounts)                        Months ended June 30,
----------------------------------------                        ---------------------
                                                           1999                         1998
                                                           ----                         ----

Revenues from rental property                            $49,022                      $46,860
Net income                                               $ 3,268                      $ 5,298
Basic earnings per share                                 $  0.26                      $  0.42
Diluted earnings per share                               $  0.26                      $  0.42


     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation and amortization expense and (ii) an increase in interest expense.


(7)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the six months ended June 30, 1999 include approximately $5.6 million of assumed notes as partial consideration for the Acquired Cobblestone Courses and approximately $2.1 million in capital improvements accrued but not paid.

     Non-cash transactions for the six months ended June 30, 1998 include approximately $3.9 million in capital improvements accrued but not paid.

(8)  Other Data
     ----------

     AGC is the lessee of all but four of the golf courses in the Company's portfolio at June 30, 1999. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.8% of the Company's outstanding common stock and approximately 16% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:


                                                                         June 30,              December 31,
                                                                           1999                    1998
                                                                      -------------          ----------------
                                                                                   (In thousands)

Current assets                                                           $ 93,005                $ 82,809
Non-current assets                                                        179,876                 163,629
                                                                         --------                --------

  Total assets                                                           $272,881                $246,438
                                                                         ========                ========

Current liabilities                                                      $111,532                $ 84,893
Long-term liabilities                                                     137,076                 147,667
Minority interest                                                             487                     503
Shareholders' equity                                                       23,786                  13,375
                                                                         --------                --------

Total liabilities and shareholders' equity                               $272,881                $246,438
                                                                         ========                ========

                                                                              For the six months ended
                                                                                     June 30,
                                                                         --------------------------------
                                                                           1999                   1998
                                                                           ----                   ----
                                                                                   (In thousands)
Total revenues                                                           $324,941                $272,250
                                                                         ========                ========

Net income                                                               $ 10,529                $  5,512
                                                                         ========                ========


     Total revenues from golf course operations and management agreements for AGC increased by $52.6 million, or 19.3%, to $324.9 million for the six months ended June 30, 1999 compared to $272.3 million for the six months ended June 30, 1998. The increase in revenues was primarily attributable to the addition of 42 leased courses and one management course.

     Net income increased by $5 million to $10.5 million for the six months ended June 30, 1999 compared to $5.5 million for the corresponding six months of 1998. The increase in net income was primarily due to favorable weather conditions in the sun belt states during the first half of 1999 compared to the first half of 1998 and the addition of the above acquisitions.


(9)  Subsequent Events
     -----------------

     On July 28, 1999, the Operating Partnership completed the private placement of 1,400,000 9.3% Series B Cumulative Redeemable Preferred Units ("Series B Preferred Units"), representing limited partnership interests in the Operating Partnership, to institutional investors in exchange for a contribution to the Operating Partnership of $35 million. The Operating Partnership used the proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

     On July 30, 1999, the Company amended its $300 million unsecured revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent. The amended credit facility splits the $300 million revolving credit facility into (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "New Credit Facility"). Advances under the New Credit Facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the Revolver will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver terminates on March 29, 2002, but may be extended by the Company for an additional year if approved by a specified number of the lenders under the New Credit Facility. The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004. The New Credit Facility eliminates the requirement under the old facility for the Company to obtain certain modifications of the covenants applicable to its $175 million fixed-rate unsecured senior notes.

     On August 4, 1999, the Board of Directors declared a distribution of $0.44 per share for the quarter ended June 30, 1999 to stockholders of record on July 30, 1999, which distribution will be paid on August 13, 1999.

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

The discussion of the results of operations compares the three months ended June 30, 1999 with the three months ended June 30, 1998 and the six months ended June 30, 1999 with the six months ended June 30, 1998.

Results of Operations
---------------------

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

Net income decreased by $1,963,000 to $1,541,000 for the three months ended June 30, 1999 compared to $3,504,000 for the three months ended June 30, 1998. The decrease was primarily attributable to: (i) an increase in depreciation and amortization expense of approximately $3,043,000; (ii) an increase in treasury lock settlement of approximately $2,016,000; and (iii) an increase in interest expense of approximately $5,098,000, which was offset by an increase in rent revenue of approximately $7,062,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 28 golf course properties subsequent to June 30, 1998, which accounted for approximately $6,367,000 of the increase; and (ii) the increase in base rents under the leases with respect to the golf course properties owned at March 31, 1998, which accounted for approximately $684,000 of the increase. As a result of EITF 98-9, no percentage rent was recognized in the second quarter of 1999 or 1998.

The increase in depreciation and amortization expense was primarily due to the acquisition of 28 golf course properties subsequent to June 30, 1998.

At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the statement of operations. The increase in interest expense was primarily due to the increase in outstanding advances under the Company's credit facility. On March 31, 1999, the Company's $100 million credit facility was terminated and replaced with a $300 million credit facility.

Comparison of the six months ended June 30, 1999 to the six months ended June 30 1998

Net income decreased by $2,760,000 to $4,455,000 for the six months ended June 30, 1999 compared to $7,215,000 for the six months ended June 30, 1998. The decrease was primarily attributable to: (i) an increase in depreciation and amortization expense of approximately $3,811,000; (ii) an increase in treasury lock settlement of approximately $2,016,000; and (iii) an increase in interest expense of approximately $5,397,000, which was offset by an increase in rent revenue of approximately $7,760,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 28 golf course properties subsequent to June 30, 1998, which accounted for approximately $7,619,000 of the increase; (ii) a full six months rent on one golf course property acquired in the first six months of 1998 which accounted for approximately $57,000 of the increase; and (iii) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1997, which accounted for approximately $1,308,000 of the increase, which was offset by a decrease in percentage rents under the leases with respect to the golf course properties owned at December 31, 1997 of approximately $1,224,000 due to EITF 98-9. As a result of EITF 98-9, no percentage rent was recognized in the first and second quarters of 1999. Otherwise, the Company would have recorded percentage rent in the first and second quarters of 1999 of approximately $3,488,000 and in the second quarter of 1998 of approximately $1,808,000.

The increase in depreciation and amortization expense was primarily due to the acquisition of 28 golf course properties subsequent to June 30, 1998.

At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the statement of operations. The increase in interest expense was primarily due to the increase in outstanding advances under the Company's credit facility. On March 31, 1999, the Company's $100 million credit facility was terminated and replaced with a $300 million credit facility.


Liquidity and Capital Resources
-------------------------------

At June 30, 1999, the Company had approximately $1.5 million in cash and investments, mortgage notes receivable of approximately $27.9 million, mortgage indebtedness of approximately $30.9 million and unsecured indebtedness of approximately $438.4 million. The $469.3 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 7.6%. Of the $469.3 million of debt, $199 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2000 and 2008.

In order to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect funds from operations and will influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the leases with respect to the golf courses; (iii) any payment to the Company of percentage rent under the leases with respect to the golf courses; and (iv) increase in preferred distributions resulting from the issuance of cumulative redeemable preferred units, representing a limited partnership interest in the Operating Partnership. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly.

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses acquired through August 4, 1999, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $35.9 million, of which approximately $28.6 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the leases, the Company's investment in such improvements. Any subsequent capital improvements are the responsibility of the lessees.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or Common Units as consideration for such purchases.

On July 30, 1999, the Company amended its $300 million unsecured revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent. The amended credit facility splits the $300 million revolving credit facility into (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "New Credit Facility"). Advances under the New Credit Facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the Revolver will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver terminates on March 29, 2002, but may be extended by the Company for an additional year if approved by a specified number of the lenders under the New Credit Facility. The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004. The New Credit Facility eliminates the requirement under the old facility for the Company to obtain certain modifications of the covenants applicable to its $175 million fixed-rate unsecured senior notes.

On July 28, 1999, the Operating Partnership completed a private placement of 1,400,000 Series B Preferred Units to institutional investors in exchange for a contribution to the Operating Partnership of $35 million. The Series B Preferred Units, which may be called by the Operating Partnership at par on or after July 28, 2004, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 9.3%. The Series B Preferred Units are not convertible into common stock, but are convertible into preferred stock of the Company under certain circumstances. The Operating Partnership used the proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

For the period January 1, 1999 through August 4, 1999, the Company purchased interests in 22 golf courses for an aggregate initial investment of approximately $182.3 million and made one participating mortgage loan of approximately $12.7 million, which investments were financed by $23.4 million of cash from operations, $166 million of advances under the Company's credit facility, and approximately $5.6 million of assumed notes. In addition, the Company has two golf courses under purchase contract for an aggregate initial investment of approximately $12.4 million. Also, the Company has one golf course under sale contract for a price of approximately $1.9 million.

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

The Company has replaced all its personal computers and software with computers and software that are Year 2000 compliant. The Company also has replaced its computer servers and all its critical software. The Company plans to upgrade its remaining non-critical software by the end of the third quarter of 1999.
The Company has spent approximately $71,000 to replace such computer equipment and software through August 4, 1999 and anticipates spending an additional $15,000 before the end of 1999 on additional software upgrades. The Company has determined that most of the other office equipment that the Company uses also is Year 2000 compliant. This has been confirmed in writing with third party vendors. The Company will continue to conduct ongoing testing of its software and other equipment which has not yet been tested or replaced to ensure Year 2000 compliance.

The Company has sent written requests to all its tenants to determine their Year 2000 compliance. AGC has informed the Company that its Year 2000 compliance project is progressing as planned and is expected to be completed by September 1999. The Company will continue to monitor its largest tenant, AGC, to ensure their Year 2000 compliance.

The Company has sent written requests to its key service providers to determine their Year 2000 compliance. The Company will follow up with those key service providers who have not returned the Year 2000 questionnaires or who are still working on their Year 2000 compliance.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the six months ended June 30, 1999 and 1998.

                                                                            Six months ended
                                                                                 June 30,
                                                                                 --------
                                                                             (In thousands)

                                                                         1999                  1998
                                                                     -----------           ------------

Net income                                                              $ 4,455                $ 7,215
Distributions  Preferred Units                                           (3,000)                (1,797)
Minority interest                                                         6,702                  7,378
Depreciation and amortization                                            17,075                 13,282
Gain on property condemnation                                                 -                   (993)
Gain on sale of property                                                   (359)                     -
Treasury lock                                                             2,016                      -
Straight-line rents                                                      (1,130)                     -
Excess land sales                                                          (248)                  (342)
Amortization - loan costs                                                     -                   (119)
Depreciation  corporate                                                     (37)                   (33)
                                                                        -------                -------
Funds from operations                                                    25,474                 24,591

Company's share of funds from operations                                   55.8%                  56.6%
                                                                        -------                -------

Company's funds from operations                                         $14,214                $13,919
                                                                        =======                =======

As a result of EITF 98-9, no percentage rent was recognized in the first and second quarters of 1999. Otherwise, the Company would have recorded percentage rent in the first and second quarters of approximately $3,488,000. The additional rent would have increased funds from operations for the six months ended June 30, 1999 from approximately $25,474,000 to approximately $28,962,000.

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

Item 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary market risk exposure is interest rate risk. The Company has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable rate exposure is kept at an acceptable level, (2) using interest rate fixing strategies where appropriate to fix rates on anticipated debt transactions, and (3) taking advantage of favorable market conditions for long-term debt and/or equity.

  The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") at June 30, 1999 (dollars in thousands):

                                              For the Year Ended December 31,
                                 -------------------------------------------------------
                                  1999       2000        2001         2002         2003     Thereafter     Total          FV
                                 ------     ------     -------    -----------     ------    ----------    ---------    ---------
Long term debt:
 Fixed rate..................    $3,220     $8,561     $26,037    $     7,172     $7,743      $146,290     $199,023     $207,312
 Average interest rate             8.29%      7.72%       7.09%          8.39%      8.39%         8.35%        8.13%
 Variable rate  .............        75        163         181        265,201  (1)   223         4,455      270,298      270,298
 Average interest rate            10.45%     10.45%      10.45%          7.22%     10.45%        10.45%        7.28%
                                 ------     ------     -------    -----------     ------      --------     --------
  Total debt  ...............    $3,295     $8,724     $26,218    $   272,373     $7,966      $150,745     $469,321     $477,610
                                 ======     ======     =======    ===========     ======      ========     ========     ========

(1)At June 30, 1999, there were outstanding advances of $265 million under the credit facility.

  In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would have an approximate $2.7 million increase in interest expense based on approximately $270.3 million outstanding at June 30, 1999.

  The estimated fair value of the Company's long-term debt is estimated based on discounted cash flows at interest rates that the Company's management believes reflects the risks associated with long-term debt of similar risk and duration.

                          Part II.  Other Information

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of stockholders of the Company was held on June 30, 1999. The matter voted upon at the meeting was the election of three directors to serve until the 2002 annual meeting of stockholders and until their successors are elected and have qualified.

          The results of the voting for election of Mr. John C. Cushman, III, Mr. Charles S. Paul and Mr. Edward R. Sause to the Board of Directors are as follows:

                                                                      Authority
Director                                   Shares Cast For            Withheld
--------                                   ---------------            ---------


Mr. John C. Cushman, III                     11,505,390                135,145
Mr. Charles S. Paul                          11,508,744                131,791
Mr. Edward R. Sause                          11,505,902                134,633

          In addition to the above directors, the following directors will continue in office:

                                             Term
     Name                                   Expires
     ----                                   -------

Mr. Richard A. Archer                         2000
Mr. Bruce Karatz                              2001
Mr. David G. Price                            2000
Mr. James M. Stanich                          2001

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

(a)3.1    Articles Supplementary of the Registrant

 10.1                Third Amended and Restated Agreement of Limited Partnership of National
                     Golf Operating Partnership, L.P., dated as of July 28, 1999

 10.2                Amended and Restated Registration Rights Agreement, dated as of July
                     28, 1999, by and among National Golf Properties, Inc., National Golf
                     Operating Partnership, L.P. and the unit holders named therein

 10.3                Contribution Agreement, dated as of July 28, 1999, between Belcrest
                     Realty Corporation, Belair Real Estate Corporation, National Golf
                     Operating Partnership, L.P. and National Golf Properties, Inc.

 10.4                Amended and Restated Credit Agreement, dated as of July 30, 1999 among
                     National Golf Operating Partnership, L.P., National Golf Properties,
                     Inc., The First National Bank of Chicago, Merrill Lynch Capital
                     Corporation, ING (U.S.) Capital LLC, Union Bank of California, N.A.,
                     Banc One Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith
                     Incorporated, and the several other lenders from time to time parties hereto

 10.5                Amended and Restated Guaranty, dated as of July 30, 1999 between
                     National Golf Properties, Inc., and The First National Bank of Chicago
                     and the lenders under the Amended and Restated Credit Agreement

27                   Financial Data Schedule

(b)                  None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       National Golf Properties, Inc.


Date:  August 13, 1999                 By:  /s/ William C. Regan
                                           ---------------------------
                                            William C. Regan
                                            Vice President - Controller
                                            and Treasurer

                                 EXHIBIT INDEX

                                                                                         Sequentially
Exhibit                                                                                    Numbered
Number            Description                                                                Page
------            -----------                                                            ------------

 3.1              Articles Supplementary of the Registrant

 10.1 Third Amended and Restated Agreement of Limited Partnership of National Golf Operating Partnership, L.P., dated as of
                  July 28, 1999

 10.2 Amended and Restated Registration Rights Agreement, dated as of July 28, 1999, by and among National Golf Properties,
                  Inc., National Golf Operating Partnership, L.P. and the unit holders named therein

 10.3             Contribution Agreement, dated as of July 28, 1999, between
                  Belcrest Realty Corporation, Belair Real Estate Corporation,
                  National Golf Operating Partnership, L.P. and National Golf
                  Properties, Inc.

 10.4             Amended and Restated Credit Agreement, dated as of July 30,
                  1999 among National Golf Operating Partnership, L.P.,
                  National Golf Properties, Inc., The First National Bank of
                  Chicago, Merrill Lynch Capital Corporation, ING (U.S.)
                  Capital LLC, Union Bank of California, N.A., Banc One
                  Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith
                  Incorporated, and the several other lenders from time to time parties hereto

 10.5 Amended and Restated Guaranty, dated as of July 30, 1999 between National Golf Properties, Inc., and The First
                  National Bank of Chicago and the lenders under the Amended and Restated Credit Agreement

 27               Financial Data Schedule