Form 10-Q
period 1999-09-30
NATIONAL GOLF PROPERTIES INC
filed 1999-11-10
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No _____
                                          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,420,945 shares of common stock, $.01 par value, as of October 29, 1999

                        NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                                       Page
                                                                                       ----
Part I.                Financial Information

     Item 1.           Financial Statements

                       Consolidated Balance Sheets of National Golf Properties,
                       Inc. as of September 30, 1999 and December 31, 1998               3

                       Consolidated Statements of Operations of National Golf
                       Properties, Inc. for the three months ended September
                       30, 1999 and 1998                                                 4

                       Consolidated Statements of Operations of National Golf
                       Properties, Inc. for the nine months ended September 30,
                       1999 and 1998                                                     5

                       Consolidated Statements of Cash Flows of National Golf
                       Properties, Inc. for the nine months ended September 30,
                       1999 and 1998                                                     6

                       Notes to Consolidated Financial Statements                        7

     Item 2.           Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                              13

     Item 3.           Quantitative and Qualitative Disclosures About Market
                       Risk                                                             19

Part II.               Other Information                                                20

                       Exhibit Index                                                    22

                         Part I. Financial Information

Item 1.  Financial Statements

                        NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (Unaudited, in thousands, except share data)


                                                        September 30,            December 31,
                                                            1999                     1998
                                                     -----------------        ----------------
ASSETS
Property:
   Land                                                       $  99,294                $  77,317
   Buildings                                                    262,741                  202,920
   Ground improvements                                          432,300                  332,066
   Furniture, fixtures and equipment                             50,817                   39,341
   Construction in progress                                      13,134                   11,374
                                                              ---------                ---------
                                                                858,286                  663,018
   Less:  accumulated depreciation                             (145,936)                (121,095)
                                                              ---------                ---------
          Net property                                          712,350                  541,923
Cash and cash equivalents                                         1,881                    1,711
Investments                                                         200                    1,295
Mortgage notes receivable                                        27,855                   24,849
Investment in joint venture                                       7,376                    7,630
Due from affiliate                                                3,601                      958
Other assets, net                                                24,713                   18,929
                                                              ---------                ---------
          Total assets                                        $ 777,976                $ 597,295
                                                              =========                =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                 $ 441,926                $ 283,405
Accounts payable and other liabilities                           19,630                   15,011
                                                              ---------                ---------
          Total liabilities                                     461,556                  298,416
                                                              ---------                ---------

Minority interest                                               193,550                  166,655
                                                              ---------                ---------

Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000
 shares authorized - none issued                                      -                        -
Common stock, $.01 par value, 40,000,000
 shares authorized, 12,416,445 and
 12,519,745 shares issued and outstanding at
 September 30, 1999 and December 31, 1998,
 respectively                                                       124                      125
Additional paid in capital                                      127,294                  135,205
Unamortized restricted stock compensation                        (4,548)                  (3,106)
                                                              ---------                ---------
          Total stockholders' equity                            122,870                  132,224
                                                              ---------                ---------
          Total liabilities and
          stockholders' equity                                $ 777,976                $ 597,295
                                                              =========                =========

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                          For the three              For the three
                                                          months ended               months ended
                                                       September 30, 1999         September 30, 1998
                                                      ---------------------      ---------------------
Revenues:
  Rent from affiliates                                         $    26,466                $    18,716
  Rent                                                                 295                        858
  Equity in income from joint venture                                  108                         97
  Gain on sale of property                                             832                          -
                                                               -----------                -----------
           Total revenues                                           27,701                     19,671
                                                               -----------                -----------

Expenses:
  General and administrative                                         1,213                      1,236
  Depreciation and amortization                                      9,330                      6,777
                                                               -----------                -----------
           Total expenses                                           10,543                      8,013
                                                               -----------                -----------

  Operating income                                                  17,158                     11,658

Other income (expense):
  Interest income from affiliates                                      277                          -
  Interest income                                                      479                        342
  Other income                                                          15                          2
  Interest expense                                                  (9,160)                    (4,998)
                                                               -----------                -----------
Income before provision for taxes and
  minority interest                                                  8,769                      7,004
Provision for taxes                                                    (28)                       (60)
                                                               -----------                -----------
Income before minority interest                                      8,741                      6,944
Income applicable to minority interest                              (5,006)                    (3,850)
                                                               -----------                -----------

Net income                                                     $     3,735                $     3,094
                                                               ===========                ===========

Basic earnings per share                                       $      0.30                $      0.25
Weighted average number of shares                                   12,599                     12,510

Diluted earnings per share                                     $      0.30                $      0.25
Weighted average number of shares                                   12,632                     12,599

Distribution declared per common share
 outstanding                                                   $      0.45                $      0.44

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                          For the nine               For the nine
                                                          months ended               months ended
                                                       September 30, 1999         September 30, 1998
                                                      ---------------------      ---------------------
Revenues:
  Rent from affiliates                                       $      71,600              $      55,575
  Rent                                                               1,425                      2,504
  Equity in income from joint venture                                  321                        287
  Gain on sale of property                                           1,191                          -
                                                             -------------              -------------
           Total revenues                                           74,537                     58,366
                                                             -------------              -------------

Expenses:
  General and administrative                                         3,839                      3,760
  Depreciation and amortization                                     26,225                     19,861
                                                             -------------              -------------
           Total expenses                                           30,064                     23,621
                                                             -------------              -------------

  Operating income                                                  44,473                     34,745

Other income (expense):
  Interest income from affiliates                                      557                          -
  Interest income                                                    1,242                        549
  Gain on property condemnation                                          -                        993
  Other income                                                         266                        348
  Treasury lock settlement                                          (2,016)                         -
  Interest expense                                                 (24,481)                   (14,922)
                                                             -------------              -------------
Income before provision for taxes and
  minority interest                                                 20,041                     21,713
Provision for taxes                                                   (143)                      (176)
                                                             -------------              -------------
Income before minority interest                                     19,898                     21,537
Income applicable to minority interest                             (11,709)                   (11,228)
                                                             -------------              -------------

Net income                                                   $       8,189              $      10,309
                                                             =============              =============

Basic earnings per share                                     $        0.65              $        0.83
Weighted average number of shares                                   12,619                     12,491

Diluted earnings per share                                   $        0.65              $        0.82
Weighted average number of shares                                   12,671                     12,598

Distribution declared per common share
 outstanding                                                 $        1.33              $        1.30

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                               For the nine                For the nine
                                                               months ended                months ended
                                                            September 30, 1999          September 30, 1998
                                                          ----------------------      ----------------------
Cash flows from operating activities:
  Net income                                                          $   8,189                   $  10,309
  Adjustments to reconcile net income to net
   cash provided by operating activities:
           Depreciation and amortization                                 26,225                      19,861
           Amortization of loan costs                                       786                           -
           Amortization of restricted stock                               1,162                       1,294
           Minority interest in earnings                                 11,709                      11,228
           Distributions from joint venture, net
            of equity in income                                             254                         295
           Gain on property condemnation                                      -                        (993)
           Gain on sale of property                                      (1,191)                          -
           Straight-line rents                                           (2,261)                          -
           Other                                                          2,017                           -
           Changes in assets and liabilities:
               Other assets                                              (3,836)                     (1,561)
               Accounts payable and other
                 liabilities                                              8,630                       5,812
               Due from/to affiliate                                        (39)                        472
                                                                      ---------                   ---------
                   Net cash provided by
                   operating activities                                  51,645                      46,717
                                                                      ---------                   ---------

Cash flows from investing activities:
  Purchase of available-for-sale securities                              (1,953)                     (3,672)
  Proceeds from sale of available-for-sale
  securities                                                              3,049                       3,627
  Investment in joint venture                                                 -                         (19)
  Proceeds from short-term investment                                         -                         366
  Treasury lock settlement                                               (2,345)                          -
  Issuance of mortgage note receivable                                  (12,655)                    (22,649)
  Proceeds from mortgage notes receivable                                 9,649                           -
  Loan costs on mortgage note issued                                        (68)                       (147)
  Purchase of property and related assets                              (196,780)                    (51,272)
  Proceeds from sale of property and related
     assets                                                               4,709                       1,305
                                                                      ---------                   ---------
                   Net cash used by investing
                   activities                                          (196,394)                    (72,461)
                                                                      ---------                   ---------

Cash flows from financing activities:
  Principal payments on notes payable                                  (405,682)                   (101,074)
  Proceeds from notes payable                                           558,350                      85,000
  Purchase of stock under repurchase plan                                (4,767)                          -
  Loan costs                                                             (4,659)                        (15)
  Proceeds from Preferred Units, net of
  offering expenses                                                      34,067                      73,011
  Proceeds from stock options exercised                                     658                       1,053
  Cash distributions                                                    (16,672)                    (16,124)
  Limited partners' cash distributions                                  (16,376)                    (13,203)
                                                                      ---------                   ---------
                   Net cash provided by financing
                   activities                                           144,919                      28,648
                                                                      ---------                   ---------

Net increase in cash and cash equivalents                                   170                       2,904
Cash and cash equivalents at beginning of
 period                                                                   1,711                       1,698
                                                                      ---------                   ---------
Cash and cash equivalents at end of period                            $   1,881                   $   4,602
                                                                      =========                   =========

Supplemental cash flow information:
  Interest paid                                                       $  19,280                   $  11,279
  Taxes paid                                                                133                         145

  The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"), pursuant to its 58.7% ownership of the common units of partnership interest in the Operating Partnership ("Common Units"). The Operating Partnership has an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1998 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options. The incremental shares for the three months ended September 30, 1999 and 1998 were 32,773 and 88,831, respectively. The incremental shares for the nine months ended September 30, 1999 and 1998 were 51,860 and 106,919, respectively.

     The accompanying consolidated balance sheets reflect an accounting allocation for reporting purposes from additional paid in capital to minority interest for the limited partners' interest in the net assets of the Company after giving effect to their exchange rights of Common Units into the Company's common stock. GAAP requires the reporting of such exchange rights "as if converted." This reallocation had no effect on earnings per share or results of operations or allocations of net income to the general and limited partners of the Operating Partnership. The reallocation at September 30, 1999 and December 31, 1998 was approximately $76.5 million and $78.6 million, respectively.

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


(2)  Property Acquisitions and Sales
     -------------------------------

     During the nine months ended September 30, 1999, the Company purchased three golf courses, excluding the Acquired Cobblestone Courses, described below, for an initial investment of approximately $14.6 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC"), a related party, pursuant to long-term triple net leases.

     Acquisition                                                    Initial
         Date       Course Name                 Location           Investment
     -----------    -----------                 --------           ----------
                                                                  (In thousands)
        1/6/99      Beaver Brook Country Club   Clinton,
                                                New Jersey          $ 8,183

        1/6/99      The Classic Golf Club       Spanaway,
                                                Washington            2,475

        9/15/99     Coyote Lakes Golf Club      Surprise,
                                                Arizona               3,975
                                                                    -------

                        Total Initial Investment                    $14,633
                                                                    =======


     On March 31, 1999, the Company purchased fee interests in 15 golf courses and long-term leasehold interests in five golf courses and made a participating mortgage loan collateralized by an additional golf course (collectively, the "Acquired Cobblestone Courses") previously owned by subsidiaries of Meditrust Corporation and Meditrust Operating Company

     (collectively, "Meditrust") comprising the "Cobblestone Golf Group" for an aggregate initial investment of approximately $185 million, which investment was financed by approximately $179.3 million of cash and approximately $5.7 million of assumed notes. The Company's acquisition of interests in these golf courses was part of a larger transaction in which a subsidiary of AGC and a subsidiary of ClubCorp International ("ClubCorp") formed Golf Acquisitions, L.L.C., a new limited liability company ("Golf Acquisitions"), to purchase from Meditrust the subsidiaries comprising the Cobblestone Golf Group. Golf Acquisitions closed this purchase on March 31, 1999, and immediately thereafter sold interests in 23 golf courses to subsidiaries of ClubCorp, sold interests in the Acquired Cobblestone Courses to the Company and sold to AGC short-term interests in three golf course facilities and a portion of the personal property assets related to the Acquired Cobblestone Courses. Three of the Acquired Cobblestone Courses are leasehold interests in the golf courses at Carmel Mountain Ranch Country Club and Sweetwater Country Club, in which the Company already owned the fee interest and had previously leased such properties to a subsidiary of Meditrust.

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

     On September 7, 1999, the Company sold Crescent Oaks Country Club in Clearwater, Florida for approximately $1.5 million. The Company recognized a gain of approximately $587,000.

     On May 25, 1999, the Company sold Sugar Ridge Golf Course in Lawrenceburg, Indiana for approximately $3 million. The Company recognized a gain of approximately $357,000.


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


(4)  Notes Payable
     -------------

     On July 30, 1999, the Company amended its $300 million unsecured revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent. The amended credit facility splits the $300 million revolving credit facility into (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note")

     (collectively, the "New Credit Facility"). Advances under the New Credit Facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the Revolver will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver terminates on March 29, 2002, but may be extended by the Company for an additional year if approved by a specified number of the lenders under the New Credit Facility. The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004. The New Credit Facility eliminates the requirement under the old facility for the Company to obtain certain modifications of the covenants applicable to its $175 million fixed-rate unsecured senior notes. There were outstanding advances of $238 million under the New Credit Facility as of September 30, 1999.


(5)  Stock Repurchase Plan
     ---------------------

     In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's common stock. At September 30, 1999, the number of shares purchased under this authorization was 226,100 for a total cost of approximately $4.8 million. The shares repurchased are considered "authorized but unissued."


(6)  Preferred Units
     ---------------

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


(7)  Lease Rental Agreements
     -----------------------

     For the leases of the Acquired Cobblestone Courses, the base rent generates an initial return on the Operating Partnership's investment of 8.75% and will step-up on a sequential basis each year to 9.25%, 9.75%, 10.25%, 10.75%, 11.25%, and finally to 11.75% in 2005. GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be straight-lined. For the six months ended September 30, 1999, the straight-lining of rent resulted in additional rent revenue of approximately $2,261,000.

(8)  Pro Forma Financial Information
     -------------------------------

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

                                                          For the nine
     (In thousands, except per share amounts)      Months ended September 30,
     ----------------------------------------      --------------------------
                                                      1999            1998
                                                      ----            ----
     Revenues from rental property                 $  74,630         $ 70,612
     Net income                                    $   8,007         $  7,245
     Basic earnings per share                      $    0.63         $   0.58
     Diluted earnings per share                    $    0.63         $   0.58


     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation and amortization expense and (ii) an increase in interest income and expense.


(9)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the nine months ended September 30, 1999 include approximately $5.7 million of assumed notes as partial consideration for the Acquired Cobblestone Courses.

     Non-cash transactions for the nine months ended September 30, 1998 include approximately $2.3 million in capital improvements accrued but not paid.


(10) Other Data
     ----------

     AGC is the lessee of all but four of the golf courses in the Company's portfolio at September 30, 1999. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.8% of the Company's outstanding common stock and approximately 16% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                         September 30,         December 31,
                                                              1999                 1998
                                                      ------------------   ------------------
                                                                   (In thousands)
     Current assets                                       $  108,992           $   82,809
     Non-current assets                                      181,128              163,629
                                                          ----------           ----------

       Total assets                                       $  290,120           $  246,438
                                                          ==========           ==========

     Current liabilities                                  $  122,333           $   84,893
     Long-term liabilities                                   131,983              147,667
     Minority interest                                         1,137                  503
     Shareholders' equity                                     34,667               13,375
                                                          ----------           ----------

     Total liabilities and shareholders' equity           $  290,120           $  246,438
                                                          ==========           ==========

                                                           For the nine months ended
                                                                 September 30,
                                                      ---------------------------------------
                                                         1999                      1998
                                                         ----                      ----
                                                                 (In thousands)
     Total revenues                                    $    533,054            $  446,129
                                                       ============            ==========

     Net income                                        $     21,008            $   11,298
                                                       ============            ==========


     Total revenues from golf course operations and management agreements for AGC increased by $87 million, or 19.5%, to $533.1 million for the nine months ended September 30, 1999 compared to $446.1 million for the nine months ended September 30, 1998. The increase in revenues was primarily attributable to the addition of 38 leased courses and one management course.

     Net income increased by $9.7 million to $21 million for the nine months ended September 30, 1999 compared to $11.3 million for the corresponding nine months of 1998. The increase in net income was primarily due to favorable weather conditions in the sun belt states during the first nine months of 1999 compared to the first nine months of 1998 and the addition of the above acquisitions.


(11) Subsequent Events
     -----------------

     On October 5, 1999, the Company purchased Casta del Sol Golf Course located in Mission Viejo, California for approximately $8.1 million.

     On October 18, 1999, the Board of Directors declared a distribution of $0.45 per share for the quarter ended September 30, 1999 to stockholders of record on October 29, 1999, which distribution will be paid on November 15, 1999.

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

The discussion of the results of operations compares the three months ended September 30, 1999 with the three months ended September 30, 1998 and the nine months ended September 30, 1999 with the nine months ended September 30, 1998.

Results of Operations
---------------------

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Net income increased by $641,000 to $3,735,000 for the three months ended September 30, 1999 compared to $3,094,000 for the three months ended September 30, 1998. The increase was primarily attributable to an increase in rent revenue of approximately $7,187,000, which was offset by: (i) an increase in depreciation and amortization expense of approximately $2,553,000; and (ii) an increase in interest expense of approximately $4,162,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 23 golf course properties subsequent to September 30, 1998, which accounted for approximately $5,329,000 of the increase; and (ii) a full three months of rent on six golf course properties acquired in the third quarter of 1998 which accounted for approximately $508,000 of the increase; and (iii) the increase in base rents under the leases with respect to the golf course properties owned at June 30, 1998, which accounted for approximately $597,000 of the increase. As a result of EITF 98-9, only approximately $1,068,000 and $231,000 of percentage rent was recognized in the third quarter of 1999 and 1998, respectively.

The increase in depreciation and amortization expense was primarily due to the acquisition of 23 golf course properties subsequent to September 30, 1998.

The increase in interest expense was primarily due to the increase in outstanding advances and LIBOR rate margin under the Company's credit facility. On March 31, 1999, the Company's $100 million credit facility was terminated and replaced with a $300 million credit facility. On July 30, 1999, the Company amended its $300 million credit facility.

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

Net income decreased by $2,120,000 to $8,189,000 for the nine months ended September 30, 1999 compared to $10,309,000 for the nine months ended September 30, 1998. The decrease was primarily attributable to: (i) an increase in depreciation and amortization expense of approximately $6,364,000; (ii) an increase in treasury lock settlement of approximately $2,016,000; and (iii) an increase in interest expense of approximately $9,559,000, which was offset by an increase in rent revenue of approximately $14,946,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of 23 golf course properties subsequent to September 30, 1998, which accounted for approximately $10,927,000 of the increase; (ii) a full nine months of rent on seven golf course properties acquired in the first nine months of 1998 which accounted for approximately $2,591,000 of the increase; and (iii) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1997, which accounted for approximately $1,927,000 of the increase, which was offset by a decrease in percentage rents under the leases with respect to the golf course properties owned at December 31, 1997 of approximately $387,000 due to EITF 98-9. As a result of EITF 98-9, only approximately $1,068,000 and $1,455,000 of percentage rent was recognized in the first nine months of 1999 and 1998, respectively. Otherwise, the Company would have recorded percentage rent in the first nine months of 1999 and 1998 of approximately $7,024,000 and $5,013,000, respectively.

The increase in depreciation and amortization expense was primarily due to the acquisition of 23 golf course properties subsequent to September 30, 1998.

At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the statement of operations. The increase in interest expense was primarily due to the increase in outstanding advances and LIBOR rate margin under the Company's credit facility. On March 31, 1999, the Company's $100 million credit facility was terminated and replaced with a $300 million credit facility. On July 30, 1999, the Company amended its $300 million credit facility.


Liquidity and Capital Resources
-------------------------------

At September 30, 1999, the Company had approximately $2.1 million in cash and investments, mortgage notes receivable of approximately $27.9 million, mortgage indebtedness of approximately $31 million and unsecured indebtedness of approximately $410.9 million. The $441.9 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.1%. Of the $441.9 million of debt, $198.5 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2000 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses acquired through October 29, 1999, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $30.8 million, of which approximately $23.9 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the leases, the Company's investment in such improvements. Any subsequent capital improvements are the responsibility of the lessees.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or Common Units as consideration for such purchases.

In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's common stock. At October 29, 1999, the number of shares purchased under this authorization was 226,100 for a total cost of approximately $4.8 million. The shares repurchased are considered "authorized but unissued."

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

For the period January 1, 1999 through October 29, 1999, the Company purchased interests in 24 golf courses for an aggregate initial investment of approximately $195.1 million and made one participating mortgage loan of approximately $12.7 million, which investments were financed by $16.7 million of cash from operations, $181.2 million of advances under the Company's credit facility, $4.2 million of proceeds from sale of properties, and approximately $5.7 million of assumed notes. In addition, the Company has one golf course under purchase contract for an initial investment of approximately $4.2 million. Also, the Company has three golf courses under sale contract for an aggregate price of approximately $9.3 million.

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

The Company has replaced all its personal computers and software with computers and software that are Year 2000 compliant. The Company also has replaced its computer servers and all its critical software. The Company plans to upgrade its remaining non-critical software by the end of 1999. The Company has spent approximately $71,000 to replace such computer equipment and software through October 29, 1999 and anticipates spending an additional $15,000 before the end of 1999 on additional software upgrades. The Company has determined that most of the other office equipment that the Company uses also is Year 2000 compliant. This has been confirmed in writing with third party vendors. The Company will continue to conduct ongoing testing of its software and other equipment which has not yet been tested or replaced to ensure Year 2000 compliance.

The Company has sent written requests to all its tenants to determine their Year 2000 compliance. AGC has informed the Company that its Year 2000 compliance project is progressing as planned. It has replaced or upgraded its critical software and plans to upgrade its remaining non-critical software by the end of 1999. The Company will continue to monitor its largest tenant, AGC, to ensure their Year 2000 compliance.

The Company has sent written requests to its key service providers to determine their Year 2000 compliance. The Company will continue to follow up with those key service providers who have not returned the Year 2000 questionnaires or who are still working on their Year 2000 compliance.

The Company does not currently have a comprehensive contingency plan with respect to the Year 2000 problem. However, the Company intends to establish such a plan before the end of 1999 as part of its ongoing Year 2000 compliance effort.

Despite the Company's efforts to identify and resolve Year 2000 compliance problems, the Company cannot guarantee that all of the Company's systems will be Year 2000 compliant or that other companies on which the Company relies will be timely converted. As a result, the Company's operations could be interrupted or otherwise adversely affected. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain business operations. Such failures could have a material adverse effect on the Company's financial condition and results of operations. However, the Company believes that, at worst, it might cease receiving percentage rents on a temporary basis. This would result from the Company's tenants having to use a manual system to prepare their accounting records and, as a consequence, it would take additional time for the Company's tenants to gather financial performance information from its golf courses and calculate the percentage rent amounts. This temporary reduction in percentage rent could cause price fluctuations in the Company's common stock.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the nine months ended September 30, 1999 and 1998.

                                                                 Nine months ended
                                                                   September 30,
                                                                   -------------
                                                                   (In thousands)
                                                              1999                     1998
                                                     -------------------      -------------------
Net income                                                  $   8,189               $  10,309
Distributions - Preferred Units                                (5,079)                 (3,297)
Minority interest                                              11,709                  11,228
Depreciation and amortization                                  26,495                  20,156
Gain on property condemnation                                       -                    (993)
Gain on sale of property                                       (1,191)                      -
Treasury lock                                                   2,016                       -
Straight-line rents                                            (2,261)                      -
Excess land sales                                                (260)                   (342)
Amortization - loan costs                                           -                    (178)
Depreciation - corporate                                          (55)                    (52)
                                                            ---------               ---------
Funds from operations                                          39,563                  36,831

Company's share of funds from operations                         56.2%                   56.8%
                                                            ---------               ---------

Company's funds from operations                             $  22,234               $  20,920
                                                            =========               =========

As a result of EITF 98-9, only approximately $1,068,000 and $1,455,000 of percentage rent was recognized in the first nine months of 1999 and 1998, respectively. Otherwise, the Company would have recorded percentage rent in the first nine months of 1999 and 1998 of approximately $7,024,000 and $5,013,000, respectively. The additional rent would have increased funds from operations for the nine months ended September 30, 1999 and 1998 from approximately $39,563,000 to approximately $45,519,000 and from approximately $36,831,000 to approximately $40,389,000, respectively.

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

  The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") at September 30, 1999 (dollars in thousands):

                                          For the Year Ended December 31,
                                --------------------------------------------------
                                 1999      2000       2001       2002        2003    Thereafter     Total        FV
                                ------    ------    -------   --------      ------   ----------   ---------   ---------
Long term debt:
   Fixed rate................   $2,674    $8,561    $26,037   $   7,172     $7,743     $146,353    $198,540    $199,586
   Average interest rate          8.24%     7.72%      7.09%       8.39%      8.39%        8.35%       8.13%
   Variable rate.............       25       159        177     238,197(1)     219        4,609     243,386     243,386
   Average interest rate         10.74%    10.74%     10.74%       8.03%     10.74%       10.74%       8.09%
                                ------    ------    -------   ---------     ------     --------    --------    --------
   Total debt................   $2,699    $8,720    $26,214   $ 245,369     $7,962     $150,962    $441,926    $442,972
                                ======    ======    =======   =========     ======     ========    ========    ========


(1)At September 30, 1999, there were outstanding advances of $238 million under the credit facility.

  In addition, the Company has assessed the market risk for its variable rate debt and believes that a 1% increase in interest rates would have an approximate $2.4 million increase in interest expense based on approximately $243.4 million outstanding at September 30, 1999.

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

(a) 27    Financial Data Schedule

(b)       None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    National Golf Properties, Inc.


Date:  October 29, 1999                  By:  /s/ William C. Regan
                                              -----------------------------
                                              William C. Regan
                                              Vice President - Controller
                                              and Treasurer

                                 EXHIBIT INDEX

                                                               Sequentially
Exhibit                                                          Numbered
Number          Description                                        Page
--------        -----------                                   ---------------
  27            Financial Data Schedule