Form 10-K405
period 1999-12-31
NATIONAL GOLF PROPERTIES INC
filed 2000-03-30
CIK 905897

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

                  For the fiscal year ended December 31, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of February 28, 2000, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $239.9 million, based upon the closing price ($21.6875) on the New York Stock Exchange on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  12,204,245 shares of common stock, $.01 par value, as of February 28, 2000

                      Documents Incorporated By Reference

  Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Stockholders to be held June 13, 2000, are incorporated by reference in Part III.

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

  The Company is the sole general partner in the Operating Partnership and currently owns 58% of the common partnership interest in the Operating Partnership. The limited partners are individuals, partnerships, corporations and trusts who have contributed their properties in exchange for units of common partnership interest ("Common Units") or who have contributed cash in exchange for units of preferred partnership interest ("Preferred Units").

  In 1999, the Company purchased five golf courses for an aggregate initial investment of approximately $26.9 million, excluding the Acquired Cobblestone Courses, described below, which investment was financed by approximately $5 million of cash from operations, $13.7 million of advances under the Company's credit facility and $8.2 million of proceeds from sale of properties. Between December 31, 1999 and February 28, 2000, the Company purchased one golf course for an initial investment of approximately $3.6 million, which the Company financed with approximately $1.9 million of advances under the Company's credit facility and $1.7 million of proceeds from sale of properties. The Company sold three golf courses and one recreational facility for approximately $11 million in 1999. Between December 31, 1999 and February 28, 2000, the Company sold two golf courses in a single transaction for approximately $3.2 million.

  On March 31, 1999, the Company purchased fee interests in 15 golf courses, long-term leasehold interests in two golf courses and leasehold rights in three golf courses and made a participating mortgage loan secured by an additional golf course (collectively, the "Acquired Cobblestone Courses") previously owned or leased by subsidiaries of Meditrust Corporation and Meditrust Operating Company (collectively, "Meditrust") comprising the "Cobblestone Golf Group" for an aggregate initial investment of approximately $186.5 million, which investment was financed by approximately $11.8 million of cash from operations, approximately $169 million of advances under the Company's credit facility, and approximately $5.7 million of assumed notes. The Company's acquisition of interests in these golf courses was part of a larger transaction in which a subsidiary of our affiliate American Golf Corporation ("AGC") and a subsidiary of ClubCorp International ("ClubCorp") formed Golf Acquisitions, L.L.C., a new limited liability company ("Golf Acquisitions"), to purchase from Meditrust the subsidiaries comprising the Cobblestone Golf Group. Golf Acquisitions closed this purchase on March 31, 1999, and immediately thereafter sold interests in 23 golf courses to subsidiaries of ClubCorp, sold interests in the Acquired Cobblestone Courses to the Company and sold to AGC short-term interests in three golf course facilities and a portion of the personal property assets related to the Acquired Cobblestone Courses. Three of the Acquired Cobblestone Courses are leasehold rights in the golf courses at Carmel Mountain Ranch Country Club and Sweetwater Country Club, in which the Company already owned the fee interest and had previously leased such properties to a subsidiary of Meditrust.

  Concurrently with closing its purchase of the Acquired Cobblestone Courses, the Company entered into agreements to lease or sublease 18 of the Acquired Cobblestone Courses to AGC and two of the Acquired Cobblestone Courses to Golf Enterprises, Inc. ("GE"). AGC also entered into a separate agreement to lease the golf course which secures the Company's participating mortgage loan to a subsidiary of Golf Acquisitions. The Company financed a portion of its acquisition of the Acquired Cobblestone Courses with borrowings under a new $300 million credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  The following diagram depicts the beneficial ownership of the Company, the Operating Partnership, Royal Golf and Pumpkin Ridge as of February 28, 2000:

                                    National Golf Properties, Inc.
                                 .  91% owned by public stockholders
                                 .   3% owned by David G. Price
                                 .   6% owned by employees of
                                         National Golf Properties and
                                         American Golf Corporation
                                              |
                                              |
                                              |
                                    National Golf Operating Partnership, L.P.
                                 .  58% owned by National Golf
                                         Properties, the managing general
                                         partner of National Golf Operating
                                         Partnership
                                 .  16% owned by David G. Price
                                 .  26% owned by limited partners
                                              |
       _______________________________________|___________________________________________________________
       |                                      |                                                           |
       |                                 Royal Golf, L.P. II                                     Pumpkin Ridge Joint Venture*
       |
       |                         .  89% owned by National Golf Operating                      .  50% owned by National Golf
       |                                Partnership, the managing                                     Operating Partnership
       |                                general partner of Royal Golf, L.P. II                .  50% owned by two other general
       |                         .  11% owned by a limited partner                                     partners
     ____________________________________________________________           |                             |
     |                                                          |           |                             |
2 Golf Courses    1 Golf Course      1 Golf Course     140 Golf Courses**   4 Golf Courses             2 Golf Courses
 . 100% owned by   . 100% owned by    . 100% owned by   . 100% owned by      . 100% owned by          . 100% owned by
  National Golf     National Golf      National Golf     National Golf        Royal Golf                  Pumpkin
  Operating         Operating          Operating         Operating                                         Ridge
  Partnership       Partnership        Partnership       Partnership
    |                    |                 |                   |                    |                       |
    |                    |                 |                   |                    |                       |
    |                    |                 |                   _____________________________________________
    |                    |                 |                                                |
    |                    |                 |                                                |
  Golf               The Links      Evergreen Alliance                                 American Golf
Enterprises, Inc.    Group, Inc.      Golf Limited                                      Corporation

   (Lessee)           (Lessee)          (Lessee)                                         (Lessee)

-------
 * The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.
** The Company has participating mortgage loans on two golf courses which it does not own.

  b) Narrative Description of Business

  The Company is a self-administered REIT specializing in the ownership and acquisition of golf course properties. As of February 28, 2000, the Company's portfolio consisted of the ownership of interests in 148 golf courses (the "Golf Courses"), including the two golf courses owned by Pumpkin Ridge, in 134 separate locations in 25 states and two participating mortgage loans, which are collateralized by mortgages on the golf courses. As a self-administered REIT, the Company's own employees perform its administrative and management functions, rather than the Company relying on an outside manager for these services.

  The Golf Courses include facilities such as clubhouses with restaurants, banquet space, locker rooms and retail pro shops, driving ranges, pools, tennis courts and fitness facilities. Services provided at such properties include golf cart rentals, golf and tennis lessons, banquets and tournaments. In order to maintain qualification as a REIT, the Company's income must be derived from real property-related sources, including rents from real property and generally excluding income from the operation of a golf course. Accordingly, the Company is generally precluded from operating golf courses and, as a consequence, leases the Golf Courses to experienced and creditworthy golf course operators. In selecting operators, the Company considers factors such as the number of years that the company has been in operation, the experience of the management team, the number of golf courses currently owned, leased or managed by the operator, the operator's net worth or ability to provide credit support to the Company's satisfaction, and the operator's ability to maximize the revenues of the golf course and to improve the long-term value of the golf course.

Business Objectives and Operating Strategies

  The Company's primary business objective is to maximize stockholder return through the ownership and acquisition of quality golf courses and the subsequent lease of such properties to experienced and creditworthy operators. The Company focuses on the ownership and acquisition of golf course properties that have strong revenue and cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's business and operating strategies include:

  . Increasing income and portfolio value by continuing the strategic expansion of its golf course portfolio through the selective acquisition of golf course properties in major metropolitan areas or resort locations having strong golf characteristics, which properties demonstrate potential for significant revenue and cash flow increases. For the period August 18, 1993 to December 31, 1999, the Company purchased 113 Golf Courses, including the two Golf Courses owned by Pumpkin Ridge and the three leasehold rights in the Golf Courses at Carmel Mountain Ranch Country Club and Sweetwater Country Club, in which the Company already owned the fee interest, for an aggregate initial investment of approximately $687.6 million. For the period January 1, 2000 to February 28, 2000, the Company purchased one Golf Course for approximately $3.6 million;

  . Structuring favorable leases for the Company with experienced and creditworthy golf course operators under which the operators pay base rent and percentage rent based on revenues and pay substantially all expenses in connection with the operation of such properties, including all real and personal property taxes, utility costs, insurance costs, irrigation costs, maintenance costs and other operating expenses;

  . Working with golf course operators on strategies to increase revenues, which in turn would increase percentage rent to the Company;

  . Working with golf course operators on strategies to improve and enhance golf course holdings through proper maintenance and capital improvements;

  . Monitoring on an ongoing basis the operating performance of the Golf Courses, compliance by its operators with their lease obligations and other market factors that could affect the financial performance of its courses; and

  . Maintaining a ratio of debt-to-total market capitalization of 50% or less. Such ratio is calculated as total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock, Preferred Units and interests in the Operating Partnership that are exchangeable for shares of Common Stock plus total debt. At December 31, 1999, the Company's total debt constituted approximately 46% of its total market capitalization.

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

Tenant and Leases

  All but four of the Golf Courses in the Company's portfolio are currently leased to AGC pursuant to long-term triple net leases (the "Leases"). AGC is one of the largest and most experienced operators of golf courses and related facilities in the world and currently manages and operates 293 golf courses and related facilities in 29 states. In addition, AGC, through its subsidiary American Golf (U.K.) Limited, manages 36 golf courses and related facilities in the United Kingdom. AGC operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC was founded in 1973 by David G. Price, the Chairman of the Company's Board of Directors and AGC's Chairman and principal shareholder. Including the Golf Courses, AGC manages 235 daily fee golf courses and 94 private club courses. AGC oversees the management and operations of championship golf courses throughout the United States and manages municipal golf courses for such cities as Atlanta, New York and San Diego and for the County of Los Angeles.

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

  The base rent for the first year for each Golf Course under the Leases is initially set at a fixed amount. Generally for the Leases entered into by the Company with respect to its initial portfolio of 43 golf courses at the time of the Offering (the "Initial Golf Courses"), base rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). In addition, generally percentage rent is paid each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount and 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. "Course Revenue" is generally defined in the Leases to include all revenue received from the operation of the applicable Golf Course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. "Other Revenue" is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. Generally, the baseline amounts for the Initial Golf Courses were established based on revenues for each of such Golf Courses for the twelve months ended February 28, 1993. Payment of percentage rent based upon the revenues of the Golf Courses will enable the Company to participate in growth in revenues at the Golf Courses.

  For the Leases entered into subsequent to the Offering, the rent generally is based upon the greater of (a) the base rent or (b) a specified percentage of Course Revenue and Other Revenue. The base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. The Leases for the Acquired Cobblestone Courses specify that the base rent for such properties will increase by a fixed 0.5% each year for specified years during the term of each Lease.

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

  The Company continues to explore the use of operators other than AGC for certain of its new acquisitions. In addition to AGC, the Company leases four of its Golf Courses to three other operators: GE; The Links Group, Inc. ("TLG"); and Evergreen Alliance Golf Limited ("EAGL"). Unless the context otherwise requires, all references to the Leases include the leases with GE, TLG and EAGL.

  GE operates Sweetwater Country Club (two courses) near Houston, Texas. GE, which is owned by David G. Price and Dallas P. Price, is a golf course operating company with 19 properties under management in eight states.

  TLG operates Colonial Charters Golf Course near Myrtle Beach, South Carolina. TLG is a golf course operating company that operates nine golf courses in two states.

  EAGL operates San Geronimo Golf Course near San Francisco, California. EAGL is a golf course acquisition and operating company with 41 properties under ownership or management in 12 states.

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

  According to its published data (1999 editions), the National Golf Foundation, an independent industry organization, estimates that the number of golfers in the United States is approximately 26.4 million. In addition, favorable demographic trends offer encouraging growth prospects for the golf course industry. The National Golf Foundation reports that the annual average rounds played per golfer increases significantly as golfers age. Golfers in their fifties generally play twice as many rounds annually as golfers in their thirties. Golfers age 65 and older generally play three times as many rounds annually as golfers in their thirties. Currently, approximately 75% of all golfers are less than 50 years old and approximately 45% of all golfers are between the ages of 30 and 49. Accordingly, the Company expects an increase in the demand for golf as the younger segment of the golfing population reaches its prime golfing age over the next 20 years. In addition, the children of the baby boom generation are entering their twenties and thirties, an age range in which they are most likely to begin playing golf.

  The Company is also subject to competition for the acquisition of golf courses and related facilities with other purchasers of golf course properties, including other golf course acquisition companies. According to the National Golf Foundation, there are approximately 16,000 golf courses in the United States. Ownership of these courses is extremely fragmented. The Company believes that the nation's 15 largest golf course owners and operators collectively own, lease, or manage approximately five percent of the courses in the United States. This fragmentation provides an excellent opportunity for the selective acquisition of quality golf course properties; however, the market for golf course acquisitions remains competitive.

  In certain markets, construction of new golf courses has increased in the last several years. Although such construction activity may add excess capacity to some local markets, the Company's experience indicates that well-managed and properly located facilities should continue to generate stable revenue growth. The Company's courses are generally located in communities with populations sufficient to absorb additional course development or in areas with significant barriers to new course construction (i.e., limited supply of suitable land, governmental restrictions, etc.). Consequently, new course development has not materially affected the Company's portfolio. In addition, the Company expects that new course development will provide numerous acquisition opportunities. Moreover, the new courses offer improved access for golfers, particularly beginners, women and juniors, which should ultimately increase the pool of golf customers.

Employees

  As of February 28, 2000, the Company and the Operating Partnership had 13 full-time employees including two regional vice presidents and two directors of business development who are dedicated on a full-time basis to the identification of golf courses to be acquired or financed.

  The President of the Company is employed and compensated by both the Operating Partnership and the Company. The Company believes that the allocation of his compensation between the Company and the Operating Partnership reflects the services provided by him with respect to each entity. The remainder of the employees are employed solely by the Operating Partnership. Royal Golf has no employees.

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

  Americans with Disabilities Act. The Golf Courses are subject to the Americans with Disabilities Act of 1990 (the "ADA"). The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" but generally requires that public facilities such as clubhouses and recreation areas be made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Under the Leases, the lessees are required to make any necessary modifications or improvements to comply with the ADA. The lessees and the Company have undertaken, where necessary, a capital improvement program to cause the public facilities at the Golf Courses to comply with the ADA. The expenditures for the modifications and improvements have not been material to the lessees.

Item 2. PROPERTIES

  As of February 28, 2000, the Golf Courses consisted of 148 golf courses that are geographically diversified and located in 25 states, with 25 Golf Courses in each of California and Texas, 19 in Arizona, seven in Ohio, six in each of Georgia, South Carolina and Virginia, five in each of Minnesota and Pennsylvania, four in each of Colorado, Florida, Illinois, Kansas, Oregon and Washington, three in each of Nevada and New Jersey, two in each of Maryland, Missouri, New Mexico, North Carolina, Oklahoma and Tennessee and one in each of Idaho and Louisiana. In addition, the Company holds participating mortgages on two Golf Courses, one in each of California and Nevada. The distribution of the Golf Courses reflects the Company's belief that geographic diversification provides stability of our income and helps insulate the portfolio from regional economic and climatic influences. Substantially all of the Golf Courses are located in areas with populations in excess of 250,000 people.

  Of the Company's 148 Golf Courses owned as of February 28, 2000, 94 are daily fee courses and 54 are private club courses. All of the Golf Courses are owned 100% in fee by either the Operating Partnership, Royal Golf or Pumpkin Ridge except for the three Golf Courses at Bear Creek Golf World, which are leased by the Operating Partnership under a ground lease expiring in 2022; Mesquite Golf & Country Club, of which a portion of the golf course is leased under various ground leases expiring between 2041 and 2043; Ridgeview Ranch Golf Course which is leased by the Operating Partnership under a ground lease expiring in 2025; and The Vineyard at Escondido Golf Club which is leased by the Operating Partnership under a ground lease expiring in 2025.

  Daily Fee Courses. Daily fee courses are open to the public and related amenities generally include practice facilities, small clubhouses with pro shops offering limited merchandise and a moderate food and beverage operation. Daily fee courses generate revenues principally through green fees, golf cart rentals and food, beverage and merchandise sales. Daily fee courses, excluding the Acquired Cobblestone Courses, generated $54 million of rent revenues to the Company in 1999 compared to $50.2 million in 1998.

  Private Club Courses. Private club courses are generally closed to the public and related amenities typically include practice facilities, large clubhouses with pro shops offering extensive merchandise, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities. Private club courses generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. As of December 31, 1999, the Company's private club courses had approximately 41,000 members. Private club courses, excluding the Acquired Cobblestone Courses, generated $35.6 million of rent revenues to the Company in 1999 compared to $33.1 million in 1998.

  The following table sets forth certain information regarding the Golf Courses as of February 28, 2000. The number of locations (134) differs from the number of Golf Courses because in some cases there is more than one Golf Course at a specific location. The number of courses at each location is indicated for locations with more than one course.

                      The Golf Courses--Daily Fee Courses

                                                          No. of      1999
            Course Name          Location (City, State)   Holes  Rent Revenues
            -----------          ----------------------   ------ --------------
                                                                 (In thousands)
  1  Canoa Hills Golf
     Course..................   Green Valley, Arizona       18       $   --(1)
  2  Continental Golf
     Course..................   Scottsdale, Arizona         18          450
  3  Coyote Lakes Golf Club..   Surprise, Arizona           18          120
  4  Desert Lakes Golf Club..   Fort Mojave, Arizona        18          413
  5  El Caro Golf Club.......   Phoenix, Arizona            18          255
  6  Foothills Golf Club,
     The.....................   Phoenix, Arizona            18           --(2)
  7  Kokopelli Golf Resort...   Gilbert, Arizona            18          744
  8  Lakes at Ahwatukee Golf
     Club, The...............   Phoenix, Arizona            18           --(2)
  9  Legend at Arrowhead,
     The.....................   Glendale, Arizona           18          629
 10  London Bridge Golf Club
     (2 Courses) ............   Lake Havasu City, Arizona   36          596
 11  Stonecreek Golf Course..   Phoenix, Arizona            18        1,074
 12  Superstition Springs
     Golf Club...............   Mesa, Arizona               18          664
 13  Villa De Paz Golf
     Course..................   Phoenix, Arizona            18          316
 14  Aptos Seascape Golf
     Course..................   Aptos, California           18        1,639
 15  BlackLake Golf Course...   Nipomo, California          27        1,131
 16  Camarillo Springs Golf
     Course..................   Camarillo, California       18        1,159
 17  Carmel Mountain Ranch
     Country Club............   San Diego, California       18          200
 18  Casta del Sol Golf
     Course..................   Mission Viejo, California   18          205
 19  Eagle Crest Golf Club...   Escondido, California       18           --(2)
 20  Lomas Santa Fe Executive
     Golf Course.............   Solana Beach, California    18          568
 21  Mesquite Golf & Country
     Club....................   Palm Springs, California    18          711
 22  Oakhurst Country Club...   Clayton, California         18          976
 23  Rancho San Joaquin Golf
     Course..................   Irvine, California          18        2,571
 24  San Geronimo Golf
     Course..................   San Geronimo, California    18          668
 25  Summitpointe Golf Club..   Milpitas, California        18        1,199
 26  Upland Hills Country
     Club....................   Upland, California          18          961
 27  Vineyard at Escondido
     Golf Club, The..........   Escondido, California       18           --(2)
 28  Vista Valencia Golf
     Course (2 Courses) .....   Valencia, California        27          956
 29  Arrowhead Golf Club.....   Littleton, Colorado         18        1,247
 30  Eagle Golf Club.........   Broomfield, Colorado        18          403
 31  Arrowhead Golf & Sports
     Club....................   Davie, Florida              18          374
 32  Baymeadows Golf Club....   Jacksonville, Florida       18          483
 33  Binks Forest Country
     Club....................   Wellington, Florida         18          407(3)
 34  Sabal Palm Golf Course..   Tamarac, Florida            18          547
 35  Summerfield Crossing
     Golf Club...............   Tampa, Florida              18          286
 36  Bradshaw Farm, The Golf
     Club at.................   Woodstock, Georgia          18          721
 37  Goshen Plantation
     Country Club............   Augusta, Georgia            18          330
 38  River's Edge Golf Club..   Fayetteville, Georgia       18          461
 39  Trophy Club of
     Appalachee, The.........   Dacula, Georgia             18           --(2)
 40  Trophy Club of Atlanta,
     The.....................   Alpharetta, Georgia         18           --(2)
 41  Ruffled Feathers Golf
     Course..................   Lemont, Illinois            18        1,110
 42  Tamarack Golf Club......   Naperville, Illinois        18          558
 43  Sugar Ridge Golf
     Course..................   Lawrenceburg, Indiana       18          126(3)
 44  Deer Creek Golf Club....   Overland Park, Kansas       18          886
 45  Dub's Dread Golf
     Course..................   Kansas City, Kansas         18          425
 46  Westwinds Country Club..   New Market, Maryland        18          339

--------
(1) Purchased in 2000
(2) Acquired Cobblestone Courses
(3) Sold in 1999

                                                                   No. of      1998
            Course Name               Location (City, State)       Holes  Rent Revenues
            -----------               ----------------------       ------ --------------
                                                                          (In thousands)
 47  Majestic Oaks Golf
     Club....................   Ham Lake, Minnesota                  45        1,237
      (3 Courses)
 48  Links at Northfork,
     The.....................   Ramsey, Minnesota                    18          408
 49  Woodland Creek Golf
     Course..................   Andover, Minnesota                    9           55
 50  Royal Meadows Golf
     Course..................   Kansas City, Missouri                27          288
      (2 Courses)
 51  Las Vegas National Golf
     Club....................   Las Vegas, Nevada                    18        2,568
 52  Painted Desert Golf
     Course..................   Las Vegas, Nevada                    18        1,005
 53  Wildhorse Country Club..   Henderson, Nevada                    18        1,319
 54  Beaver Brook Country
     Club....................   Clinton, New Jersey                  18          884
 55  Brigantine Golf Links...   Brigantine, New Jersey               18          419
 56  Rancocas Golf Club......   Willingboro, New Jersey              18          535
 57  Paradise Hills Golf
     Course..................   Albuquerque, New Mexico              18          573
 58  Carolina Shores Golf &
     Country Club............   Calabash, North Carolina             18          709
 59  Pawtuckett Golf Club....   Charlotte, North Carolina            18          190
 60  Bent Tree Golf Club.....   Columbus, Ohio                       18          473
 61  Fowler's Mill Golf
     Course..................   Chesterland, Ohio                    27          715
 62  Royal American Golf
     Links...................   Township of Harlem, Ohio             18           50
 63  Country Club of Hershey,
     South Course............   Hershey, Pennsylvania                18          260
 64  Golden Oaks Country
     Club....................   Fleetwood, Pennsylvania              18          608
 65  Hickory Heights Golf
     Club....................   Bridgeville, Pennsylvania            18          313
 66  Colonial Charters Golf
     Course..................   Longs, South Carolina                18          510
 67  Port Royal Golf &
     Racquet Club............   Hilton Head Island, South Carolina   54        2,920
      (3 Courses)
 68  Shipyard Golf Club......   Hilton Head Island, South Carolina   27        1,444
 69  Stono Ferry, The Links
     at......................   Charleston, South Carolina           18          181
 70  Forrest Crossing Golf
     Course..................   Nashville, Tennessee                 18          348
 71  Bear Creek Golf World...   Houston, Texas                       54        1,585
      (3 Courses)
 72  Blackstone Golf Club....   Frisco, Texas                        18           -- (2)
 73  Lake Houston Golf Club..   Huffman, Texas                       18          219 (4)
 74  Longwood Golf Club......   Houston, Texas                       27        1,135
 75  Pecan Valley Golf Club..   San Antonio, Texas                   18          607
 76  Ridgeview Ranch Country
     Club....................   Plano, Texas                         18           -- (2)
 77  Riverchase Golf Club....   Coppell, Texas                       18        1,181
 78  Riverside Golf Club.....   Grand Prairie, Texas                 18          760
 79  Southwyck Golf Club.....   Pearland, Texas                      18          606
 80  Woodlake Country Club...   San Antonio, Texas                   18           -- (2)(4)
 81  Chesapeake Golf Club....   Chesapeake, Virginia                 18          499
 82  Honey Bee Golf Club.....   Virginia Beach, Virginia             18          575
 83  Kiskiack Golf Club......   Williamsburg, Virginia               18           -- (2)
 84  Reston National Golf
     Course..................   Reston, Virginia                     18        1,060
 85  Virginia Oaks Golf
     Club....................   Gainesville, Virginia                18           -- (2)
 86  Capitol City Golf Club..   Olympia, Washington                  18          330
 87  Classic Golf Club, The..   Spanaway, Washington                 18          268
 88  Lake Wilderness Golf
     Course..................   Maple Valley, Washington             18          272
                                                                             -------
        Total Daily Fee
        Courses..............                                                $54,017
                                                                             =======

--------
(2) Acquired Cobblestone Courses
(4) Sold in 2000

                     The Golf Courses--Private Club Courses

                                                             No. of      1999
            Course Name            Location (City, State)    Holes  Rent Revenues
            -----------            ----------------------    ------ --------------
                                                                    (In thousands)
  1  Ahwatukee Country Club..   Phoenix, Arizona               18      $     --(2)
  2  Ancala Country Club.....   Scottsdale, Arizona            18           999
  3  Arrowhead Country Club..   Glendale, Arizona              18           617
     Red Mountain Ranch
  4  Country Club............   Mesa, Arizona                  18            --(2)
  5  Tatum Ranch Golf Club...   Cave Creek, Arizona            18         1,165
     Canyon Oaks Country
  6  Club....................   Chico, California              18           480
  7  Escondido Country Club..   Escondido, California          18           812
  8  Monterey Country Club...   Palm Desert, California        27           924
     Palm Valley Country Club
  9  (2 Courses).............   Palm Desert, California        36         1,648
 10  SeaCliff Country Club...   Huntington Beach, California   18         1,717
     Spanish Hills Country
 11  Club....................   Camarillo, California          18         1,759
     Sunset Hills Country
 12  Club....................   Thousand Oaks, California      18         1,407
 13  Wood Ranch Golf Club....   Simi Valley, California        18         1,299
     Heather Ridge Country
 14  Club....................   Aurora, Colorado               18           345
 15  Pinery Country Club.....   Denver, Colorado               27           650
     Crescent Oaks Country
 16  Club....................   Clearwater, Florida            18           140 (3)
     Brookstone Golf &
 17  Country Club............   Acworth, Georgia               18           794
     The Plantation Golf
 18  Club....................   Boise, Idaho                   18           294
     Eagle Brook Country
 19  Club....................   Geneva, Illinois               18         1,009
     Mission Hills Country
 20  Club....................   Northbrook, Illinois           18           861
     Highlands Golf & Supper
 21  Club....................   Hutchinson, Kansas             18           110
 22  Tallgrass Country Club..   Wichita, Kansas                18           347
     Shenandoah Country
 23  Club....................   Baton Rouge, Louisiana         18           215
 24  Hunt Valley Golf Club...   Phoenix, Maryland              27         1,790
 25  Tanoan Country Club.....   Albuquerque, New Mexico        27         1,412
     Brandywine Country
 26  Club....................   Maumee, Ohio                   27           779
 27  Ivy Hills Country Club..   Cincinnati, Ohio               18           205
 28  Oakhurst Country Club...   Grove City, Ohio               18           461
 29  Royal Oak Country Club..   Cincinnati, Ohio               18           429
     Meadowbrook Country
 30  Club....................   Tulsa, Oklahoma                18           464
 31  The Trails..............   Norman, Oklahoma               18           273
 32  Creekside Golf Club.....   Salem, Oregon                  18           652
 33  Oregon Golf Club, The...   West Linn, Oregon              18         1,173
     Country Club of Hershey
 34  (2 Courses).............   Hershey, Pennsylvania          36         1,119
     Gettysvue Polo, Golf &
 35  Country Club............   Knoxville, Tennessee           18           289
     Berry Creek Country
 36  Club....................   Georgetown, Texas              18           614
     Diamond Oaks Country
 37  Club....................   Fort Worth, Texas              18           574
 38  Eldorado Country Club...   McKinney, Texas                18           870
     Great Southwest Golf
 39  Club....................   Grand Prairie, Texas           18           916
 40  Los Rios Country Club...   Plano, Texas                   18            --(2)
 41  Oakridge Country Club...   Garland, Texas                 18           440
     Pecan Grove Country
 42  Club....................   Richmond, Texas                27            --(2)
     Sonterra, The Club at (2
 43  Courses)................   San Antonio, Texas             36         2,945
     Sweetwater Country Club
 44  (2 Courses).............   Sugarland, Texas               36           486
 45  Thorntree Country Club..   DeSoto, Texas                  18            --(2)

--------
(2) Acquired Cobblestone Course

(3) Sold in 1999

                                                          No. of      1999
             Course Name          Location (City, State)  Holes  Rent Revenues
             -----------          ----------------------  ------ --------------
                                                                 (In thousands)
     Walden on Lake Houston
 46  Country Club..............   Humble, Texas             18           428
 47  Willow Fork Country Club..   Katy, Texas               18           398
 48  Woodhaven Country Club....   Forth Worth, Texas        18           321
 49  Brandermill Country Club..   Midlothian, Virginia      18            --(2)
 50  Bear Creek Country Club...   Woodinville, Washington   18           933
                                                                    --------
     Total Private Club
     Courses...................                                     $ 35,563
                                                                    ========
     Acquired Cobblestone
     Courses...................                                     $ 17,102
                                                                    ========
     Total All Courses.........                                     $106,682
                                                                    ========

--------
(2) Acquired Cobblestone Courses

                    The Golf Courses-Owned by Joint Venture

                                         Location (City,    No. of   Type of
     Course Name                             State)         Holes     Course
     -----------                         ---------------    ------ ------------
     Pumpkin Ridge Golf Club (Ghost
  1  Creek)........................   Cornelius, Oregon       18   Daily Fee
     Pumpkin Ridge Golf Club (Witch
  2  Hollow).......................   Cornelius, Oregon       18   Private Club

                         Participating Mortgage Loans

                                                                       1999
                                         Location (City,    No. of   Interest
     Course Name                             State)         Holes     Income
     -----------                         ---------------    ------ ------------
                                                                       (In
                                                                    thousands)
  1  El Camino Country Club........   Oceanside, California   18      $  833
  2  Badlands Golf Course..........   Las Vegas, Nevada       27       1,315
                                                                   ------------
                                                                      $2,148
                                                                   ============

Capital Improvements

  Under the Leases, the lessees are required to maintain each Golf Course in good order, repair and appearance. Capital improvements for which the Company is responsible would be limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For the Golf Courses acquired through February 28, 2000, the Company is required under the Leases to pay for various remaining capital improvements totaling approximately $20.1 million, $19.7 million of which will be paid by the end of the year 2001. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to our expected standards. Upon the Company's funding of such capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the term of the Leases, the Company's investment in such improvements. Any subsequent capital improvements are the responsibility of the lessees.

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

                                                    High     Low    Distribution
                                                  -------- -------- ------------
   1999
   Fourth quarter................................ $  22.25 $18.6875     $.45
   Third quarter.................................  24.4375  20.4375      .45
   Second quarter................................    27.50    23.00      .44
   First quarter.................................    29.25  21.3125      .44

   1998
   Fourth quarter................................ $ 29.375 $ 24.875     $.44
   Third quarter.................................  31.1875  23.4375      .44
   Second quarter................................  32.0625    28.50      .43
   First quarter.................................  32.9375  28.5625      .43

  b) Holders

  The number of record holders of the Company's Common Stock was 718 as of February 28, 2000. The number of street name stockholders is estimated at 14,500.

  c) Distributions

  The Company paid distributions to stockholders of $1.77 per share in 1999, of which $1.56 represents ordinary income and $0.21 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share, $0.36 per share represents return of capital. In 1998, the Company paid distributions to stockholders of $1.73 per share, of which $1.61 represents ordinary income and $0.12 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share, $0.40 per share represents return of capital. In order to maintain its qualification in 1999 and 1998 as a REIT for federal income tax purposes, the Company was required to make distributions to its stockholders of at least $1.44 and $1.46 per share, respectively. In addition, on January 18, 2000, the Company declared a quarterly distribution for the fourth quarter of 1999 of $0.45 per share to stockholders of record on January 31, 2000, which was paid on February 15, 2000.

Item 6. SELECTED FINANCIAL DATA

  The selected financial data included in this table is derived from the Company's consolidated financial statements for the years presented, which have been audited by PricewaterhouseCoopers LLP.

                                        Year ended December 31,
                              ------------------------------------------------
                                1999      1998      1997      1996      1995
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
Statement of Operations
 Data:
Revenues
  Rent......................  $106,682  $ 83,350  $ 74,316  $ 58,898  $ 45,931
  Equity in income from
   joint venture............       428       385       119       --        --
  Gain on sale of
   properties...............     3,216       --        158     1,199     1,893
                              --------  --------  --------  --------  --------
    Total revenues..........   110,326    83,735    74,593    60,097    47,824
                              ========  ========  ========  ========  ========
Expenses
  General & administrative..     4,933     5,156     5,336     4,734     4,258
  Depreciation &
   amortization.............    36,398    27,079    24,758    19,124    14,027
                              --------  --------  --------  --------  --------
    Total...................    41,331    32,235    30,094    23,858    18,285
                              --------  --------  --------  --------  --------
  Interest expense..........   (34,030)  (20,350)  (19,810)  (14,067)   (8,793)
  Interest income...........     2,640     1,170       364     2,110     4,144
  Gain on property
   condemnation.............       --      1,493       --        --        --
  Gain on insurance
   proceeds.................     2,002       --      2,231       --        --
  Treasury lock settlement..    (2,016)      --        --        --        --
  Other income..............       267       352       521       238       114
                              --------  --------  --------  --------  --------
Income before provision for
 taxes and minority
 interest...................    37,858    34,165    27,805    24,520    25,004
Provision for taxes.........        19      (231)     (223)     (256)     (352)
                              --------  --------  --------  --------  --------
Income before minority
 interest...................    37,877    33,934    27,582    24,264    24,652
Minority interest...........   (20,617)  (17,292)  (12,003)  (10,852)  (11,366)
                              --------  --------  --------  --------  --------
Net income..................  $ 17,260  $ 16,642  $ 15,579  $ 13,412  $ 13,286
                              ========  ========  ========  ========  ========
Basic earnings per share....  $   1.41  $   1.33  $   1.26  $   1.19  $   1.25
Weighted average number of
 shares.....................    12,245    12,497    12,368    11,317    10,622
Diluted earnings per share..  $   1.37  $   1.32  $   1.25  $   1.17  $   1.25
Weighted average number of
 shares.....................    12,598    12,599    12,512    11,420    10,643

                                                  December 31,
                                  --------------------------------------------
                                    1999     1998     1997     1996     1995
                                  -------- -------- -------- -------- --------
                                     (In thousands, except per share data)
Balance Sheet Data:
Real estate before accumulated
 depreciation.................... $878,070 $663,018 $601,882 $515,794 $362,068
Total assets.....................  781,905  597,295  535,314  469,945  347,967
Total debt.......................  450,331  283,405  299,032  230,590  144,983
Minority interest................  194,071  166,655   96,007   98,551   90,609
Stockholders' equity.............  121,501  132,224  134,890  137,670  110,298
Cash distributions declared per
 share...........................     1.78     1.74     1.70     1.66     1.61

                                       Year ended December 31,
                            -------------------------------------------------
                              1999       1998      1997      1996      1995
                            ---------  --------  --------  --------  --------
                                (In thousands, except property data)
Other Data:
Company's funds from
 operations(1)............. $  34,087  $ 31,203  $ 27,851  $ 23,215  $ 19,641
Cash flows from (used in):
  Operating activities.....    68,228    60,333    55,576    44,217    36,383
  Investing activities.....  (204,343)  (77,483)  (94,408)  (68,481)  (76,019)
  Financing activities.....   136,895    17,163    29,306    28,399    42,639
Number of courses..........       149       130       123       114        81
Number of locations........       135       116       112       104        72

--------
(1) The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income. Funds from operations is considered by the Company's management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which the Company's management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 1999, 1998, 1997, 1996 and 1995.

                                       For the year ended December 31,
                                   -------------------------------------------
                                    1999     1998     1997     1996     1995
                                   -------  -------  -------  -------  -------
                                               (In thousands)
  Net income...................... $17,260  $16,642  $15,579  $13,412  $13,286
  Distributions--Preferred Units..  (7,392)  (4,797)     --       --       --
  Minority interest...............  20,617   17,292   12,003   10,852   11,366
  Depreciation and amortization...  36,758   27,472   24,883   19,124   14,027
  Gain on property condemnation...     --    (1,493)     --       --       --
  Gain on insurance proceeds......  (2,002)     --    (2,231)     --       --
  Gain on sale of properties......  (3,216)     --      (158)  (1,199)  (1,893)
  Treasury lock...................   2,016      --       --       --       --
  Straight-line rents.............  (3,391)     --       --       --       --
  Deferred compensation plan
   adjustment.....................    (589)     --       --       --       --
  Excess land sales...............    (259)    (342)    (469)     --       --
  Write off of option payable.....     --       --       --       --      (101)
  Amortization--loan costs........     --      (241)    (227)    (147)    (195)
  Depreciation--corporate.........     (74)     (87)     (69)     (47)     (43)
                                   -------  -------  -------  -------  -------
  Funds from operations........... $59,728  $54,446  $49,311  $41,995  $36,447
  Company's share of funds from
   operations.....................   57.07%   57.31%   56.48%   55.28%   53.89%
                                   -------  -------  -------  -------  -------
  Company's funds from
   operations..................... $34,087  $31,203  $27,851  $23,215  $19,641
                                   =======  =======  =======  =======  =======

  In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, to buy-back the Company's Common Stock if authorized by the Board of Directors, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

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

  The discussion of the results of operations compares the year ended December 31, 1999 with the year ended December 31, 1998 and the year ended December 31, 1998 with the year ended December 31, 1997.

Results of Operations

 Comparison of year ended December 31, 1999 to year ended December 31, 1998

  Net income increased by $618,000 to $17,260,000 for the year ended December 31, 1999 compared to $16,642,000 for the year ended December 31, 1998. The increase was primarily attributable to an increase in (i) rent revenues of approximately $23,332,000; (ii) gain on sale of properties of approximately $3,216,000; (iii) interest income of approximately $1,470,000; and (iv) gain on insurance proceeds of approximately $2,002,000, which was offset by (i) an increase in depreciation and amortization expense of approximately $9,319,000;
(ii) a decrease in gain on property condemnation of approximately $1,493,000;
(iii) an increase in interest expense of approximately $13,680,000; (iv) an increase in treasury lock settlement of $2,016,000; and (v) an increase in income applicable to minority interest of approximately $3,325,000.

  The increase in rent revenues is due to (i) the acquisition of 22 golf course properties and three leasehold rights during 1999, which accounted for approximately $18,628,000 of the increase; (ii) a full year of rent in 1999 on seven golf course properties acquired in 1998, which accounted for approximately $2,684,000 of the increase; (iii) an increase in base rent of approximately $405,000 for the Golf Courses owned as of December 31, 1997; and
(iv) an increase in percentage rent of approximately $1,615,000 for the Golf Courses owned as of December 31, 1997. The increase in depreciation and amortization expense was due to an increase in depreciation expense of approximately $7,870,000 and an increase in amortization expense of approximately $1,449,000. The increase in depreciation expense was primarily due to (i) the acquisition of 22 golf course properties during 1999, which accounted for approximately $6,047,000 of the increase and (ii) a full year of depreciation expense in 1999 on seven golf course properties acquired in 1998, which accounted for approximately $1,468,000 of the increase, which is offset by a decrease in depreciation expense due to the sale of three Golf Courses, which accounted for approximately $163,000 of the decrease. The increase in amortization expense was primarily due to the acquisition of three leasehold rights, which accounted for approximately $1,758,000 of the increase.

  The increase in interest income was primarily due to (i) the participating mortgage loan of approximately $12.6 million made during the year and (ii) a full year of interest income in 1999 on the participating mortgage loan made in 1998. The increase in gain on insurance proceeds was due to various claims made at seven of the Golf Courses. The Company plans on applying the insurance proceeds to repairs and improvements at such Golf Courses.

  The increase in interest expense was primarily due to the increase in outstanding advances and LIBOR and base rate margins under the Company's credit facility. At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the statement of operations. The increase in income applicable to minority interest was primarily due to income allocated to holders of Preferred Units.

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

  The increase in rent revenues is due to (i) the acquisition of seven golf course properties during 1998, which accounted for approximately $1,758,000 of the increase; (ii) a full year of rent in 1998 on nine golf course properties acquired in 1997, which accounted for approximately $4,129,000 of the increase; (iii) an increase in base rent of approximately $2,573,000 for the Golf Courses owned as of December 31, 1996; and (iv) an increase in percentage rent of approximately $574,000 for the Golf Courses owned as of December 31, 1996. The increase in depreciation and amortization expense was due to an increase in depreciation expense of approximately $2,559,000, which was offset by a decrease in amortization expense of approximately $238,000. The increase in depreciation expense was primarily due to (i) the acquisition of seven golf course properties during 1998, which accounted for approximately $812,000 of the increase and (ii) a full year of depreciation expense in 1998 on nine golf course properties acquired in 1997, which accounted for approximately $2,075,000 of the increase. The decrease in amortization expense was primarily due to certain covenants becoming fully amortized.

  The increase in interest income was primarily due to the participating mortgage loan of approximately $22.6 million made during the year. The increase in gain on property condemnation was due to the State of North Carolina condemning four golf holes at one of the Company's Golf Courses for a state highway project. The Company purchased land adjacent to the Golf Course sufficient to replace the condemned holes and the condemnation proceeds were used to acquire the land and design and construct the new golf holes. The decrease in gain on insurance proceeds was due to a fire completely destroying a clubhouse at one of the Golf Courses during 1997. The Company applied the insurance proceeds to rebuild the clubhouse. The increase in interest expense was primarily attributable to the increase in outstanding advances under the Company's credit facility. The increase in income applicable to minority interest was primarily due to income allocated to holders of Preferred Units.

Liquidity and Capital Resources

  At December 31, 1999, the Company had approximately $2.7 million in cash and investments, mortgage loans of approximately $27.9 million, mortgage indebtedness of approximately $30.9 million and unsecured indebtedness of approximately $419.4 million. The $450.3 million aggregate principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.48%. Of the $450.3 million of debt, $196 million is fixed-rate debt and is payable either monthly, quarterly, semi-annually or annually and matures between 2000 and 2008.

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

  The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For the Golf Courses acquired through February 28, 2000, the Company is required under the Leases to pay for various remaining capital improvements totaling approximately $20.1 million, $19.7 million of which will be paid during the next two years. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the term of the Leases, the Company's investment in such improvements. Any subsequent capital improvements are the responsibility of the lessees.

  Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or Common Units as consideration for such purchases.

  In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's Common Stock. At February 28, 2000, the number of shares purchased under this authorization was 444,800 for a total cost of approximately $9.1 million. The shares repurchased are considered "authorized but unissued."

  On July 30, 1999, the Company amended its $300 million unsecured revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent (now known as Bank One). The amended credit facility splits the $300 million revolving credit facility into (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "New Credit Facility"). Advances under the New Credit Facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the Revolver will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver terminates on March 29, 2002, but may be extended by the Company for an additional year if approved by a specified number of the lenders under the New Credit Facility. The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004. The New Credit Facility eliminates the requirement under the old credit facility for the Company to obtain certain modifications of the covenants applicable to its $175 million fixed-rate unsecured senior notes. At December 31, 1999 and February 28, 2000 there were outstanding advances under the New Credit Facility of $249 million and $259 million, respectively.

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

  The Company may finance future acquisitions of golf course properties with additional borrowings under the Revolver or with issuances of the Company's or the Operating Partnership's equity or debt securities. In the future, the Company also may refinance a portion of the New Credit Facility with issuances of such debt or equity securities. Any such offering which involves the sale of the equity securities of the Company could adversely affect the market price of shares of the Company's Common Stock held by the Company's existing stockholders.

  In 1999, the Company purchased 25 Golf Courses, including the long-term leasehold interests in five golf courses, for an aggregate initial investment of approximately $200.8 million and made one participating mortgage loan of approximately $12.6 million, which investment was financed by approximately $16.8 million of cash from operations, approximately $182.7 million of advances under the Company's credit facility, $8.2 million of proceeds from sale of properties, and $5.7 million of assumed notes. Between December 31, 1999 and February 28, 2000, the Company purchased one Golf Course for an initial investment of approximately $3.6 million, which the Company financed with approximately $1.9 million of advances under the Company's credit facility and $1.7 million of proceeds from sale of properties.

  The limited partners of the Operating Partnership have the right, in each twelve-month period ending August 18, to sell up to one-third of their Common Units to the Company or exchange for shares of Common Stock up to the greater of 75,000 Common Units or one-third of their Common Units. If the Common Units are sold for cash, the Company will have the option to pay for such Common Units with available cash, borrowed funds or from the proceeds of an offering of Common Stock. If the Common Units are exchanged for shares of Common Stock, the limited partners will receive one share of Common Stock for each Common Unit exchanged.

 Comparison of cash flow statement for year ended December 31, 1999 to year ended December 31, 1998

  Net cash provided by operating activities increased by $7,895,000 to $68,228,000 for the year ended December 31, 1999 compared to $60,333,000 for the year ended December 31, 1998. The increase was primarily attributable to an increase in rent revenues of approximately $23,332,000, which was offset by an increase in interest expense of approximately $13,680,000.

  Net cash used by investing activities increased by $126,860,000 to $204,343,000 for the year ended December 31, 1999 compared to $77,483,000 for the year ended December 31, 1998. The increase was primarily attributable to an increase in the purchase of Golf Courses of approximately $153,728,000.

  Net cash provided by financing activities increased by $119,732,000 to $136,895,000 for the year ended December 31, 1999 compared to $17,163,000 for the year ended December 31, 1998. The increase was primarily attributable to an increase in proceeds from notes payable of approximately $490,850,000, which was offset by (i) an increase in principal payments on notes payable of approximately $313,823,000, and (ii) a decrease in net proceeds from Preferred Units of approximately $38,943,000.

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

  Net cash used by investing activities decreased by $16,925,000 to $77,483,000 for the year ended December 31, 1998 compared to $94,408,000 for the year ended December 31, 1997. The decrease was primarily attributable to
(i) an increase in issuance of mortgage loans of approximately $22,649,000;
(ii) a decrease in the purchase of Golf Courses of approximately $32,754,000; and (iii) a decrease in investment in joint venture of approximately $8,109,000.

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

  The Company has not experienced a business interruption or other adverse affects as a result of the calendar change to the year 2000. The Company has contacted its tenants and has been informed that there have been no significant year 2000 events which would cause a business interruption or failure. However, the Company is continuing to monitor its tenants.

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

  The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 1999, 1998 and 1997.

                                                     For the year ended
                                                        December 31,
                                                   ---------------------------
                                                    1999      1998      1997
                                                   -------   -------   -------
                                                       (In thousands)
Net income........................................ $17,260   $16,642   $15,579
Distributions--Preferred Units....................  (7,392)   (4,797)      --
Minority interest.................................  20,617    17,292    12,003
Depreciation and amortization.....................  36,758    27,472    24,883
Gain on property condemnation.....................     --     (1,493)      --
Gain on insurance proceeds........................  (2,002)      --     (2,231)
Gain on sale of properties........................  (3,216)      --       (158)
Treasury lock.....................................   2,016       --        --
Straight-line rents...............................  (3,391)      --        --
Deferred compensation plan adjustment.............    (589)      --        --
Excess land sales.................................    (259)     (342)     (469)
Amortization--loan costs..........................     --       (241)     (227)
Depreciation--corporate...........................     (74)      (87)      (69)
                                                   -------   -------   -------
Funds from operations............................. $59,728   $54,446   $49,311
Company's share of funds from operations..........   57.07 %   57.31 %   56.48 %
                                                   -------   -------   -------
Company's funds from operations................... $34,087   $31,203   $27,851
                                                   =======   =======   =======

  In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, to buy-back the Company's Common Stock if authorized by the Board of Directors, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

 Comparison of funds from operations for year ended December 31, 1999 to year ended December 31, 1998

  Funds from operations increased by $5,282,000 to $59,728,000 for the year ended December 31, 1999 compared to $54,446,000 for the year ended December 31, 1998. The increase was primarily attributable to an increase in rent revenues of approximately $23,332,000, which was offset by an increase in (i) interest expense of approximately $13,680,000 and (ii) distributions on Preferred Units of approximately $2,595,000.

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

New Pronouncements Issued But Not Yet Effective

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," defers the effective date for one year to January 1, 2001. The Company anticipates that implementing SFAS 133 will not materially impact the Company's financial condition or results of operations. As of February 28, 2000, the Company is not participating in any such activities and does not have any such instruments recorded on the balance sheet.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's primary market risk exposure is interest rate risk. The Company has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed-rate, long-term debt to total debt such that variable-rate exposure is kept at an acceptable level, (2) using interest rate fixing strategies where appropriate to fix rates on anticipated debt transactions, and (3) taking advantage of favorable market conditions for long-term debt and/or equity.

  The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair value ("FV") at December 31, 1999 (dollars in thousands):

                              For the Year Ended December 31,
                          -------------------------------------------
                           2000    2001      2002     2003     2004    Thereafter  Total       FV
                          ------  -------  --------  ------  --------  ---------- --------  --------
Long-term debt:
  Fixed-rate............  $8,563  $26,037  $  7,172  $7,744  $ 46,060   $100,407  $195,983  $189,077
  Average interest
   rate.................    7.72%    7.09%     8.39%   8.39%     8.59%      8.21%     8.12%
  Variable-rate.........     161      179   149,199     221   100,246      4,342   254,348   254,348
  Average interest
   rate.................   10.74%   10.74%     8.43%  10.74%     9.12%     10.74%     8.75%
                          ------  -------  --------  ------  --------   --------  --------  --------
   Total debt...........  $8,724  $26,216  $156,371  $7,965  $146,306   $104,749  $450,331  $443,425
                          ======  =======  ========  ======  ========   ========  ========  ========

  In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% increase in interest rates would have an approximate $2.5 million increase in interest expense based on $254.3 million outstanding at December 31, 1999.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Golf Properties, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of National Golf Properties, Inc. at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As described in Note 1(i), the Company changed their method of accounting for contingent rental income during the year ended December 31, 1998.

                                          PricewaterhouseCoopers LLP

Los Angeles, California
March 13, 2000

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             December 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
                         ASSETS
                         ------

Property
  Land................................................... $  98,918  $  77,317
  Buildings..............................................   255,833    202,920
  Ground improvements....................................   417,941    332,066
  Furniture, fixtures and equipment......................    49,893     39,341
  Leasehold rights.......................................    31,543        --
  Construction in progress...............................    23,942     11,374
                                                          ---------  ---------
                                                            878,070    663,018
  Less: accumulated depreciation.........................  (152,974)  (121,095)
                                                          ---------  ---------
    Net property.........................................   725,096    541,923
Cash and cash equivalents................................     2,491      1,711
Investments..............................................       200      1,295
Mortgage notes receivable................................    27,855     24,849
Investment in joint venture..............................     7,286      7,630
Due from affiliate.......................................       --         958
Other assets, net........................................    18,977     18,929
                                                          ---------  ---------
    Total assets......................................... $ 781,905  $ 597,295
                                                          =========  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Notes payable............................................ $ 450,331  $ 283,405
Accounts payable and other liabilities...................     9,632     15,011
Due to affiliate.........................................     6,370        --
                                                          ---------  ---------
    Total liabilities....................................   466,333    298,416
                                                          ---------  ---------
Minority interest........................................   194,071    166,655
                                                          ---------  ---------

Commitments and contingencies (Note 8)

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized--none issued...............................       --         --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 12,204,245 and 12,519,745 shares issued
   and outstanding at December 31, 1999 and 1998,
   respectively .........................................       122        125
  Additional paid in capital.............................   125,597    135,205
  Unamortized restricted stock compensation..............    (4,218)   ( 3,106)
                                                          ---------  ---------
    Total stockholders' equity...........................   121,501    132,224
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 781,905  $ 597,295
                                                          =========  =========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       For the year ended
                                                          December 31,
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
Revenues:
  Rent from affiliate............................. $104,817  $ 79,652  $ 71,087
  Rent............................................    1,865     3,698     3,229
  Equity in income from joint venture.............      428       385       119
  Gain on sale of properties......................    3,216       --        158
                                                   --------  --------  --------
    Total revenues................................  110,326    83,735    74,593
                                                   --------  --------  --------
Expenses:
  General and administrative......................    4,933     5,156     5,336
  Depreciation and amortization...................   36,398    27,079    24,758
                                                   --------  --------  --------
    Total expenses................................   41,331    32,235    30,094
                                                   --------  --------  --------
  Operating income................................   68,995    51,500    44,499
Other income (expense):
  Interest income from affiliates.................      833       --        --
  Interest income.................................    1,807     1,170       364
  Gain on property condemnation...................      --      1,493       --
  Gain on insurance proceeds......................    2,002       --      2,231
  Other income....................................      267       352       521
  Treasury lock settlement........................   (2,016)      --        --
  Interest expense................................  (34,030)  (20,350)  (19,810)
                                                   --------  --------  --------
Income before taxes and minority interest.........   37,858    34,165    27,805
Benefit (provision) for taxes.....................       19      (231)     (223)
                                                   --------  --------  --------
Income before minority interest...................   37,877    33,934    27,582
Income applicable to minority interest............  (20,617)  (17,292)  (12,003)
                                                   --------  --------  --------
Net income........................................ $ 17,260  $ 16,642  $ 15,579
                                                   ========  ========  ========
Basic earnings per share.......................... $   1.41  $   1.33  $   1.26
Weighted average number of shares.................   12,245    12,497    12,368
Diluted earnings per share........................ $   1.37  $   1.32  $   1.25
Weighted average number of shares.................   12,598    12,599    12,512

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                            Additional             Unamortized
                         Number of   Common  Paid in   Accumulated Restricted
                           Shares    Stock   Capital     Deficit      Stock     Total
                         ----------  ------ ---------- ----------- ----------- --------
Balance at December 31,
 1996................... 12,303,720   $123   $142,265   $ (1,360)    $(3,358)  $137,670
 Amortization of
  restricted stock......        --     --         --         --        1,532      1,532
 Issuance of restricted
  stock.................     52,000    --       1,840        --       (1,840)       --
 Forfeiture of
  restricted stock......    (20,000)   --        (570)       --          570        --
 Exercise of stock
  options...............     72,475      1      1,438        --          --       1,439
 Distributions paid
  ($1.69 per share).....        --     --      (5,332)   (15,579)        --     (20,911)
 Allocation for minority
  interest in the
  Operating
  Partnership...........        --     --        (419)       --          --        (419)
 Net income.............        --     --         --      15,579         --      15,579
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1997................... 12,408,195    124    139,222     (1,360)     (3,096)   134,890
 Amortization of
  restricted stock......        --     --         --         --        1,560      1,560
 Issuance of restricted
  stock.................     52,000    --       1,570        --       (1,570)       --
 Exercise of stock
  options...............     59,550      1      1,210        --          --       1,211
 Distributions paid
  ($1.73 per share).....        --     --      (6,346)   (15,282)        --     (21,628)
 Allocation for minority
  interest in the
  Operating
  Partnership...........        --     --        (451)       --          --        (451)
 Net income.............        --     --         --      16,642         --      16,642
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1998................... 12,519,745    125    135,205        --       (3,106)   132,224
 Amortization of
  restricted stock......        --     --         --         --        1,533      1,533
 Issuance of restricted
  stock.................     97,000      1      2,645        --       (2,645)         1
 Exercise of stock
  options...............     32,300    --         658        --          --         658
 Repurchase of stock....   (444,800)    (4)    (9,097)       --          --      (9,101)
 Distributions paid
  ($1.77 per share).....        --     --      (5,002)   (17,260)        --     (22,262)
 Deferred compensation
  plan adjustment.......        --     --      (2,974)       --          --      (2,974)
 Allocation for minority
  interest in the
  Operating
  Partnership...........        --     --       4,162        --          --       4,162
 Net income.............        --     --         --      17,260         --      17,260
                         ----------   ----   --------   --------     -------   --------
Balance at December 31,
 1999................... 12,204,245   $122   $125,597   $    --      $(4,218)  $121,501
                         ==========   ====   ========   ========     =======   ========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                For the year ended December
                                                            31,
                                                ------------------------------
                                                  1999       1998       1997
                                                ---------  ---------  --------
Cash flows from operating activities:
  Net income................................... $  17,260  $  16,642  $ 15,579
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization..............    36,398     27,079    24,758
    Amortization of loan costs.................     1,082        --        --
    Amortization of restricted stock...........     1,533      1,560     1,532
    Minority interest in earnings..............    20,617     17,292    12,003
    Distributions from joint venture, net of
     equity in income..........................       344        393       124
    Gain on insurance proceeds.................    (2,002)       --     (2,231)
    Gain on property condemnation..............       --      (1,493)      --
    Gain on sale of properties.................    (3,216)       --       (158)
    Straight-line rents........................    (3,391)       --        --
    Other adjustments..........................     1,746         11        71
    Changes in assets and liabilities:
      Other assets.............................    (1,684)    (2,331)    1,863
      Accounts payable and other liabilities...       767      2,378     2,480
      Due from/to affiliate....................    (1,226)    (1,198)     (445)
                                                ---------  ---------  --------
        Net cash provided by operating
         activities............................    68,228     60,333    55,576
                                                ---------  ---------  --------
Cash flows from investing activities:
  Purchase of available-for-sale securities....    (1,954)    (5,607)   (7,623)
  Proceeds from sale of available-for-sale
   securities..................................     3,049      5,526     6,694
  Issuance of mortgage note receivable.........   (12,655)   (22,649)      --
  Proceeds from mortgage notes receivable......     9,649        --        732
  Loan costs on mortgage note issued...........       (67)      (147)      --
  Proceeds from short-term investment..........       --         366       --
  Treasury lock settlement.....................    (2,345)        --       --
  Purchase of property and related assets......  (210,461)   (56,733)  (89,487)
  Investment in joint venture..................       --         (19)   (8,128)
  Proceeds from sale of properties and related
   assets......................................    10,441      1,780     3,404
                                                ---------  ---------  --------
        Net cash used by investing activities..  (204,343)   (77,483)  (94,408)
                                                ---------  ---------  --------
Cash flows from financing activities:
  Principal payments on notes payable..........  (428,382)  (114,559)  (83,300)
  Proceeds from notes payable..................   589,350     98,500   147,150
  Purchase of stock under repurchase plan......    (9,101)       --        --
  Loan costs...................................    (4,737)       (15)     (106)
  Proceeds from Preferred Units, net of
   offering expenses...........................    34,067     73,010       --
  Proceeds from stock options exercised........       658      1,212     1,439
  Cash distributions...........................   (22,262)   (21,628)  (20,911)
  Limited partners' cash distributions.........   (22,698)   (19,357)  (14,966)
                                                ---------  ---------  --------
        Net cash provided by financing
         activities............................   136,895     17,163    29,306
                                                ---------  ---------  --------
Net increase (decrease) in cash and cash
 equivalents...................................       780         13    (9,526)
Cash and cash equivalents at beginning of year
 ..............................................     1,711      1,698    11,224
                                                ---------  ---------  --------
Cash and cash equivalents at end of year ...... $   2,491  $   1,711  $  1,698
                                                =========  =========  ========
Supplemental cash flow information:
  Interest paid................................ $  32,007  $  20,232  $ 18,729
  Taxes paid...................................       117         38       261

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies

 a) Organization

  National Golf Properties, Inc. (the "Company") commenced operations effective with the completion of its initial public stock offering (the "Offering") of common stock (the "Common Stock"), on August 18, 1993. The Company owns and acquires golf courses located throughout the United States. At December 31, 1999, the Company leased all but four of its golf courses to American Golf Corporation ("AGC") pursuant to long-term triple net leases (the "Leases"). David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.9% of the Company's outstanding Common Stock and approximately 16% of National Golf Operating Partnership, L.P. (the "Operating Partnership") and a controlling interest in AGC. The Company owns substantially all of the golf courses through its 58.3% general partner interest in the Operating Partnership. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Royal Golf owns four golf courses on Hilton Head Island, South Carolina. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

  In conjunction with the formation of the Company and the Operating Partnership, the partners of the entities transferring their interest in the initial portfolio of golf courses (the "Initial Golf Courses") to the Operating Partnership became limited partners in the Operating Partnership and received units of common limited partnership interest in the Operating Partnership (the "Common Units"). Their interests in the Initial Golf Courses were carried over to the Operating Partnership on a historical cost basis similar to pooling of interest accounting and became part of the beginning balance of minority interest. Minority interest is primarily adjusted for the limited partners' proportionate share of net income of the Company and any additional contributions or distributions to the limited partners.

  A Common Unit and a share of Common Stock of the Company have the same economic characteristics inasmuch as they effectively share equally in the net income or loss and any distributions of the Operating Partnership. The limited partners of the Operating Partnership have the right, in each twelve-month period ending August 18, to sell up to one-third of their Common Units to the Company or exchange into shares of Common Stock up to the greater of 75,000 Common Units or one-third of their Common Units.

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

 d) Concentration of Credit Risk

  Concentration of credit risk with respect to the Company's portfolio of 149 golf courses, while the majority of such courses are leased to AGC, is limited due to the golf courses being geographically diversified and located in 25 states. The distribution of the golf courses reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic and climatic influences. As of December 31, 1999, the Company had no significant concentration of credit risk.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 1999 and 1998, the Company had cash accounts in excess of FDIC insured limits.

 e) Segment Reporting

  During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company currently operates in one geographic area, the United States. The rent revenues from one major lessee, AGC, amounted to approximately 98%, 96% and 96% of total rent revenues for the years ended December 31, 1999, 1998 and 1997, respectively.

 f) Property

  Property is carried at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

     Buildings....................................................      30 years
     Ground improvements..........................................      20 years
     Furniture, fixtures & equipment.............................. 3 to 10 years

  Leasehold rights are carried at cost and amortized on a straight-line basis over the lease term.

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

                        NATIONAL GOLF PROPERTIES, INC.

  When assets are sold or retired, the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations.

 g) Income Taxes

  The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders and complies with other requirements. The Company paid distributions to stockholders of $1.77 per share in 1999, of which $1.56 represents ordinary income and $0.21 represents return of capital on a tax basis. On a book basis, calculated using basic earnings per share, $0.36 per share represents return of capital. In addition, on January 18, 2000, the Company declared a quarterly distribution for the fourth quarter of 1999 of $0.45 per share to stockholders of record on January 31, 2000, which was paid on February 15, 2000. The Company is subject to state income and franchise taxes in certain states in which it operates. Therefore, a tax provision has been reflected for these income and franchise taxes.

 h) Revenue Recognition

  The Company recognizes rental revenue on an accrual basis over the terms of the Leases. In addition, for Leases with fixed increases in rent, the total rent revenue over the lease period is straight-lined.

 i) Accounting for Contingent Rent

  In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board ("FASB") (the "EITF") issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provides that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. This statement applies to all contingent rental income effective with the second quarter of 1998, at which time the Company adopted the policy. On a quarterly basis, there was a material impact to the Company's earnings per share, financial condition, and results of operations. Contingent rent not recorded in the second or third quarters was recognized in the fourth quarter. Therefore, on an annual basis, there was no impact to the Company's earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company continued to account for contingent rent in accordance with Issue No. 98-9. In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin Number 101 which reaffirms Issue No. 98-9.

 j) Intangible Assets

  Included in other assets are intangible assets which consist of covenants not to compete, goodwill and other intangibles. Intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis. The covenants are amortized over their contractual lives which range from three to 30 years. Goodwill, arising from golf course acquisitions, is amortized over the life of the Leases (15 to 20 years). Other intangibles are amortized over periods from one to ten years. The Company assesses whether there has been an impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize an impairment loss if the income stream is not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flow from each golf course with the net carrying value for such golf course, including any related

                        NATIONAL GOLF PROPERTIES, INC.

intangible asset. Management believes no impairment in the carrying value of its intangible assets has occurred. Accumulated amortization at December 31, 1999 and 1998, was approximately $6,689,000 and $5,117,000, respectively.

 k) Use of Estimates

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

 l) Fair Value of Financial Instruments

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

 m) Earnings Per Share

  The Company utilizes SFAS No. 128, "Earnings Per Share." Basic net income per share is computed based on the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the years ended December 31, 1999, 1998 and 1997 were 353,244, 101,790 and
143,697, respectively.

 n) Accounting for Stock--Based Compensation

  The Company measures compensation cost for their plans using the accounting principles prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The pro forma disclosures of net income, basic earnings per share and diluted earnings per share as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied, have been disclosed.

 o) Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133," defers the effective date for one year to January 1, 2001. The Company anticipates that implementing SFAS 133 will not

                        NATIONAL GOLF PROPERTIES, INC.

materially impact the Company's financial condition or results of operations. As of December 31, 1999, the Company is not participating in any such activities and does not have any such instruments recorded on the balance sheet.

(2) Property Acquisitions and Sales

  In 1999, the Company purchased five golf courses, excluding the Acquired Cobblestone Courses, for an aggregate initial investment of approximately $26.9 million. The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to AGC pursuant to long-term triple net leases.

   Acquisition                                                                Initial
      Date                 Course Name                    Location           Investment
   -----------             -----------                    --------           ----------
                                                                           (In thousands)
     1/6/99      Beaver Brook Country Club        Clinton, New Jersey         $ 8,183
     1/6/99      The Classic Golf Club            Spanaway, Washington          2,475
    9/15/99      Coyote Lakes Golf Club           Surprise, Arizona             3,981
                                                  Mission Viejo,
    10/5/99      Casta del Sol Golf Course        California                    8,154
   11/18/99      Royal American Golf Links        Township of Harlem, Ohio      4,127
                                                                              -------
                 Total Initial Investment................................     $26,920
                                                                              =======

  On March 31, 1999, the Company purchased fee interests in 15 golf courses, long-term leasehold interests in two golf courses and leasehold rights in three golf courses and made a participating mortgage loan collateralized by an additional golf course (collectively, the "Acquired Cobblestone Courses") previously owned by subsidiaries of Meditrust Corporation and Meditrust Operating Company (collectively, "Meditrust") comprising the "Cobblestone Golf Group" for an aggregate initial investment of approximately $186.5 million, which investment was financed by approximately $11.8 million of cash from operations, $169 million of advances under the Company's credit facility, and approximately $5.7 million of assumed notes. The Company's acquisition of interests in these golf courses was part of a larger transaction in which a subsidiary of AGC and a subsidiary of ClubCorp International ("ClubCorp") formed Golf Acquisitions, L.L.C., a new limited liability company ("Golf Acquisitions"), to purchase from Meditrust the subsidiaries comprising the Cobblestone Golf Group. Golf Acquisitions closed this purchase on March 31, 1999, and immediately thereafter sold interests in 23 golf courses to subsidiaries of ClubCorp, sold interests in the Acquired Cobblestone Courses to the Company and sold to AGC short-term interests in three golf course facilities and a portion of the personal property assets related to the Acquired Cobblestone Courses. Three of the Acquired Cobblestone Courses are leasehold rights in the golf courses at Carmel Mountain Ranch Country Club and Sweetwater Country Club, in which the Company already owned the fee interest and had previously leased such properties to a subsidiary of Meditrust.

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

  On November 12, 1999, the Company sold Binks Forest Country Club in Wellington, Florida for approximately $6 million. The Company recognized a gain of approximately $2 million. On September 7, 1999, the Company sold Crescent Oaks Country Club in Clearwater, Florida for approximately $1.5 million. The Company recognized a gain of approximately $583,000. On May 25, 1999, the Company sold Sugar Ridge Golf

                        NATIONAL GOLF PROPERTIES, INC.

Course in Lawrenceburg, Indiana for approximately $3 million. The Company recognized a gain of approximately $357,000.

  In 1999, the Company recognized a gain on insurance proceeds of approximately $2 million due to various claims made at seven of the Golf Courses. The Company plans on applying the insurance proceeds to repairs and improvements at such Golf Courses.

  In 1998, the Company recognized a gain on property condemnation of approximately $1.5 million due to the State of North Carolina condemning four golf holes at one of the Company's Golf Courses for a state highway project. The Company purchased land, for approximately $356,000, adjacent to the Golf Course sufficient to replace the condemned holes and the condemnation proceeds were used to acquire the land and design and construct the new golf holes.

  In 1997, the Company recognized a gain on insurance proceeds of approximately $2.2 million due to a fire completely destroying a clubhouse at one of the Golf Courses. The Company has applied the insurance proceeds to rebuilding the clubhouse.

(3) Investments

                                                    December 31,
                                              -------------------------
                                                 1999         1998
                                              ----------- -------------
                                              Cost Market  Cost  Market Maturity
                                              ---- ------ ------ ------ --------
                                                   (In thousands)
   Available-for-sale securities:
     Commercial Paper........................ $--   $--   $1,095 $1,095  1/1999
     Corporate Note..........................  --    --      200    200  3/1999
     Corporate Note..........................  200   200     --     --   3/2000
                                              ----  ----  ------ ------
       Total................................. $200  $200  $1,295 $1,295
                                              ====  ====  ====== ======

  In 1999 and 1998, available-for-sale securities were sold resulting in proceeds of $3,049,000 and $5,526,000, respectively. There were no realized gains or losses in 1999 and 1998.

(4) Mortgage Notes Receivable

  On March 31, 1999, as part of the Acquired Cobblestone Courses the Company made a participating mortgage loan of approximately $12.6 million, which is collateralized by El Camino Country Club (the "El Camino Mortgage"). Under the terms of the El Camino Mortgage, the Company will receive minimum annual interest equal to 8.75% of the principal amount. The minimum annual interest will increase during each of the first six years of the 15-year term of the loan. In addition, a participating interest feature will allow the Company to participate in growth in revenues at the golf course. Interest income from the El Camino Mortgage for the year ended December 31, 1999 was approximately $833,000.

  On August 20, 1998, the Company made a participating mortgage loan of approximately $22.6 million to an unrelated entity that owns Badlands Golf Course in Las Vegas, Nevada (the "Badlands Mortgage"). The borrower prepaid approximately $9.6 million of the principal amount on March 11, 1999. As part of the loan agreement, the Company has agreed to loan an additional $315,000 to the borrower to be used for capital improvements at the golf course. Under the terms of the Badlands Mortgage, the Company will receive minimum annual interest equal to 8.75% of the principal amount. The minimum interest will increase during each of the first five years of the 15-year term of the loan. In addition, a participating interest feature will allow the Company

                        NATIONAL GOLF PROPERTIES, INC.

to participate in growth in revenues at the golf course and a portion of the appreciation in the fair market value of the golf course. Interest income from the Badlands Mortgage for the years ended December 31, 1999 and 1998 was approximately $1,315,000 and $738,000, respectively.

  On March 13, 1995, the Company sold Hidden Hills Country Club in Stone Mountain, Georgia for approximately $3.2 million. The Company provided seller financing in the form of a mortgage loan in the amount of $2.2 million at an initial interest rate of 11% per annum and a maturity date of March 12, 2000 (the "Hidden Hills Mortgage"). In March 1998, the interest rate was increased to 11.5% per annum, and in March 1999, the interest rate was increased to 12% per annum. Interest income from the Hidden Hills Mortgage for the years ended December 31, 1999, 1998 and 1997 was approximately $262,000, $251,000, and
$242,000, respectively.

  The market value of mortgage notes receivable at December 31, 1999 and 1998 is estimated to be approximately $28,322,000 and $24,871,000, respectively, based on current interest rates for comparable loans.

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

                        NATIONAL GOLF PROPERTIES, INC.

(7) Notes Payable

  Notes payable consist of the following:

                                                      December 31,
                             Interest   Interest    -----------------
     Type of Collateral        Rate      Payment      1999     1998   Maturity
     ------------------      -------- ------------- -------- -------- --------
                                                     (In thousands)
Collateralized notes........   5.50%    Quarterly        --  $  4,500  2/1999
Collateralized note.........   6.00%     Monthly       1,500    1,500  8/2000
Collateralized note.........   5.50%    Quarterly        292      474  5/2001
Collateralized note.........   6.60%    Quarterly     20,000   20,000  7/2001
Uncollateralized note--
 credit facility............ Various                 149,000   78,000  3/2002
Uncollateralized note--term
 note.......................   9.12%                 100,000      --   3/2004
Collateralized note.........   6.00%    Annually       3,750    3,750 10/2004
Uncollateralized notes......                              67      --  11/2004
Uncollateralized notes......   8.68%  Semi-annually   45,760   47,295 12/2004
Uncollateralized notes......   8.73%  Semi-annually   46,560   48,024  6/2005
Uncollateralized notes......   7.90%  Semi-annually   38,881   40,000  6/2006
Uncollateralized notes......                           2,710    2,994  7/2006
Uncollateralized notes......   8.00%  Semi-annually   34,525   35,000 12/2006
Uncollateralized notes......   8.00%     Monthly         213      --   8/2007
Uncollateralized notes......   8.00%    Quarterly      1,725    1,868  1/2008
Collateralized notes........  10.74%     Monthly       5,348      --   8/2014
                                                    -------- --------
                                                    $450,331 $283,405
                                                    ======== ========

  The following is a schedule of maturities on notes payable for the next five years ending December 31 and in total thereafter:

                                                                     Amount
                                                                  -------------
                                                                  (In thousands)
       2000......................................................   $  8,724
       2001......................................................     26,216
       2002......................................................    156,371
       2003......................................................      7,965
       2004......................................................    146,306
       Thereafter................................................    104,749
                                                                    --------
                                                                    $450,331
                                                                    ========

  The note agreements contain, among other things, covenants restricting the sale of property and certain financial ratios and reporting requirements.

  On July 30, 1999, the Company amended its $300 million unsecured revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent (now known as Bank One). The amended credit facility splits the $300 million revolving credit facility into (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "New Credit Facility"). Advances under the New Credit Facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the

                        NATIONAL GOLF PROPERTIES, INC.

federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the Revolver will be equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver terminates on March 29, 2002, but may be extended by the Company for an additional year if approved by a specified number of the lenders under the New Credit Facility. The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004. The New Credit Facility eliminates the requirement under the old facility for the Company to obtain certain modifications of the covenants applicable to its $175 million fixed-rate unsecured senior notes. There were outstanding advances of $249 million under the New Credit Facility as of December 31, 1999. The Company intends to roll over the advances due in 2000 to a future period.

  In connection with the purchase of Eagle Brook Country Club during 1997, the Company entered into a three-year collateralized note for $1.5 million with the seller of the property. During the first year of the note, no interest was paid or accrued on the outstanding principal balance. Thereafter, interest accrues on the outstanding principal balance at the rate of 6% per annum. The interest rate used to discount the note was 6%. The discount was amortized over the first year of the note using the effective interest method.

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

  In connection with the combined purchase of Monterey Country Club and Palm Valley Country Club during 1995, the Company entered into an eleven-year, non-interest bearing, uncollateralized note for $4,000,000 with the seller of the properties. The interest rate used to discount the note was 7.75%. The discount is being amortized over the life of the loan using the effective interest method. The note requires fixed payments of $500,000 annually beginning in 1999 and ending in 2006. The discounted note balance at December 31, 1999 was approximately $2,710,000. The unamortized discount balance at December 31, 1999 was approximately $790,000.

  In 1994, the Operating Partnership placed $100 million of fixed-rate, uncollateralized notes due 2004 and 2005 with a group of institutional investors. The notes were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%.

  A limited partner who owns or controls 75,003 Common Units is the holder of a promissory note for approximately $1.7 million that the Company assumed at the time of the Offering in connection with the Company's acquisition of four golf courses from a corporation that previously had been 50% owned by such limited partner. The interest rate is 8% per annum with a maturity date in January 2008. The Company made interest payments in 1999 and 1998 of approximately $145,000 and $156,000, respectively.

                        NATIONAL GOLF PROPERTIES, INC.

  The market value of notes payable at December 31, 1999 and 1998 is estimated to be approximately $443,425,000 and $292,348,000, respectively, based on current interest rates for comparable loans. The net book value at December 31, 1999 of the assets collateralizing the notes payable is $52.8 million.

(8) Commitments and Contingencies

  The Company is required under the Leases to pay for various remaining capital improvements totaling approximately $19.7 million, $19.3 million of which will be paid during the next two years. Any subsequent capital improvements to these golf courses are the responsibility of the Lessees.

  In addition, the Company leases the land associated with Bear Creek Golf World from a local municipality pursuant to a ground lease. At December 31, 1999, there was a net book value of approximately $2,382,000 of improvements at this property included in buildings, ground improvements and furniture, fixtures and equipment on the balance sheet. At the termination of the lease in June 2022, all fixed improvements are surrendered to the local municipality. Under the terms of the ground lease, the Company remits a percentage of the green fees and net profits from the sale of food and beverages to the local municipality. For the years ended December 31, 1999, 1998, and 1997, the ground lease expense was approximately $447,000, $375,000, and $413,000, respectively.

  Also, the Company leases a portion of land associated with Mesquite Golf & Country Club from various landowners. The leases for this property expire between 2041 and 2043. AGC, as the lessee under the Lease, is required to make all ground lease payments. In addition, the Company leases the land associated with Ridgeview Ranch Golf Course and The Vineyard at Escondido Golf Club pursuant to long-term ground leases.

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

(9) Stock Repurchase Plan

  In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's Common Stock. At December 31, 1999, the number of shares purchased under this authorization was 444,800 for a total cost of approximately $9.1 million. The shares repurchased are considered "authorized but unissued."

(10) Preferred Units

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

  On March 4, 1998, the Operating Partnership completed the private placement of 1,200,000 8% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") (collectively, with Series B Preferred

                        NATIONAL GOLF PROPERTIES, INC.

Units, "Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor in exchange for a contribution to the Operating Partnership of $60 million. The Series A Preferred Units, which may be called by the Operating Partnership at par on or after March 4, 2003, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8%. The Operating Partnership used $58 million of the approximately $58.5 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

  Also, on April 20, 1998, the Operating Partnership completed on the same terms as above the private placement of an additional 300,000 Series A Preferred Units to the same institutional investor in exchange for a contribution to the Operating Partnership of $15 million. The Operating Partnership used $14.5 million of the approximately $14.6 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

  The dividends attributable to such Preferred Units have been reported as a component of minority interest, in the related financial statements. The Preferred Units are not convertible into Common Stock, but are convertible into preferred stock of the Company.

(11) Lease Rental Agreements

  Future base rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (In thousands)
       2000......................................................   $  104,066
       2001......................................................      104,769
       2002......................................................      105,664
       2003......................................................      106,560
       2004......................................................      107,456
       Thereafter................................................      807,873
                                                                    ----------
                                                                    $1,336,388
                                                                    ==========

  The base rent for the first year for each golf course under the Leases is initially set at a fixed amount. Thereafter, generally with respect to the Leases for the Initial Golf Courses, minimum rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these Leases, generally percentage rent is paid to the Company each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount plus 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. "Course Revenue" is generally defined in the Leases to include all revenue received from the operation of the applicable golf course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. "Other Revenue" is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. AGC has options to extend the term of each lease for one to three five-year terms. Generally, for the Leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of Course Revenue and Other Revenue. The minimum base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. Percentage rent income for the years ended December 31, 1999, 1998 and 1997 was approximately $8,453,000, $6,691,000 and $5,920,000, respectively.

                        NATIONAL GOLF PROPERTIES, INC.

  For the leases of the Acquired Cobblestone Courses, the base rent generates an initial return on the Operating Partnership's investment of 8.75% and will step-up on a sequential basis each year to 9.25%, 9.75%, 10.25%, 10.75%, 11.25%, and finally to 11.75% in 2005. GAAP requires, for leases with fixed increases in rent, that the total rent revenue over the lease period be recognized on a straight-line basis. For the year ended December 31, 1999, the straight-lining of rent resulted in additional rent revenue of approximately $3,391,000.

(12) Stock Options and Awards

  The Company has established the 1993 Stock Incentive Plan (the "1993 Plan") and the 1997 Equity Participation Plan (the "1997 Plan"), under which executive officers and other key employees of the Company and AGC may be granted stock options or restricted stock. Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the 1993 Plan and 1997 Plan, for the Company's executive officers. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest 20% per year over a five year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the five year vesting period. Such expense amounted to approximately $1,533,000, $1,560,000 and $1,532,000, for the years ended December 31, 1999,
1998 and 1997, respectively.

  Stock options vest at 25% per year over four years and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1993 Plan for the years ended December 31, 1999, 1998 and 1997:

                            Number of Shares-   Number of      Weighted Average
                            Restricted Stock  Shares-Options Option Exercise Price
                            ----------------- -------------- ---------------------
   Outstanding at December
    31, 1996...............      166,500         487,600            $20.68
     Granted...............       50,000             --                --
     Vested................      (56,500)            --                --
     Forfeited.............      (20,000)        (20,000)            25.88
     Exercised.............          --          (72,475)            19.86
                                 -------         -------            ------
   Outstanding at December
    31, 1997...............      140,000         395,125            $20.57
     Vested................      (66,500)            --                --
     Cancelled.............          --           (1,600)            20.38
     Exercised.............          --          (59,550)            20.34
                                 -------         -------            ------
   Outstanding at December
    31, 1998...............       73,500         333,975            $20.61
     Vested................      (23,500)            --                --
     Exercised.............          --          (32,300)            20.38
                                 -------         -------            ------
   Outstanding at December
    31, 1999...............       50,000         301,675            $20.63
                                 =======         =======            ======

                                                        Number  Weighted Average
                                                          of    Option Exercise
                                                        Shares       Price
                                                        ------- ----------------
   Options exercisable at:
     December 31, 1999................................. 296,675      $20.11
     December 31, 1998................................. 323,975      $20.45
     December 31, 1997................................. 371,375      $20.44

                        NATIONAL GOLF PROPERTIES, INC.

  The range of exercise prices for the options outstanding at December 31, 1999 is $18.50 through $25.875 with a weighted average remaining contractual life of 3.9 years. The range of exercise prices for options exercisable at December 31, 1999 is $18.50 through $25.875 with a weighted average remaining contractual life of 3.8 years.

  As of December 31, 1999, a total of 779,575 additional shares remain unissued under the 1993 Plan. There were 1,600,000 shares originally reserved for issuance under the 1993 Plan. When the 1997 Plan was established, the 1993 Plan was terminated regarding future grants of restricted stock and stock options.

  The following table summarizes the restricted stock and stock option transactions pursuant to the 1997 Plan for the years ended December 31, 1999, 1998 and 1997:

                            Number of Shares-   Number of      Weighted Average
                            Restricted Stock  Shares-Options Option Exercise Price
                            ----------------- -------------- ---------------------
   Granted.................          --           22,500            $30.06
                                 -------         -------            ------
   Outstanding at December
    31, 1997...............          --           22,500            $30.06
   Granted.................       50,000          50,000             30.31
                                 -------         -------            ------
   Outstanding at December
    31, 1998...............       50,000          72,500            $30.23
   Granted.................       95,000          80,000             27.42
   Vested..................      (10,000)            --                --
                                 -------         -------            ------
   Outstanding at December
    31, 1999...............      135,000         152,500            $28.76
                                 =======         =======            ======

                                                  Number     Weighted Average
                                                 of Shares Option Exercise Price
                                                 --------- ---------------------
   Options exercisable at:
     December 31, 1999..........................  23,750          $30.19
     December 31, 1998..........................   5,625          $30.06

  The range of exercise prices for the options outstanding at December 31, 1999 is $27.42 through $30.3125 with a weighted average remaining contractual life of 8.5 years. The range of exercise prices for options exercisable at December 31, 1999 is $30.06 through $30.31 with a remaining contractual life of 7.9 years.

  As of December 31, 1999, a total of 502,500 additional shares remain reserved for issuance under the 1997 Plan. There were 800,000 shares originally reserved for issuance under the 1997 Plan.

                        NATIONAL GOLF PROPERTIES, INC.

  The Company also has adopted the 1995 Independent Director Equity Participation Plan, pursuant to which directors of the Company may be granted stock options and restricted stock. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest at the earlier of (i) the fifth anniversary of the date of grant or (ii) the directors' normal retirement at or after age 65. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Stock options vest on the first anniversary of the date on which the option was granted and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1995 Independent Director Equity Participation Plan for the years ended December 31, 1999, 1998 and 1997:

                            Number of Shares-   Number of     Weighted Average
                            Restricted Stock  Share-Options Option Exercise Price
                            ----------------- ------------- ---------------------
   Outstanding at December
    31, 1996...............      12,000          24,000            $23.42
   Granted.................       2,000           8,000             31.50
                                 ------          ------            ------
   Outstanding at December
    31, 1997...............      14,000          32,000            $25.44
   Granted.................       2,000           8,000             27.25
                                 ------          ------            ------
   Outstanding at December
    31, 1998...............      16,000          40,000            $25.80
   Granted.................       2,000           8,000             21.25
                                 ------          ------            ------
   Outstanding at December
    31, 1999...............      18,000          48,000            $25.04
                                 ======          ======            ======

                                                  Number     Weighted Average
                                                 of Shares Option Exercise Price
                                                 --------- ---------------------
   Options exercisable at:
     December 31, 1999..........................  40,000          $25.80
     December 31, 1998..........................  32,000          $25.44
     December 31, 1997..........................  24,000          $23.42

  The range of exercise prices for the options outstanding at December 31, 1999 is $19.75 through $31.50 with a weighted average remaining contractual life of 7.5 years. The range of exercise prices for options exercisable at December 31, 1999 is $19.75 through $31.50 with a weighted average remaining contractual life of 7 years.

  As of December 31, 1999, a total of 82,000 shares remain reserved for issuance under the 1995 Independent Director Equity Participation Plan. There were 148,000 shares originally reserved for issuance under the 1995 Independent Director Equity Participation Plan.

                        NATIONAL GOLF PROPERTIES, INC.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                 For the year
                                                                ended December
                                                                      31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (In thousands,
                                                                  except per
                                                                  share data)
   Net income, as reported..................................... $17,260 $16,642
   Net income, pro forma....................................... $16,953 $16,479
   Basic earnings per share, as reported....................... $  1.41 $  1.33
   Basic earnings per share, pro forma......................... $  1.38 $  1.32
   Diluted earnings per share, as reported..................... $  1.37 $  1.32
   Diluted earnings per share, pro forma....................... $  1.35 $  1.31

  The weighted average fair value of options granted during 1999 and 1998 are $6.17 and $6.55, respectively. The fair value of each option grant issued in 1999 and 1998 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 2.1% in 1999 and 1.5% in 1998, (b) expected volatility of the Company's stock of 21.2% in 1999 and 20.6% in 1998, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise and (d) expected option lives of four years for options granted in 1999 and 1998.

(13) 401(k) Plan

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

  For the years ended December 31, 1999, 1998 and 1997 the Company's contributions to the 401(k) Plan were approximately $20,000, $21,000, and $21,000, respectively.

(14) Deferred Compensation Plan

  The Company has a deferred compensation arrangement whereby vested restricted shares of the Company's stock are placed in a "Rabbi Trust." The executive will not be taxed on the stock until taking possession at the end of the deferred period. At the end of the deferral period, the deferred compensation liability will be settled in stock or cash by having the trust sell the stock in the open market. In accordance with EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and

                        NATIONAL GOLF PROPERTIES, INC.

Invested," the Company has consolidated the net assets of the trust into its financial statements. In accordance with EITF 97-14, changes in the share price of the Company's stock falling outside of the transition differential will be recognized as either an increase or decrease in expense. During 1999, the Company recognized a decrease in expense of approximately $549,000, before minority interest adjustment of approximately $242,000, due to a decrease in the Company's stock price. Additionally, as stated above, the Company has consolidated the net assets of the trust and accordingly recognized a reduction in additional paid in capital (similar to treasury stock treatment) of approximately $3 million before minority interest adjustment of approximately $1.1 million. In addition, the deferred compensation plan provides that key executives of the Company may elect to defer receiving up to 100% of their compensation in any one year until a later year.

(15) Related Party Transactions

  The Company has in the past and will continue to identify golf courses it seeks to acquire and will lease such acquired golf courses to AGC and other golf course operators. The Company evaluates potential golf course acquisitions based on a golf course's ability to generate cash flows sufficient to enable an operator to operate the course profitably and provide the Company its desired rate of return on its capital investment. Such evaluation is integral to the Company's determination of the price it is willing to pay for a particular course. The Company's acquisition of a course is recorded in the Company's financial statements at cost and the value of such course then is evaluated periodically to determine its carrying value based on the cash flow from the lease of such property. Because AGC may be deemed to be an affiliate of the Company, the Company's leases with AGC may not reflect arms-length transactions. As a result, there is a risk that the terms of such leases are not as favorable to the Company as the terms would have been if the Company leased its golf courses to unaffiliated operators and, if the Company could have obtained more favorable terms, that the Company's financial statements understate the returns that the Company could obtain on leases of such properties. It is management's belief, however, that the terms and conditions of its leases with AGC are no less favorable to the Company than the terms and conditions that the Company could obtain if it leased its golf courses to operators other than AGC.

(16) Statement of Cash Flows--Supplemental Disclosures

  Non-cash transactions for the year ended December 31, 1999 include approximately $13.3 million in capital improvements accrued but not paid and approximately $5.7 million of golf course acquisitions which were financed by notes payable.

  Non-cash transactions for the year ended December 31, 1997 include approximately $5 million of golf course acquisitions which were financed by notes payable.

(17) Other Data

  AGC is the lessee of all but four of the golf courses in the Company's portfolio. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

                        NATIONAL GOLF PROPERTIES, INC.

  The following table sets forth certain condensed financial information concerning AGC:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
                                                               (In thousands)
   Current assets............................................ $ 99,292 $ 82,809
   Non-current assets........................................  179,566  163,629
                                                              -------- --------
     Total assets............................................ $278,858 $246,438
                                                              ======== ========
   Total current liabilities................................. $102,701 $ 84,893
   Total long-term liabilities...............................  161,204  147,667
   Minority interest.........................................      760      503
   Total shareholders' equity................................   14,193   13,375
                                                              -------- --------
     Total liabilities and shareholders' equity.............. $278,858 $246,438
                                                              ======== ========

                                                          For the year ended
                                                             December 31,
                                                      --------------------------
                                                        1999     1998     1997
                                                      -------- -------- --------
                                                            (In thousands)
   Total revenues.................................... $697,575 $575,853 $517,131
                                                      ======== ======== ========
   Net income........................................ $  8,656 $  4,746 $ 12,323
                                                      ======== ======== ========

(18) Quarterly Financial Information (Unaudited)

  Summarized quarterly financial data for the years ended December 31, 1999 and 1998 is as follows (in thousands, except per share amounts):

                                                    Quarter ended
                                      -----------------------------------------
              Fiscal 1999             March 31 June 30 September 30 December 31
              -----------             -------- ------- ------------ -----------
   Revenues.......................... $20,612  $26,224   $27,701      $35,789
   Operating income.................. $11,883  $15,432   $17,158      $24,522
   Net income........................ $ 2,914  $ 1,541   $ 3,735      $ 9,070
   Basic earnings per share.......... $  0.23  $  0.12   $  0.30      $  0.75
   Diluted earnings per share........ $  0.23  $  0.12   $  0.30      $  0.73

                                                    Quarter ended
                                      -----------------------------------------
              Fiscal 1998             March 31 June 30 September 30 December 31
              -----------             -------- ------- ------------ -----------
   Revenues.......................... $19,898  $18,797   $19,671      $25,369
   Operating income.................. $11,926  $11,161   $11,658      $16,755
   Net income........................ $ 3,711  $ 3,504   $ 3,094      $ 6,333
   Basic earnings per share.......... $  0.30  $  0.28   $  0.25      $  0.51
   Diluted earnings per share........ $  0.29  $  0.28   $  0.25      $  0.50

(19) Pro Forma Financial Information (Unaudited)

  The pro forma financial information set forth below is presented as if the 1999 acquisitions (Note 2) had been consummated as of January 1, 1998.

                        NATIONAL GOLF PROPERTIES, INC.

  The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1998, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).

                                                                For the year
                                                               ended December
                                                                     31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Revenues from rental property............................. $111,875 $105,132
   Net income................................................ $ 16,945 $ 15,460
   Basic earnings per share.................................. $   1.38 $   1.24
   Diluted earnings per share................................ $   1.35 $   1.23

  The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) an increase in interest expense; and (iii) a decrease in income applicable to minority interest.

(20) Subsequent Events

  On January 18, 2000, the Company declared a quarterly distribution for the fourth quarter of 1999 of $0.45 per share to stockholders of record on January 31, 2000, which was paid on February 15, 2000.

  On February 4, 2000, the Company sold Lake Houston Golf Club and Woodlake Country Club for an aggregate sales price of approximately $3.2 million.

  On February 24, 2000, the Company purchased Canoa Hills Golf Course located in Green Valley, Arizona for a purchase price of approximately $3.6 million.

  On March 7, 2000, the Company purchased Oyster Reef Golf Club located on Hilton Head Island, South Carolina for a purchase price of approximately $7.6 million.

  On March 12, 2000, the Hidden Hills Mortgage matured but was not paid. The borrower is in the process of refinancing the Hidden Hills Mortgage with a third party lender. The Company has extended the term of the Hidden Hills Mortgage to June 30, 2000 to facilitate such refinancing. During the period, the interest rate remains at 12% per annum. In addition, the borrower has options to extend the term of the Hidden Hills Mortgage for one to three one-month terms upon the satisfaction of certain conditions. On March 12, 2000 the unpaid principal and interest balance was approximately $2.5 million.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        Page No.
                                                                        --------
 (a) 1. Financial Statements

        Report of Independent Accountants.............................     23

        Consolidated Balance Sheets of National Golf Properties, Inc.
         as of December 31, 1999 and 1998.............................     24

        Consolidated Statements of Operations of National Golf
         Properties, Inc. for the years ended December 31, 1999, 1998
         and 1997.....................................................     25

        Consolidated Statements of Stockholders' Equity of National
         Golf Properties, Inc. for the years ended December 31, 1999,
         1998 and 1997................................................     26

        Consolidated Statements of Cash Flows of National Golf
         Properties, Inc. for the years ended December 31, 1999, 1998
         and 1997.....................................................     27

        Notes to Consolidated Financial Statements....................     28

     2. Financial Statement Schedules

        Schedule III--Real Estate and Accumulated Depreciation........     48

                                                                    SCHEDULE III

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 1999
                                 (In thousands)

                                  Initial Cost                       Gross Amount at Which
                                   to Company                     Carried at Close of Period
                               -------------------      Cost      ---------------------------
                                                    Capitalized           Total Cost
                                      Buildings &    Subsequent          Buildings &          Accumulated     Date       Date
  Description     Encumbrances  Land  Improvements To Acquisition  Land  Improvements  Total  Depreciation Constructed Acquired
  -----------     ------------ ------ ------------ -------------- ------ ------------ ------- ------------ ----------- --------
DAILY FEE
COURSES:
Continental,
Scottsdale, AZ..     $  --     $   64    $  881        $   12     $   66   $   891    $   957    $  556       1974       1986
Coyote Lakes,
Surprise, AZ....        --        215     3,766           --         215     3,766      3,981        60       1993       1999
Desert Lakes,
Fort Mojave,
AZ..............        --        163     3,102            53        163     3,155      3,318       904       1990       1993
El Caro,
Phoenix, AZ.....        --         61       553            13         63       564        627       563       1975       1983
The Foothills,
Phoenix, AZ(2)..        --                                                                                    1988       1999
Kokopelli,
Gilbert, AZ.....        --      1,177     4,261           170      1,177     4,431      5,608     1,406       1993       1994
The Lakes at
Ahwatukee,
Phoenix, AZ(2)..        --                                                                                    1970's     1999
Legend at
Arrowhead,
Glendale, AZ....        --        502     3,408           479        503     3,886      4,389     1,414       1986       1992
London Bridge,
Lake Havasu
City, AZ........        --        301     1,699            24        305     1,719      2,024       873       1968       1986
Stonecreek,
Phoenix, AZ.....        --      1,197     8,250           500      1,197     8,750      9,947     1,387       1983       1997
Superstition
Springs, Mesa,
AZ..............        --        698     3,771            32        702     3,799      4,501     1,608       1986       1992
Villa De Paz,
Phoenix, AZ.....        --        186       397            18        188       413        601       372       1974       1981
Aptos Seascape,
Aptos, CA.......        --        901     3,491         1,591        904     5,079      5,983     1,279       1926       1986
BlackLake,
Nipomo, CA......        --      1,744     9,299            20      1,747     9,316     11,063     1,573       1965       1996
Camarillo
Springs,
Camarillo, CA...        --        141     2,880           710        143     3,588      3,731     1,980       1972       1984
Carmel Mountain,
San Diego, CA...        --      1,669     5,865           --       1,669     5,865      7,534     1,280       1986       1995
Casta del Sol,
Mission Viejo,
CA..............        --      3,488     4,666           170      3,488     4,836      8,324        51       1972       1999
Lomas Santa Fe
Exec., Solana
Beach, CA.......        --        175       575            20        177       593        770       546       1974       1982
Eagle Crest,
Escondido,
CA(2)...........        --                                                                                    1993       1999
Mesquite, Palm
Springs, CA.....        --      1,057     5,140           225      1,061     5,361      6,422     1,463       1985       1993
Oakhurst,
Clayton, CA.....        --      1,596     8,069         2,114      1,644    10,135     11,779     1,047       1997       1997
Rancho San
Joaquin, Irvine,
CA..............        --        871     8,375         2,412        873    10,785     11,658     3,585       1962       1992
San Geronimo,
San Geronimo,
CA..............        --        846     5,426           259        847     5,684      6,531       897       1964       1996
Summitpointe,
Milpitas, CA....        --      2,315     4,813           448      2,315     5,261      7,576     1,605       1977       1994
Upland Hills,
Upland, CA......        --      1,835     6,312           148      1,836     6,459      8,295     1,451       1982       1995
Vineyard at
Escondido,
Escondido,
CA(2)...........      5,348                                                                                   1993       1999
Vista Valencia,
Valencia, CA....        --        652     5,369           663        657     6,027      6,684     3,217       1963       1987
Arrowhead,
Littleton, CO...        --        302     3,245         1,927        304     5,170      5,474     1,475       1972       1988
Eagle,
Broomfield, CO..        --        400     2,425            28        404     2,449      2,853     1,637       1961       1988
Arrowhead,
Davie, FL.......        --        601     2,190            20        604     2,207      2,811       899       1967       1993
Baymeadows,
Jacksonville,
FL..............        --        226     4,337           349        226     4,686      4,912       673       1968       1997
Sabal Palm,
Tamarac, FL.....        --        441     3,357            20        444     3,374      3,818     1,953       1967       1990
Summerfield
Crossing, Tampa,
FL..............        --        105     2,508           150        105     2,658      2,763       464       1987       1996
Bradshaw Farm,
Woodstock, GA...        --        238     6,365           127        238     6,492      6,730       865       1995       1997
Goshen
Plantation,
Augusta, GA.....        --        195     3,042           256        196     3,297      3,493       841       1971       1994
River's Edge,
Fayetteville,
GA..............        --        250     4,069           154        143     4,330      4,473     1,137       1989       1994
Trophy Club of
Appalachee,
Dacula, GA(2)...        --                                                                                    1994       1999
Trophy Club of
Atlanta,
Alpharetta,
GA(2)...........        --                                                                                    1991       1999
Ruffled
Feathers,
Lemont, IL......        --        293     9,316           (18)       293     9,298      9,591     2,068       1992       1995
Tamarack,
Naperville, IL..        --        326     5,067           197        326     5,264      5,590       842       1989       1997
Deer Creek,
Overland Park,
KS..............        --        695     7,147           471        696     7,617      8,313     1,481       1989       1996
Dub's Dread,
Kansas City,
KS..............        --        135     2,997           355        135     3,352      3,487       962       1963       1994

                                                                    SCHEDULE III

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 1999
                                 (In thousands)

                                    Initial Cost                        Gross Amount at Which
                                     to Company                      Carried at Close of Period
                                --------------------      Cost      -----------------------------
                                                      Capitalized            Total Cost
                                         Building &    Subsequent            Building &           Accumulated     Date
Description       Encumbrances   Land   Improvements to Acquisition  Land   Improvements  Total   Depreciation Constructed
-----------       ------------  ------- ------------ -------------- ------- ------------ -------- ------------ -----------
DAILY FEE
COURSES:
WestWinds, New
Market, MD .....        --          153      3,614          116         153      3,730      3,883       694       1971
Majestic Oaks,
Ham Lake, MN ...        --        1,713     10,194        1,364       1,713     11,558     13,271       929       1972
Links at
Northfork,
Ramsey, MN......        --          280      3,770           75         280      3,845      4,125     1,022       1992
Woodland Creek,
Andover, MN.....        --           86        473           35          87        507        594        39       1989
Royal Meadows,
Kansas City,
MO..............        --          176      1,822           40         181      1,857      2,038     1,236       1933
Las Vegas
National, Las
Vegas, NV.......        --          261      3,727        1,640         263      5,365      5,628     3,546       1961
Painted Desert,
Las Vegas, NV...        --        1,355      4,741          --        1,355      4,741      6,096       806       1987
Wildhorse,
Henderson, NV...        --        4,677      6,557        2,607       4,679      9,162     13,841     2,019       1959
Beaver Brook,
Clinton, NJ.....        --        1,184      6,999          150       1,184      7,149      8,333       359       1964
Brigantine,
Brigantine, NJ..        --          194      1,768        1,299         197      3,064      3,261     1,414       1926
Rancocas,
Willingboro,
NJ..............        --          239      1,816        1,206         241      3,020      3,261     1,298       1963
Paradise Hills,
Albuquerque,
NM .............        --          350      5,181          315         363      5,483      5,846       998       1963
Carolina Shores,
Calabash, NC....        --          588      5,903          184         590      6,085      6,675     3,015       1974
Pawtuckett,
Charlotte, NC ..        --           63      1,563        1,636         405      2,857      3,262       225       1971
Bent Tree,
Columbus, OH ...        --          123      4,207          300         123      4,507      4,630       757       1988
Fowler's Mill,
Chesterland,
OH..............        --          346      1,760        1,380         349      3,137      3,486     1,242       1972
Royal American
Links, Harlem,
OH..............        --          146      3,981          --          146      3,981      4,127        28       1992
Hershey South,
Hershey, PA.....        --          150      1,995          412         150      2,407      2,557       664       1927
Golden Oaks,
Fleetwood, PA...        --          989      4,677          331       1,008      4,989      5,997     1,061       1994
Hickory Heights,
Bridgeville,
PA .............        --           87      2,027        1,018          82      3,050      3,132       655       1990
Colonial
Charters, Longs,
SC .............        --          213      4,579            5         213      4,584      4,797       766       1989
Port Royal,
Hilton Head
Island, SC......     20,000(3)    6,289     15,190        3,970       6,289     19,160     25,449     4,490       1985
Shipyard, Hilton
Head Island,
SC..............        -- (3)    4,773      9,756        2,036       4,773     11,792     16,565     2,843       1969
Stono Ferry,
Charleston, SC..        --           44      1,582           72          44      1,654      1,698       287       1989
Forrest
Crossing,
Nashville, TN...        --          140      2,829          576         140      3,405      3,545       515       1988
Bear Creek,
Houston, TX.....        --          --       6,163          757         --       6,920      6,920     4,541       1966
Blackstone,
Frisco, TX(2)...        --                                                                                     to be built
Lake Houston,
Huffman, TX.....        --          823      1,620           63         829      1,677      2,506     1,070       1975
Longwood,
Houston, TX.....        --        1,558      8,148          568       1,556      8,718     10,274     1,211       1995
Pecan Valley,
San Antonio,
TX .............        --          389      3,989        4,416         391      8,403      8,794     2,155       1962
Ridgeview Ranch,
Plano, TX(2)....        --                                                                                        1996
Riverchase,
Coppell, TX.....        --          250      1,658        1,220         252      2,876      3,128     1,381       1987
Riverside, Grand
Prairie, TX ....        --          574      4,445          105         576      4,548      5,124     1,681       1986
Southwyck,
Pearland, TX....        --          672      3,492          275         673      3,766      4,439     1,119       1988
Woodlake, San
Antonio, TX(2)..        --                                                                                        1972
Chesapeake,
Chesapeake, VA..        --          321      3,490        1,086         321      4,576      4,897       791       1984
Honey Bee,
Virginia Beach,
VA..............        --          556      5,009          --          556      5,009      5,565     1,369       1987
Kiskiack,
Williamsburg,
VA(2)...........        --                                                                                        1997
Reston National,
Reston, VA......        --          996      4,584        1,142         999      5,723      6,722     1,639       1968
Virginia Oaks,
Gainesville,
VA(2)...........        --                                                                                        1994
Capitol City,
Olympia, WA.....        292         437      2,572          163         437      2,735      3,172       748       1961
Classic,
Spanaway, WA....        --          363      2,112          195         363      2,307      2,670       119       1991
Lake Wilderness,
Maple Valley,
WA..............        --          110      1,665          332         110      1,997      2,107       540       1974
                    -------     -------   --------      -------     -------   --------   --------   -------
                    $25,640     $57,729   $316,091      $45,206     $58,125   $360,901   $419,026   $93,686
                    -------     -------   --------      -------     -------   --------   --------   -------
                    Date
Description       Acquired
-----------       --------
DAILY FEE
COURSES:
WestWinds, New
Market, MD .....    1996
Majestic Oaks,
Ham Lake, MN ...    1998
Links at
Northfork,
Ramsey, MN......    1994
Woodland Creek,
Andover, MN.....    1998
Royal Meadows,
Kansas City,
MO..............    1984
Las Vegas
National, Las
Vegas, NV.......    1982
Painted Desert,
Las Vegas, NV...    1996
Wildhorse,
Henderson, NV...    1994
Beaver Brook,
Clinton, NJ.....    1999
Brigantine,
Brigantine, NJ..    1989
Rancocas,
Willingboro,
NJ..............    1989
Paradise Hills,
Albuquerque,
NM .............    1996
Carolina Shores,
Calabash, NC....    1986
Pawtuckett,
Charlotte, NC ..    1996
Bent Tree,
Columbus, OH ...    1996
Fowler's Mill,
Chesterland,
OH..............    1986
Royal American
Links, Harlem,
OH..............    1999
Hershey South,
Hershey, PA.....    1994
Golden Oaks,
Fleetwood, PA...    1996
Hickory Heights,
Bridgeville,
PA .............    1994
Colonial
Charters, Longs,
SC .............    1996
Port Royal,
Hilton Head
Island, SC......    1994
Shipyard, Hilton
Head Island,
SC..............    1994
Stono Ferry,
Charleston, SC..    1996
Forrest
Crossing,
Nashville, TN...    1996
Bear Creek,
Houston, TX.....    1985
Blackstone,
Frisco, TX(2)...    1999
Lake Houston,
Huffman, TX.....    1985
Longwood,
Houston, TX.....    1997
Pecan Valley,
San Antonio,
TX .............    1990
Ridgeview Ranch,
Plano, TX(2)....    1999
Riverchase,
Coppell, TX.....    1988
Riverside, Grand
Prairie, TX ....    1990
Southwyck,
Pearland, TX....    1993
Woodlake, San
Antonio, TX(2)..    1999
Chesapeake,
Chesapeake, VA..    1996
Honey Bee,
Virginia Beach,
VA..............    1995
Kiskiack,
Williamsburg,
VA(2)...........    1999
Reston National,
Reston, VA......    1993
Virginia Oaks,
Gainesville,
VA(2)...........    1999
Capitol City,
Olympia, WA.....    1994
Classic,
Spanaway, WA....    1999
Lake Wilderness,
Maple Valley,
WA..............    1994

                                                                    SCHEDULE III
                                                                     (Continued)
                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 1999
                                 (In thousands)

                                   Initial Cost                        Gross Amount at Which
                                    to Company                      Carried at  Close of Period
                               --------------------      Cost      -----------------------------
                                                     Capitalized            Total Cost
                                       Buildings &    Subsequent           Buildings &           Accumulated     Date       Date
  Description     Encumbrances  Land   Improvements To Acquisition  Land   Improvements  Total   Depreciation Constructed Acquired
  -----------     ------------ ------- ------------ -------------- ------- ------------ -------- ------------ ----------- --------
PRIVATE COUNTRY
CLUBS:
Ahwatukee,
Phoenix, AZ(2)..     $  --     $16,581   $123,949       $5,988     $16,581   $129,937   $146,518    $5,430       1973       1999
Ancala,
Scottsdale, AZ..        --         207      8,319          --          207      8,319      8,526     1,190       1990       1996
Arrowhead,
Glendale, AZ....        --         185      5,816          714         185      6,530      6,715       862       1986       1996
Red Mountain
Ranch, Mesa,
AZ(2)...........        --                                                                                       1986       1999
Tatum Ranch,
Cave Creek, AZ..        --       1,000      3,972           (5)      1,002      3,965      4,967     1,808       1986       1992
Canyon Oaks,
Chico, CA.......        --         309      2,172        2,350         309      4,522      4,831       861       1987       1994
Escondido,
Escondido, CA...        --         114      2,382          587         116      2,967      3,083     1,640       1962       1983
Monterey, Palm
Desert, CA......        --       1,294      6,584          311       1,294      6,895      8,189     1,731       1978       1995
Palm Valley,
Palm Desert,
CA..............        --       1,750     13,769          447       1,750     14,216     15,966     3,033       1985       1995
SeaCliff,
Huntington
Beach, CA.......        --       2,430      7,602          762       2,451      8,343     10,794     1,262       1975       1996
Spanish Hills,
Camarillo, CA...        --       2,975     14,076          515       3,024     14,542     17,566     1,677       1993       1997
Sunset Hills,
Thousand Oaks,
CA..............        --         302      1,378           18         304      1,394      1,698     1,223       1966       1975
Wood Ranch, Simi
Valley, CA......        --         481      9,111        1,235         481     10,346     10,827     2,315       1984       1995
Heather Ridge,
Aurora, CO......        --         992      1,500          715         995      2,212      3,207     1,223       1970       1990
Pinery, Denver,
CO..............        --         174      5,380          433         174      5,813      5,987     1,019       1972       1996
Brookstone,
Acworth, GA.....        --         557      2,608          410         559      3,016      3,575     1,118       1987       1993
The Plantation,
Boise, ID.......        --          87      2,562          204          87      2,766      2,853       463       1920       1996
Eagle Brook,
Geneva, IL......      1,500        701      9,739          264         701     10,003     10,704     1,299       1992       1997
Mission Hills,
Northbrook, IL..        --         400      3,600          531         402      4,129      4,531     2,464       1980       1988
Highlands Golf,
Hutchinson, KS..        --          40        576          252          40        828        868       135       1972       1996
Tallgrass,
Wichita, KS.....        --          43      2,409          212          43      2,621      2,664       458       1980       1996
Shenandoah,
Baton Rouge,
LA..............        --          38      1,268          262          38      1,530      1,568       317       1972       1996
Hunt Valley,
Phoenix, MD.....        --         515      1,662        1,208         517      2,868      3,385     1,463       1972       1983
Tanoan,
Albuquerque,
NM..............        --          12      3,241           20          14      3,259      3,273     2,659       1978       1982
Brandywine,
Maumee, OH......        --         814      2,861           82         816      2,941      3,757     1,232       1967       1991
Ivy Hills,
Cincinnati, OH..        --          30      1,776          224          30      2,000      2,030       169       1992       1998
Oakhurst, Grove
City, OH........        --         344      1,776        1,156         346      2,930      3,276     1,141       1959       1980
Royal Oak,
Cincinnati, OH..        --         175        822           12         178        831      1,009       548       1963       1985
Meadowbrook,
Tulsa, OK.......        --          89      3,236        1,450          89      4,686      4,775       643    mid 1950's    1996
The Trails,
Norman, OK......        --          42      2,361          246         163      2,486      2,649       494       1982       1996
Creekside,
Salem, OR.......        --         128      3,456        2,507         128      5,963      6,091     1,317       1993       1995
Oregon Golf,
West Linn, OR...        --         433     10,230          534         435     10,762     11,197     2,127       1992       1995
Hershey,
Hershey, PA.....        --       1,624      6,400        1,286       1,624      7,686      9,310     2,233       1915       1994
Gettysvue,
Knoxville, TN...      3,750        753      5,550          618         753      6,168      6,921       638       1995       1997
Berry Creek,
Georgetown, TX..        --         204      4,876          330         204      5,206      5,410     1,021       1986       1995
Diamond Oaks,
Fort Worth, TX..        --         132      3,577        2,203         132      5,780      5,912       720       1959       1996
Eldorado,
McKinney, TX....        --         221      6,247        3,660         221      9,907     10,128       871       1981       1996
Great Southwest,
Grand Prairie,
TX..............        --         442      7,825          609         442      8,434      8,876     1,373       1964       1996
Los Rios, Plano,
TX(2)...........        --                                                                                       1971       1999
Oakridge,
Garland, TX.....        --          87      3,439          901          87      4,340      4,427       646       1982       1996
Pecan Grove
Plantation,
Richmond,
TX(2)...........        --                                                                                       1980       1999
Sweetwater,
Sugarland, TX...        --         207     11,783        1,432         207     13,215     13,422     2,566       1983       1996

                                                                    SCHEDULE III
                                                                     (Continued)

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 1999
                                 (In thousands)

                                  Initial Cost                        Gross Amount at Which
                                   to Company                      Carried at Close of Period
                              --------------------      Cost      -----------------------------
                                                    Capitalized            Total Cost
                                      Buildings &    Subsequent           Buildings &           Accumulated     Date       Date
  Description    Encumbrances  Land   Improvements to Acquisition  Land   Improvements  Total   Depreciation Constructed Acquired
  -----------    ------------ ------- ------------ -------------- ------- ------------ -------- ------------ ----------- --------
PRIVATE COUNTRY
CLUBS:
Sonterra, San
Antonio, TX.....       --       2,686     25,867          939       2,686     26,806     29,492      1,956      1978       1998
Thorntree,
DeSoto, TX(2)...       --                                                                                       1983       1999
Walden, Humble,
TX..............       --         178      3,425          698         180      4,121      4,301        619      1984       1996
Willow Fork,
Katy, TX........       --          44      2,742          318          44      3,060      3,104        462      1990       1996
Woodhaven, Fort
Worth, TX.......       --          43      2,022          670          43      2,692      2,735        430      1972       1996
Brandermill,
Midlothian,
VA(2)...........       --                                                                                       1978       1999
Bear Creek,
Woodinville,
WA..............       --         705      4,823          310         711      5,127      5,838      2,105      1983       1993
                   -------    -------   --------      -------     -------   --------   --------   --------
                   $ 5,250    $40,568   $348,769      $37,618     $40,793   $386,162   $426,955   $ 58,961
                   -------    -------   --------      -------     -------   --------   --------   --------
Total Courses...   $30,890    $98,297   $664,860      $82,824     $98,918   $747,063   $845,981   $152,647
                   =======    =======   ========      =======     =======   ========   ========   ========

----
(1) Corporate assets are not included within the amounts.

(2) Acquired Cobblestone Courses. Allocation of purchase price among the Acquired Cobblestone Courses has not been finalized. Therefore, Ahwatukee (under Private Country Clubs) lists the unallocated purchase price for all the courses.

(3) Combined encumbrance for Port Royal and Shipyard golf courses.

                                                                   SCHEDULE III
                                                                    (Continued)

                        NATIONAL GOLF PROPERTIES, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1999
                                (In thousands)

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

  The changes in total real estate assets and accumulated depreciation (excluding corporate assets and related accumulated depreciation) for the three years ended December 31, 1999, 1998, and 1997 are as follows:

                                                    Total Real Estate Assets
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
     Balance, beginning of year................... $662,387  $601,375  $515,557
     Acquisitions.................................  167,449    43,181    79,171
     Improvements.................................   25,842    18,155    14,307
     Dispositions.................................   (9,697)     (324)   (7,660)
                                                   --------  --------  --------
     Balance, end of year......................... $845,981  $662,387  $601,375
                                                   ========  ========  ========
                                                    Accumulated Depreciation
                                                   ----------------------------
                                                     1999      1998      1997
                                                   --------  --------  --------
     Balance, beginning of year................... $120,841  $ 94,678  $ 72,906
     Depreciation for year........................   34,077    26,193    23,652
     Dispositions.................................   (2,271)      (29)   (1,880)
                                                   --------  --------  --------
     Balance, end of year......................... $152,647  $120,842  $ 94,678
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

   3.6 Articles Supplementary of National Golf Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
        10-Q for the period ended June 30, 1999)

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

    10.1  Third Amended and Restated Agreement of Limited Partnership of
           National Golf Operating Partnership, L.P., dated as of July 28,
           1999, (incorporated by reference to Exhibit 10.1 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30, 1999)

    10.2 Form of Lease Agreement between the Company and AGC with respect to the Initial Golf Courses and the Mesquite and Desert Lakes golf courses (incorporated by reference to Exhibit 10.2 to the Company's
           Registration Statement on Form S-11 No. 33-63110)

    10.3 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey
           South, Canyon Oaks, Capitol City, Port Royal, Shipyard, Wildhorse,
           Goshen Plantation, Hickory Heights, River's Edge, Berry Creek,
           Carmel Mountain, Creekside, Honey Bee, Wood Ranch, Monterey, Palm
           Valley, Ruffled Feathers, Upland Hills, Oregon Golf, Golden Oaks,
           Paradise Hills, Chesapeake, SeaCliff, Ancala, Arrowhead, BlackLake,
           Painted Desert, Pinery, Summerfield Crossing, The Plantation,
           Highlands, Tallgrass, Shenandoah, Pawtuckett, Bent Tree,
           Meadowbrook, The Trails, The Links, Forrest Crossing, Diamond Oaks,
           Eldorado, Great Southwest, Oakridge, Willow Fork, Woodhaven, Walden,
           Deer Creek, WestWinds, Stonecreek, Tamarack, Baymeadows, Bradshaw
           Farm, Longwood, Eagle Brook, Gettysvue; Oakhurst; Ivy Hills;
           Majestic Oaks; Woodland Creek; Sonterra; Beaver Brook; Classic;
           Coyote Lakes; Casta del Sol; and Royal American (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-
           K dated February 29, 1996)

    10.4 Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated February 29, 1996)

    10.5 Shelf Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K dated February 29, 1996)

   *10.6 National Golf Properties, Inc. Stock Incentive Plan for Key Employees of National Golf Properties, Inc., National Golf Operating
           Partnership, L.P. and American Golf Corporation, effective August
           18, 1993 (incorporated by reference to Exhibit 10.6 to the Company's
           Annual Report on Form 10-K dated February 29, 1996)

   *10.7 Indemnification Agreement, made as of August 18, 1993, by and between National Golf Properties, Inc. and its directors and officers
           (incorporated by reference to Exhibit 10.7 to the Company's Annual
           Report on Form 10-K dated February 29, 1996)

    10.8 Director Designation Agreement, dated as of March 29, 1999 by and among David G. Price, National Golf Properties, Inc. and National
           Golf Operating Partnership, L.P.

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

   10.12 Plan and Agreement of Merger, dated as of August 18, 1993, by and among Bear Creek Enterprises, Inc., National Golf Properties, Inc.,
          The Price Revocable Trust and David G. Price (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-
          K dated February 29, 1996)

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

   10.15 Option Courses Agreement, dated as of August 18, 1993, by and among
          David G. Price, The Price Revocable Trust, Black Lake/Penasquitos,
          American Golf Corporation and National Golf Operating Partnership,
          L.P. (incorporated by reference to Exhibit 10.18 to the Company's
          Annual Report on Form 10-K dated February 29, 1996)

   10.16 Agreement relating to prohibition on acquisitions of golf courses by David G. Price and his affiliates, made and entered into as of August
          18, 1993, by and among National Golf Properties, Inc., National Golf
          Operating Partnership, L.P., American Golf Corporation, David G.
          Price, Dallas P. Price and The Price Revocable Trust (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-
          K dated February 29, 1996)

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

   10.35 Amended and Restated Credit Agreement, dated as of July 30, 1999 among
          National Golf Operating Partnership, L.P., National Golf Properties,
          Inc., The First National Bank of Chicago, Merrill Lynch Capital
          Corporation, ING (U.S.) Capital LLC, Union Bank of California, N.A.,
          Banc One Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith
          Incorporated, and the several other lenders from time to time parties hereto (incorporated by reference to Exhibit 10.4 to the Company's
          Quarterly Report on Form 10-Q for the period ended June 30, 1999)

    10.36 Amended and Restated Guaranty, dated as of July 30, 1999 between
           National Golf Properties, Inc., and The First National Bank of
           Chicago and the lenders under the Amended and Restated Credit
           Agreement (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the period ended June
           30, 1999)

   *10.37 National Golf Properties, Inc. Deferred Compensation Plan, effective
           June 1, 1997 (incorporated by reference to Exhibit 10.2 to the
           Company's Quarterly Report on Form 10-Q dated July 29, 1997)

   *10.38 National Golf Properties, Inc. Deferred Compensation Plan Trust
           Agreement, dated as of June 1, 1997, by and between National Golf
           Properties, Inc. and Imperial Trust Company (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
           10-Q dated July 29, 1997)

   *10.39 Consulting Agreement, entered into as of the 30th day of April, 1997, between National Golf Properties, Inc. and Edward R. Sause
           (incorporated by reference to Exhibit 10.4 to the Company's
           Quarterly Report on Form 10-Q dated July 29, 1997)

    10.40 Pumpkin Ridge Joint Venture Agreement, dated as of September 8, 1997, by and among National Golf Operating Partnership, L.P. and Pumpkin
           Ridge Partners (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q dated October 30, 1997)

    10.41 Lease Agreement, dated as of September 8, 1997, between Pumpkin Ridge
           Joint Venture and American Golf Corporation (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form
           10-Q dated October 30, 1997)

    10.42 USGA Agreement, made and entered into as of September 8, 1997, by and between Pumpkin Ridge Joint Venture and American Golf Corporation
           (incorporated by reference to Exhibit 10.4 to the Company's
           Quarterly Report on Form 10-Q dated October 30, 1997)

    10.43 Amended and Restated Registration Rights Agreement, dated as of April
           20, 1998, by and among National Golf Properties, Inc., National Golf
           Operating Partnership, L.P. and the unit holders named therein
           (incorporated by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the period ended March 31, 1998)

    10.44 Amended and Restated Registration Rights Agreement, dated as of July
           28, 1999, by and among National Golf Properties, Inc., National Golf
           Operating Partnership, L.P. and the unit holders named therein
           (incorporated by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30, 1999)

    10.45 Contribution Agreement, dated as of March 4, 1998, between Belair
           Capital Fund LLC, National Golf Operating Partnership, L.P. and
           National Golf Properties, Inc. (incorporated by reference to Exhibit
           10.3 to the Company's Current Report on Form 8-K dated March 4,
           1998)

    10.46 Contribution Agreement, dated as of April 20, 1998, between Belair
           Capital Fund LLC, National Golf Operating Partnership, L.P. and
           National Golf Properties, Inc. (incorporated by reference to Exhibit
           10.3 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1998)

    10.47 Contribution Agreement, dated as of July 28, 1999, between Belcrest
           Realty Corporation, Belair Real Estate Corporation, National Golf
           Operating Partnership, L.P. and National Golf Properties, Inc.
           (incorporated by reference to Exhibit 10.3 to the Company's
           Quarterly Report on Form 10-Q for the period ended June 30, 1999)

    10.48 Loan Agreement between The Badlands Golf Club, Inc. and National Golf
           Operating Partnership, L.P. dated as of August 18, 1998
           (incorporated by reference to Exhibit 10.45 to the Company's Annual
           Report on Form 10-K dated March 31, 1999)

   10.49 Senior Secured Participating Promissory Note made and entered into as of August 18, 1998, between National Golf Operating Partnership, L.P.
          and The Badlands Golf Club, Inc. (incorporated by reference to
          Exhibit 10.46 to the Company's Annual Report on Form 10-K dated March
          31, 1999)

   10.50 First Deed of Trust, Assignment of Rents, Security Agreement and
          Fixture Filing relating to the Senior Secured Participating
          Promissory Note made and entered into as of August 18, 1998, by and among The Badlands Golf Club, Inc. and National Golf Operating
          Partnership, L.P. (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K dated March 31, 1999)

   10.51 Asset Purchase Agreement dated as of March 30, 1999 by and among
          National Golf Properties, Inc., National Golf Operating Partnership,
          L.P., American Golf Corporation and Golf Acquisitions, L.L.C.
          (incorporated by reference to Exhibit 2.1 to the Company's Current
          Report on Form 8-K filed on April 15, 1999)

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

                                                                        Page No.
                                                                        --------
 (b) Reports on Form 8-K filed during the Last Quarter

     None.

     Additional Information Regarding American Golf Corporation and
     Subsidiaries

     Analysis of American Golf Corporation's Consolidated Financial
 (d)  Information.....................................................     58

     American Golf Corporation's Consolidated Financial Statements

     Report of Independent Accountants................................     61

     Consolidated Balance Sheets as of December 31, 1999 and 1998.....     62

     Consolidated Statements of Operations and Comprehensive Income
      for the years ended December 31, 1999, 1998 and 1997............     63

     Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 1999, 1998 and 1997..........................     64

     Consolidated Statements of Cash Flows for the years ended
      December 31, 1999, 1998 and 1997................................     65

     Notes to Consolidated Financial Statements.......................     66

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

  The discussion of the results of operations compares the year ended December 31, 1999 with the year ended December 31, 1998 and the year ended December 31, 1998 with the year ended December 31, 1997.

Results of Operations

 Comparison of the year ended December 31, 1999 to the year ended December 31, 1998.

  Total revenues from golf course operations and management agreements for AGC increased by $121.7 million, or 21.1%, to $697.6 million for the year ended December 31, 1999 as compared to $575.9 million for the year ended December 31, 1998. The increase in revenues was primarily attributable to the net increase of 35 new leased courses and 1 new course under a management agreement. Green fees for the year ended December 31, 1999, $243.0 million, increased by $38.8 million, or 19%, as compared to $204.2 million for the year ended December 31, 1998. Cart rental revenues for the year ended December 31, 1999, $75.7 million, increased by $10.1 million, or 15.4%, from $65.6 million for the year ended December 31, 1998. Member dues and initiation fees for the year ended December 31, 1999, $126.3 million, increased by $26.3 million, or 26.3%, from $100.0 million for the year ended December 31, 1998. Food and beverage revenues for the year ended December 31, 1999, $134.1 million, increased by $25.4 million, or 23.4%, from $108.7 million for the year ended December 31, 1998. Merchandise sales were $58.3 million, an increase of $7.5 million, or 14.8%, from $50.8 million for the year ended December 31, 1998. Other operating revenue, which includes range income, increased by $12.4 million, or 30.9%, to $52.5 million for the year ended December 31, 1999, from $40.1 million for the year ended December 31, 1998. Management fees revenue of $7.7 million increased $1.1 million, or 16.7%, for the year ended December 31, 1999, from $6.6 million for the year ended December 31, 1998.

  Total operating expenses increased by $115.0 million, or 20.3%, to $682.7 million for the year ended December 31, 1999 as compared to $567.7 million for the year ended December 31, 1998. Rent expense increased by $34.6 million, or 27.3%, to $161.4 million for the year ended December 31, 1999, from $126.8 million for the year ended December 31, 1998. General and administrative expenses for the year ended December 31, 1999, $52.2 million, increased by $6.1 million, or 13.2%, from $46.1 million for the year ended December 31, 1998. These expenses increased primarily due to the addition of new courses.

  Net income increased by $4.0 million to $8.7 million for the year ended December 31, 1999, from $4.7 million for the year ended December 31 1998. The increase in net income is principally attributable to the increase in same course revenue from the improvement in weather conditions in 1999 compared to the unfavorable weather brought about by the El Nino phenomenon in 1998.

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

  Total operating expenses increased by $64.6 million, or 12.8%, to $567.7 million for the year ended December 31, 1998 as compared to $503.1 million for the year ended December 31, 1997. Rent expense increased by $17.7 million, or 16.2%, to $126.8 million for the year ended December 31, 1998, from $109.1 million for the year ended December 31, 1997. General and administrative expenses for the year ended December 31, 1998, $46.1 million, increased by $3.5 million, or $8.2%, from $42.6 million for the year ended December 31, 1997. These expenses increased primarily due to the addition of new courses.

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

Liquidity and Capital Resources

  On December 31, 1997, the Company entered into a $40 million revolving credit facility and a $13.5 million standby letter of credit facility with a commercial bank that bears interest at prime or a Libor based rate. Letters of credit issued under these credit facilities are charged a 1.5% annual letter of credit fee. On March 10, 2000, the Company entered into a commitment to amend its revolving credit facility. When executed, the amendment will include an increase in the amount available under the line of credit to $60 million, of which $10 million will expire on July 31, 2000 and $50 million will expire on March 29, 2002. The amendment will also include the Company's guarantee of approximately $15 million of debt outstanding under a term loan and line of credit of an affiliate. The revolving credit facility is used to finance working capital requirements. At December 31, 1999, there was $32.5 million outstanding and $2.5 million in standby letters of credit outstanding against the revolving credit facility. The $13.5 million standby letter of credit facility, which expires on August 17, 2000, supports outstanding letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC.

  AGC has working capital of approximately $12.4 million as of December 31, 1999, excluding deferred revenue related to initiation fees. AGC believes it will be able to satisfy its liquidity requirements, including capital expenditures and rental payments due under its leases, with cash flow available from operations and borrowings. AGC has capital expenditure commitments related to acquiring and renewing leases. These commitments are typically satisfied over several years. The material capital commitments are clubhouse renovations, building and course improvements and irrigation systems. At December 31, 1999, AGC's capital expenditure commitment was approximately $5.5 million. The improvements will be funded from AGC's operating cash flow and from borrowings under the bank credit facilities.

 Year 2000

  The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failures or miscalculations.

  The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its business. During 1998, the Company completed its assessment of these systems and developed implementation plans to bring the non-compliant systems into compliance. This plan included replacing hardware and upgrading software to Windows 95 compatible versions. The implementation plan for the Company's corporate office was completed in 1998 and all the golf courses were completed during 1999. The Company also utilizes a Year 2000 compliant HP3000 to run its financial software. This software was upgraded to a Year 2000 compliant version in 1999. As of December 31, 1999, the Company spent a total of approximately $3.6 million in connection with addressing the Year 2000 issue.

  To date the Company has not experienced any significant problems associated with the Year 2000 issue with either internal operating systems or with its third party customers and suppliers. In addition, the Company did not experience any loss in revenues due to the Year 2000 issue.

  Although unlikely given that the Company has not experienced any year 2000 issues to date, there can be no assurance that any future unforeseen Year 2000 issues relating to either non-compliant internal operating systems or with third party customers and suppliers will not arise.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
American Golf Corporation and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of American Golf Corporation and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Los Angeles, California
March 10, 2000

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
                          ASSETS

Current assets:
  Cash and cash equivalents................................ $  3,536  $  1,453
  Accounts receivable--members (less allowance for doubtful
   accounts of $1,364 and $1,570 at December 31, 1999 and
   1998, respectively).....................................   24,940    22,627
  Other receivables........................................   36,735    26,603
  Receivables from affiliates, net.........................   13,502    11,580
  Inventories..............................................   17,259    14,670
  Prepaid expenses.........................................    3,320     5,876
                                                            --------  --------
      Total current assets.................................   99,292    82,809
Property, equipment and capital leases, net................  118,962   105,934
Leasehold rights...........................................   19,486    18,489
Deposits, licenses and other assets........................   12,579    10,206
Note receivable from shareholders..........................   28,539    29,000
                                                            --------  --------
      Total assets......................................... $278,858  $246,438
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable......................................... $ 13,327  $ 10,113
  Notes payable--current portion:
    Shareholders...........................................       36        33
    Capital leases.........................................    2,776     2,446
    Other..................................................    3,322     2,309
  Accrued expenses.........................................   43,610    35,295
  Other liabilities........................................   23,851    21,593
  Deferred revenue.........................................   15,779    13,104
                                                            --------  --------
      Total current liabilities............................  102,701    84,893
  Notes payable--long-term portion:
    Shareholders...........................................      352       389
    Capital leases.........................................    2,860     1,733
    Other..................................................   86,646    79,108
  Accrued expenses.........................................   28,732    29,589
  Deferred revenue.........................................   42,614    36,848
                                                            --------  --------
      Total liabilities....................................  263,905   232,560
                                                            --------  --------
Minority interest..........................................      760       503
                                                            --------  --------
Shareholders' equity:
  Common stock--no par value; 10,000,000 shares authorized;
   6,312,617 and 6,294,918 shares outstanding at December
   31, 1999 and 1998, respectively.........................      390       --
  Retained earnings........................................   19,651    18,995
  Notes receivable from shareholders.......................   (5,576)   (5,576)
  Cumulative foreign currency translation adjustment.......     (272)      (44)
                                                            --------  --------
      Total shareholders' equity...........................   14,193    13,375
                                                            --------  --------
      Total liabilities and shareholders' equity........... $278,858  $246,438
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (In thousands)

                                                     For The Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Revenues:
  Green fees..................................... $242,998  $204,189  $188,725
  Cart rentals...................................   75,711    65,594    60,762
  Member dues and initiation fees................  126,312    99,955    82,994
  Food and beverage sales........................  134,092   108,665    89,633
  Merchandise sales..............................   58,281    50,790    44,695
  Other revenue..................................   52,473    40,074    43,203
  Management fees................................    7,708     6,586     7,119
                                                  --------  --------  --------
    Total revenues...............................  697,575   575,853   517,131
                                                  --------  --------  --------
Costs & expenses:
  Payroll and related expenses...................  240,179   203,265   188,808
  Cost of food and beverage sold.................   41,573    34,240    28,190
  Cost of merchandise sold.......................   34,652    31,682    28,598
  General and administrative.....................   52,232    46,121    42,604
  Repairs and maintenance........................   21,888    14,748    11,996
  Other operating expenses.......................  115,843    99,998    84,454
  Rents..........................................  161,436   126,779   109,141
  Depreciation and amortization..................   14,858    10,914     9,275
                                                  --------  --------  --------
    Total costs & expenses.......................  682,661   567,747   503,066
                                                  --------  --------  --------
Operating income.................................   14,914     8,106    14,065
                                                  --------  --------  --------
Other income (expense):
  Interest income................................    4,765     4,506     4,541
  Interest expense...............................   (9,103)   (7,594)   (5,823)
                                                  --------  --------  --------
    Income before provision for state income
     taxes and minority interest.................   10,576     5,018    12,783
Provision for state income taxes.................   (1,245)     (270)     (425)
                                                  --------  --------  --------
    Income before minority interest..............    9,331     4,748    12,358
Minority interest................................     (675)       (2)      (35)
                                                  --------  --------  --------
    Net income...................................    8,656     4,746    12,323
Other comprehensive income, net of tax:
    Foreign currency translation adjustment......     (228)       19       (40)
                                                  --------  --------  --------
    Comprehensive income......................... $  8,428  $  4,765  $ 12,283
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                       Cumulative
                                                                         Foreign
                          Common Stock               Notes Receivable   Currency       Total
                         ---------------  Retained         From        Translation Shareholders'
                         Shares  Amount   Earnings  Officers/Directors Adjustment     Equity
                         ------  -------  --------  ------------------ ----------- -------------
Balance, December 31,
 1996................... 6,354   $ 8,080  $ 31,592       $(4,299)         $ (23)     $ 35,350
  Net income............   --        --     12,323           --             --         12,323
  Dividends.............   --        --    (15,849)          --             --        (15,849)
  Issuance of shares for
   notes receivable.....   149     4,235       --         (4,115)           --            120
  Purchase of shares
   from shareholders....   (65)   (5,721)      --          1,823            --         (3,898)
  Foreign currency
   translation
   adjustment...........   --        --        --            --             (40)          (40)
                         -----   -------  --------       -------          -----      --------
Balance, December 31,
 1997................... 6,438     6,594    28,066        (6,591)           (63)       28,006
  Net income............   --        --      4,746           --             --          4,746
  Dividends.............   --        --     (6,314)          --             --         (6,314)
  Issuance of shares for
   notes receivable.....    32     3,012       --         (3,012)           --            --
  Purchase of shares
   from shareholders....  (175)   (9,606)   (7,503)        4,027            --        (13,082)
  Foreign currency
   translation
   adjustment...........   --        --        --            --              19            19
                         -----   -------  --------       -------          -----      --------
Balance, December 31,
 1998................... 6,295       --     18,995        (5,576)           (44)       13,375
  Net income............   --        --      8,656           --             --          8,656
  Dividends.............   --        --     (8,000)          --             --         (8,000)
  Exercise of stock
   options..............    18       390       --            --             --            390
  Foreign currency
   translation
   adjustment...........   --        --        --            --            (228)         (228)
                         -----   -------  --------       -------          -----      --------
Balance, December 31,
 1999................... 6,313   $   390  $ 19,651       $(5,576)         $(272)     $ 14,193
                         =====   =======  ========       =======          =====      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                            For The Years Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Cash flows from operating activities:
  Net income............................... $    8,656  $    4,746  $   12,323
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Depreciation and amortization..........     14,858      10,914       9,275
    Minority interest .....................        675           2          35
    Increase (decrease) from changes in:
      Accounts receivable--members.........     (2,326)     (3,775)     (1,253)
      Other receivables....................    (10,153)     (8,282)     (4,243)
      Receivables from affiliates, net.....     (1,679)     (1,858)     (1,745)
      Inventories..........................     (2,622)     (2,334)       (875)
      Prepaid expenses.....................      2,523      (2,153)     (1,200)
      Licenses, deposits and other assets..     (2,395)      2,736      (5,160)
      Accounts payable.....................      2,304       5,181      (2,640)
      Accrued expenses.....................      8,210      (4,962)     33,692
      Other liabilities....................      2,373       3,616       6,766
      Deferred revenue.....................      8,442       8,780       6,857
                                            ----------  ----------  ----------
        Net cash provided by operating
         activities........................     28,866      12,611      51,832
                                            ----------  ----------  ----------
Cash flows from investing activities:
  Acquisition of property and equipment....    (24,130)    (26,220)    (13,758)
  Acquisition of leasehold rights..........     (2,764)     (1,759)     (4,730)
  Payment on note receivable from
   shareholders............................        461         --          --
                                            ----------  ----------  ----------
        Net cash used in investing
         activities........................    (26,433)    (27,979)    (18,488)
                                            ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from notes payable
        Other..............................     78,386      65,500      12,053
        Capital leases.....................      2,213         --          --
  Payments on notes payable
        Shareholders.......................        (34)        (31)        (29)
        Other..............................    (69,287)    (43,910)    (12,018)
        Capital leases.....................     (3,547)     (2,070)     (1,713)
  Purchase of shares from
   officers/directors......................        --      (13,082)     (1,447)
  Proceeds from issuance of common stock to
   shareholders............................        --          --          120
  Exercise of stock options................        390         --          --
  Dividends paid...........................     (8,000)     (6,314)    (15,849)
  Limited partner cash distributions.......       (418)        --          --
                                            ----------  ----------  ----------
        Net cash provided by (used in)
         financing activities..............       (297)         93     (18,883)
        Effect of exchange rate changes on
         cash and cash equivalents.........        (53)        (10)        (14)
        Net increase (decrease) in cash and
         cash equivalents..................      2,083     (15,285)     14,447
                                            ----------  ----------  ----------
Cash and cash equivalents, beginning of
 period....................................      1,453      16,738       2,291
                                            ----------  ----------  ----------
Cash and cash equivalents, end of period... $    3,536  $    1,453  $   16,738
                                            ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies:

 Organization

  The consolidated financial statements include the accounts of American Golf Corporation ("AGC" or "the Company"), a California subchapter S Corporation, and its majority-owned subsidiaries, American Golf of Atlanta ("Atlanta"), a Georgia general partnership, American Golf of Detroit ("Detroit"), a Michigan general partnership, American Golf (UK) Limited ("AG(UK)"), a United Kingdom limited liability company, CW Golf Partners ("CWP"), a California limited partnership, and AGC--Park Hill Joint Venture ("Park Hill"), a Colorado general partnership (collectively, the "Company"). AGC was formed in 1973 for the purpose of operating public and private golf and tennis facilities on leased premises. At both December 31, 1999 and 1998, 71% of the Company was owned by David G. Price and Dallas P. Price ("The Prices"). The following table lists AGC's majority-owned subsidiaries and selected information:

                                              AGC
   Entity                   Formation Date Ownership                      Purpose
   ------                   -------------- ---------                      -------
   Atlanta................. June 1986         65%    To operate four courses in Atlanta, Georgia.
   Detroit................. December 1990     80%    To operate four courses in Detroit, Michigan.
   AG(UK).................. August 1993       75%    To operate courses in the United Kingdom.
   AGCWP................... September 1993    75%    To operate one course in Los Angeles, California.
   Park Hill............... December 1998     75%    To operate one course in Denver, Colorado.

  The remaining 25% interest in AG(UK) is owned by European Golf Corporation, an affiliate of AGC.

  The term "affiliate", as used in these financial statements, refers to any entity in which The Prices have a controlling interest.

  At December 31, 1999, the Company leases 145 golf courses from National Golf Properties, Inc. ("NGP"). David G. Price, Chairman of the Board of Directors of NGP, and Dallas P. Price each own 2.9% of NGP's outstanding stock and 16% of the common units of National Golf Operating Partnership, L.P. ("NGOP").

  On March 31, 1999, Golf Acquisitions, LLC ("Golf Acquisitions"), a new limited liability company formed by a subsidiary of AGC and a subsidiary of ClubCorp International ("ClubCorp"), purchased the Meditrust Corporation ("Meditrust") subsidiaries comprising the "Cobblestone Golf Group" for approximately $391.3 million in cash and assumed debt. Upon the closing of the stock purchase, AGC and ClubCorp divided the Cobblestone portfolio of 48 golf courses with AGC allocated 24 owned, leased and managed golf courses. Concurrently with closing its purchase, the Company and Golf Acquisitions sold to NGP its interest in 20 of the golf courses. The Company entered into agreements to lease or sublease 18 of the Cobblestone courses from NGP.

  On July 30, 1996, NGP purchased 20 golf courses from Golf Enterprises Inc. which were then leased to the Company.

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Inventories

  Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of food, beverage, golf and tennis equipment, and clothing and accessories.

 Revenue Recognition

  Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and range income are generally recognized at the time of sale.

  Revenue from membership dues are generally billed monthly and recognized in the month earned. The monthly dues are structured to cover the club operating costs and membership services. Initiation fees are generally refundable in 30 years. Accordingly, the difference between the amount of the initiation fees and the net present value of the future obligation is recognized as revenue on a straight-line basis over the expected average life of active membership, unless uncertainty surrounding collectibility exists for initiation fees paid either on terms or an installment basis. In addition, related incremental direct costs (primarily commissions and percentage rent) are recorded in the same manner as the revenues are recognized.

  The initiation fee deposit liability accretes over 30 years using the interest method. The accretion is recorded to interest expense in the accompanying consolidated statements of operations and comprehensive income. At December 31, 1999, there are no initiation fee deposits that are contractually due and payable during the next five years.

 Property, Equipment, Capital Leases and Leasehold Rights

  Property, equipment and leasehold rights are carried at cost. Property and equipment under capital leases are stated at the lower of the present value of the future lease payments at the beginning of the lease term or the fair value at the inception of the lease.

  Depreciation of property and equipment is computed using the straight-line method over the lesser of the estimated useful life of the asset (3 to 30 years) or the remaining term of the golf course lease. Property and equipment held under capital leases and leasehold rights are amortized using the straight-line method over the lesser of the lease term or the estimated useful life of the asset.

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

 Impairment of Long-Lived and Intangible Assets

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less costs to sell. The Company periodically assesses whether there has been an impairment in the value of long-lived assets and certain identifiable intangibles by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company determines whether there has been

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES impairment by comparing the expected undiscounted future cash flow from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no impairment has occurred.

 Stock-Based Employee Compensation Awards

  SFAS No. 123, "Accounting for Stock-Based Compensation" encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has adopted the disclosure requirements of SFAS No. 123, which involves proforma disclosure of net income under SFAS No. 123 and detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

 Comprehensive Income

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption had no impact on the Company's net income or shareholders' equity. Comprehensive income includes foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, but under SFAS No. 130 are to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

 Concentration of Credit Risk

  Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and trade receivables.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per account. At various times throughout the year and as of December 31, 1999, the Company had cash in financial institutions which was in excess of the FDIC insurance limit.

  Concentration of credit risk with respect to trade receivables, which consists primarily of membership dues and charges, is limited due to the large number of club members comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. At December 31, 1999, the Company had no significant concentration of credit risk.

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

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

 Advertising

  The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 1999, 1998 and 1997 were approximately $7,667,000, $7,375,000 and $5,627,000, respectively.

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

(2) Change in Accounting Policy:

  During 1998, based on a recent Securities and Exchange Commission pronouncement, the Company changed its accounting policy for member initiation fees to defer such revenues and recognize them on a straight-line basis over the expected average life of active membership. The Company previously recognized as revenue the difference between the amount of the fees and the net present value of the future obligation at the time of sale, unless for initiation fees paid either on terms or an installment basis uncertainty surrounding collectibility existed. In addition to the deferral of member initiation fees, the Company has deferred the related incremental direct costs (primarily commissions and percentage rent) and is recording such costs in the same manner as the revenues are recognized. As noted below, this change in accounting policy resulted in a reduction to previously reported revenues and net income. The deferred member initiation fees and related incremental direct costs will be recognized in future periods over the expected average life of active membership. Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to reflect this change for all periods presented. The impact of the restatement is summarized as follows:

                                                                1998     1997
                                                              --------  -------
                                                               (In thousands)
   Total revenues............................................ $(10,422) $(8,101)
   Net income................................................   (8,780)  (6,857)

  In addition, this change resulted in a decrease in retained earnings of $49,952,000 and $41,172,000 at December 31, 1998 and 1997, respectively.

(3) Receivables from Affiliates, net:

  The receivables from affiliates are uncollateralized and due within one year.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(4) Property, Equipment and Capital Leases:

  Property, equipment and capital leases consist of the following:

                                                Estimated
                                                 Useful      December 31,
                                                  Lives   -------------------
                                                 (Years)    1999       1998
                                                --------- ---------  --------
                                                            (In thousands)
   Golf course improvements....................   10-20   $  80,782  $ 71,848
   Buildings...................................   15-30      45,825    43,242
   Furniture, fixtures, machinery and
    equipment..................................    3-7       38,777    31,108
   Equipment under capital leases..............    3-7       12,149     9,299
                                                          ---------  --------
                                                            177,533   155,497
   Less: accumulated depreciation..............             (65,498)  (52,687)
                                                          ---------  --------
                                                            112,035   102,810
   Construction-in-progress....................               6,927     3,124
                                                          ---------  --------
                                                          $ 118,962  $105,934
                                                          =========  ========

  Equipment under capital leases includes golf carts, turf and maintenance equipment, computers, and other office equipment.

  No interest was capitalized for the years ended December 31, 1999 and 1998. Interest capitalized for the year ended December 31, 1997 was approximately $177,000.

(5) Note Receivable from Shareholders:

  During 1996, the Company loaned $29,000,000 to The Prices. The note is due in 2004. The note bears interest at 9.35% and is payable semi-annually.

(6) State Income Taxes:

  The Company has elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. Accordingly, corporate income is taxed directly to the shareholders for federal income tax reporting purposes. The Company therefore has no provision in its consolidated financial statements for federal income taxes. The following is the provision for state franchise and income taxes for the years ended December 31, 1999, 1998 and 1997:

                                                                 December 31,
                                                               ----------------
                                                                1999  1998 1997
                                                               ------ ---- ----
                                                                (In thousands)
   Current.................................................... $  --  $--  $270
   Deferred...................................................  1,245  270  155
                                                               ------ ---- ----
     Total provision for state income taxes................... $1,245 $270 $425
                                                               ====== ==== ====

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(7) Notes Payable--Shareholders:

  The notes are due in 2007 and bear interest at 8%. Interest expense to the shareholders for the years ended December 31, 1999, 1998 and 1997 was approximately $33,000, $35,000 and $37,000, respectively.

  The following are annual maturities on notes payable to shareholders:

     Years Ended December 31,                                        Amount
     ------------------------                                     -------------
                                                                  (In thousands)
       2000.....................................................      $ 36
       2001.....................................................        39
       2002.....................................................        42
       2003.....................................................        46
       2004.....................................................        50
       Thereafter...............................................       175
                                                                      ----
                                                                      $388
                                                                      ====

(8) Notes Payable--Others:

  Notes payable to others consist of the following:

                                                              December 31,
                                                     -------------------------------
                                                          1999            1998
                                                     --------------- ---------------
                                                             (In thousands)
                                                              Long-           Long-
                           Interest      Interest    Current  Term   Current  Term
Type of Collateral           Rate        Payments    Portion Portion Portion Portion Maturity
------------------        -----------  ------------- ------- ------- ------- ------- --------
Collateralized note.....       9%-23%     Monthly    $  --   $   --  $   18  $   --   4/1999
Uncollateralized line of
 credit.................    Reference     Monthly       --    32,490    --    22,000  3/2002
Collateralized note.....      9.5%       Quarterly      111    2,105     80    2,326 12/2001
Uncollateralized note...      6.1%       Annually       817      817    817    1,634  1/2002
Uncollateralized note...      8.3%       Quarterly       50       83     46      133  6/2002
Collateralized note.....      9.4%     Semi-Annually  1,624   37,664    660   40,840  7/2004
Collateralized note.....      8.0%       Quarterly      290    3,670    281    4,115  9/2009
Collateralized note.....      9.5%       Quarterly      277    4,085    262    4,520  1/2010
Collateralized note.....      9.2%       Quarterly      153    3,267    145    3,540 11/2012
Collateralized note.....  Libor + 1.5%   Quarterly      --     2,465    --       --   9/2014
                                                     ------  ------- ------  -------
                                                     $3,322  $86,646 $2,309  $79,108
                                                     ======  ======= ======  =======

  At December 31, 1999 and 1998, the bank prime and reference rate was 8.50% and 7.75%, respectively.

  The following are annual maturities on notes payable to others:

     Years Ended December 31,                                         Amount
     ------------------------                                     --------------
                                                                  (In thousands)
       2000.....................................................     $ 3,322
       2001.....................................................       5,361
       2002.....................................................      37,414
       2003.....................................................       5,390
       2004.....................................................       3,554
       Thereafter...............................................      34,927
                                                                     -------
                                                                     $89,968
                                                                     =======

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

  The note agreements and credit facilities contain, among other covenants, working capital maintenance, fixed charge and debt to net worth ratios, minimum tangible net worth amounts, and certain restrictions regarding indebtedness to others.

  On December 31, 1997, the Company entered into a $40 million revolving credit facility and a $13.5 million standby letter of credit facility with a commercial bank that bears interest at prime or a Libor based rate. Letters of credit issued under these credit facilities are charged a 1.5% annual letter of credit fee. On March 10, 2000, the Company entered into a commitment to amend its revolving credit facility. When executed, the amendment will include an increase in the amount available under the line of credit to $60 million, of which $10 million will expire on July 31, 2000 and $50 million will expire on March 29, 2002. The amendment will also include the Company's guarantee of approximately $15 million of debt outstanding under a term loan and line of credit of an affiliate. The revolving credit facility is used to finance working capital requirements. At December 31, 1999, there was $32.5 million outstanding and $2.5 million in standby letters of credit outstanding against the revolving credit facility. The $13.5 million standby letter of credit facility, which expires on August 17, 2000, supports outstanding letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC.

  In December 1996, the Company placed $41.5 million of fixed rate senior collateralized notes due 2004 with a group of institutional investors. The net proceeds from the private placement were used to repay bank debt and provide a $29 million loan to The Prices.

  The credit facilities and the private placement loan are collateralized by the issued and outstanding stock of an affiliate.

(9) Notes Payable--Capital Leases:

  Future minimum payments, by year and in the aggregate, under capital leases with initial remaining terms of one year or more consist of the following at December 31, 1999:

     Years Ended December 31,                                         Amount
     ------------------------                                     --------------
                                                                  (In thousands)
        2000.....................................................     $3,229
        2001.....................................................      1,881
        2002.....................................................        987
        2003.....................................................        277
        2004.....................................................          7
        Thereafter...............................................          4
                                                                      ------
      Total minimum lease payments...............................      6,385
      Amount representing interest...............................        749
                                                                      ------
      Present value of net minimum lease payments................      5,636
      Current portion............................................      2,776
                                                                      ------
      Long-term portion..........................................     $2,860
                                                                      ======

(10) Employee Benefit Plans:

 1994 Equity Participation Plan

  In 1994, the Company established the 1994 Equity Participation Plan, as amended (the "1994 Plan"). Under the 1994 Plan, 1,200,000 shares may be awarded to key employees as either nonqualified stock options, performance awards, or the right to purchase common stock. There were 133,506 and 200,968 shares available under the 1994 Plan as of December 31, 1999 and 1998, respectively. In 1998, the Company issued 31,700 shares

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES of common stock at $95.00 per share and received a note receivable totaling $3,012,000. The Company also repurchased 175,307 shares of common stock issued under the 1994 Plan at prices ranging from $80.55 to $95.00 per share. As part of the repurchase, notes receivable totaling $4,026,000 were paid off. In 1997, the Company issued 149,264 shares of common stock at prices ranging from $22.05 to $43.12 per share and received notes receivable totaling $4,115,000. The Company also repurchased 65,236 shares of common stock issued under the 1994 Plan at prices ranging from $87.05 to $88.06 per share. As part of the repurchase, notes receivable totaling $1,823,000 were paid off.

  Stock options granted vest over a three to five year period and are subject to continued employment and the Company achieving certain financial performance targets. The fair value of stock options granted is estimated using the minimum value pricing method with the following assumptions: (i) risk-free interest rate of 7.0%, (ii) expected option life of seven years,
(iii) forfeiture rate of zero, (iv) no expected volatility and (v) a dividend yield of 5%.

  The summary of the status of the Company's stock options as of December 31, 1999, 1998 and 1997, and the activity with executives, key employees and members of the AGC Board of Directors during the years then ended is presented below:

                                1999              1998              1997
                          ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted
                                   Average           Average           Average
                          Number    Option  Number    Option  Number    Option
                            of     Exercise   of     Exercise   of     Exercise
                          Shares    Price   Shares    Price   Shares    Price
                          -------  -------- -------  -------- -------  --------
Outstanding at beginning
 of year................  642,835   $50.56  440,424   $26.60  350,595   $22.05
Granted--price equals
 fair value.............   76,080    75.68  259,071    86.28   15,821    22.05
Granted--price greater
 than fair value........      --       --       --       --    95,127    43.12
Exercised...............  (17,699)   22.05   (9,395)   22.05      --       --
Canceled................  (75,114)   57.30  (47,265)   28.77  (21,119)   22.05
                          -------   ------  -------   ------  -------   ------
Options outstanding at
 year end...............  626,102   $53.61  642,835   $50.56  440,424   $26.60
                          =======   ======  =======   ======  =======   ======
Options exercisable at
 year end...............  366,206           347,516           290,314
                          =======           =======           =======

  The following table summarizes information about stock options outstanding at December 31, 1999:

                           Options Outstanding         Options Exercisable
                    --------------------------------- ---------------------
                       Number     Weighted               Number
                    Outstanding    Average   Weighted Outstanding  Weighted
                         at       Remaining  Average       at      Average
                    December 31, Contractual Exercise December 31, Exercise
   Exercise price       1999        Life      Price       1999      Price
   --------------   ------------ ----------- -------- ------------ --------
       22.05          258,503        2.0      22.05     258,503     22.05
       43.12          107,703        3.2      43.12     107,703     43.12
       95.00          183,816        5.0      95.00         --        --
       75.68           76,080        4.0      75.68         --        --
                      -------                           -------
                      626,102                           366,206
                      =======                           =======

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(10) Employee Benefit Plans (Continued):

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

                                                           For the year ended
                                                              December 31,
                                                          ---------------------
                                                           1999   1998   1997
                                                          ------ ------ -------
                                                             (In thousands)
   Net income--as reported............................... $8,656 $4,746 $12,323
                                                          ====== ====== =======
   Net income--pro-forma................................. $8,656 $4,746 $12,301
                                                          ====== ====== =======

  In 1995, performance awards were granted to key members of management who were not awarded the right to purchase common stock or nonqualified stock options. The 1994 Plan provides that holders of performance awards have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on the Company's earnings). Performance awards issued in 1995 were scheduled to mature on December 31, 1998. In 1998, the Company granted these holders of performance awards the right to receive, as a prepayment, a portion of their appreciation in share value based on the 1997 share price, payable in 1999, and extend the maturity date of the performance shares to December 31, 1999. The appreciation in share value, less the prepayment, is payable in three equal annual installments, beginning in early 2000. In 1999, the Company issued 66,496 performance awards with a maturity date of December 31, 2001 payable in three annual installments beginning in early 2002. Performance awards vest based on the Company achieving certain earnings targets and are subject to continued employment. Performance awards outstanding totaled 246,742 and 191,884 as of December 31, 1999 and 1998, respectively. For the years ended December 31, 1999 and 1997 compensation expense recorded was $4,429,000 and $17,500,000, respectively. For the year ended December 31, 1998, no compensation expense was recorded with respect to the performance awards as management determined that the accrual recorded in 1997 was adequate based on earnings estimates of the Company for the year ended December 31, 1998.

 401(k) Employee Savings Plan

  The Company has a 401(k) Employee Savings Plan available to all employees who have earned one year of vesting service and are at least 21 years of age. Participants may contribute from 1% to 10% of their gross pay, in whole percentages, on a before-tax basis. The Company contributes to participants' accounts based on the amount the participant elects to defer and a matching contribution equal to $0.50 on each dollar contributed by a participant up to 3% of the participant's gross pay. The Company's expense for the plan for the years ended December 31, 1999, 1998 and 1997 was approximately $1,046,000, $947,000 and $796,000, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(11) Commitments and Contingencies:

  The Company is the lessee under long-term operating leases for golf courses and equipment. At December 31, 1999, future minimum rental payments required pursuant to the terms of all lease obligations are as follows:

   Years Ended December 31,         Related Parties Unrelated Parties   Total
   ------------------------         --------------- ----------------- ----------
                                                   (In thousands)
     2000.........................    $  102,036        $ 46,847      $  148,883
     2001.........................       102,802          42,111         144,913
     2002.........................       103,761          37,275         141,036
     2003.........................       104,719          32,779         137,498
     2004.........................       105,678          28,574         134,252
     Thereafter...................       787,757         339,814       1,127,571
                                      ----------        --------      ----------
                                      $1,306,753        $527,400      $1,834,153
                                      ==========        ========      ==========

  In addition to minimum rental payments, certain leases require payment of the excess of various percentages of gross revenue over the minimum rental payments. During the years ended December 31, 1999, 1998 and 1997, percentage rentals paid to unrelated parties were approximately $11,963,000, $9,572,000 and $10,179,000, respectively.

  Under the terms of certain leases, the Company is committed to make improvements at golf courses. At December 31, 1999, approximately $5,538,000 of such improvements remain to be made.

  At December 31, 1999, the Company was contingently liable for outstanding letters of credit in the amount of approximately $16,060,000.

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

(12) Related Party Transactions:

  The Company rents golf and tennis facilities from NGP and related entities in which The Prices have a controlling interest. Rent expense paid to NGP was approximately $98,705,000, $80,027,000 and $71,434,000 for the years ended
December 31, 1999, 1998 and 1997, respectively. Rent expense paid to related entities in which The Prices have a controlling interest was approximately $3,612,000, $3,439,000 and $3,485,000 for the years ended December 31, 1999,
1998 and 1997 respectively.

  The Company recorded net management fees from related entities in the amount of approximately $2,128,000, $1,504,000 and $2,610,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  The Company has accumulated costs in Other Receivables relating to construction in progress at certain golf and tennis facilities owned by NGP. Periodically, substantially all of these costs are reimbursed by NGP and related entities. At December 31, 1999 and 1998, these accumulated costs amounted to approximately $17,535,000 and $8,855,000, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

  The Company earns interest on receivables from affiliates at a prime based rate. Interest income from affiliates was approximately $222,000, $247,000 and $587,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

  Included in Other Receivables are receivables from employees at December 31, 1999 and 1998 of approximately $426,000 and $341,000, respectively.

(13) Statement of Cash Flows--Supplemental Disclosures:

  Interest paid for the years ended December 31, 1999, 1998 and 1997 was approximately $7,524,000, $6,815,000 and $5,192,000, respectively.

  State income taxes paid for the years ended December 31, 1999, 1998 and 1997 were approximately $50,000, $259,000 and $38,000, respectively.

  During 1999 the Company assumed capital leases for equipment of $2,850,000

(14) Shareholders' Equity:

  As discussed in Note 10 to the consolidated financial statements, the Company has issued 298,525 shares of common stock to key employees for notes receivable with a balance at December 31, 1999, 1998, and 1997 of $5,576,000, $5,576,000, and $6,591,000, respectively. The notes receivable bear interest ranging from six to seven percent and the principal is due in 2004. The notes are collateralized by the common stock issued and are shown on the consolidated balance sheets as a reduction in shareholders' equity. Interest income accrued on the notes receivable was approximately $425,000, $425,000 and $491,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Interest is paid with proceeds from shareholder distributions and, if necessary, a portion of their annual bonus. To the extent these amounts are insufficient to cover the current year interest, the unpaid interest may be added to the principal of the note. No amounts were added to principal for the years ended December 31, 1999, 1998 and 1997.

(15) Subsequent Event:

  On February 14, 2000, the Company entered into a letter of intent with Book4golf.com Corporation ("Book4golf") to become the Company's exclusive internet tee-time provider. The letter of intent provides for the immediate payment of $400,000 and delivery of 150,000 common shares of Book4golf to the Company. A further payment of $3,600,000 and the delivery of an additional
5.85 million common shares of Book4golf will be made to the Company upon execution of a definitive agreement. In addition, the Company will be provided with the opportunity of earning an additional one million common shares of Book4golf pursuant to certain performance-based criteria. Completion of the transaction is subject to a number of conditions, including the execution of definitive agreements, satisfactory due diligence and receipt of all requisite regulatory approvals.

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

              Signatures                          Title                  Date
              ----------                          -----                  ----

        /s/ David G. Price            Chairman of the Board         March 27, 2000
 ____________________________________
            David G. Price

       /s/ James M. Stanich           President and Director        March 27, 2000
 ____________________________________  (Principal Executive
           James M. Stanich            Officer)

        /s/ Neil M. Miller            Vice President--Finance       March 27, 2000
 ____________________________________
            Neil M. Miller

       /s/ William C. Regan           Vice President--Controller    March 27, 2000
 ____________________________________  and Treasurer
           William C. Regan

      /s/ Richard A. Archer           Director                      March 27, 2000
 ____________________________________
          Richard A. Archer

     /s/ John C. Cushman, III         Director                      March 27, 2000
 ____________________________________
         John C. Cushman, III

         /s/ Bruce Karatz             Director                      March 27, 2000
 ____________________________________
             Bruce Karatz

       /s/ Charles S. Paul            Director                      March 27, 2000
 ____________________________________
           Charles S. Paul

       /s/ Edward R. Sause            Director                      March 27, 2000
 ____________________________________
           Edward R. Sause