Form 10-Q
period 2000-03-31
NATIONAL GOLF PROPERTIES INC
filed 2000-05-15
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X  No ___
                                         ---


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

13,454,245 shares of common stock, $.01 par value, as of May 5, 2000

                        NATIONAL GOLF PROPERTIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                          Page
                                                                                                          ----
Part I.                       Financial Information

     Item 1.                  Financial Statements

                              Consolidated Balance Sheets of National Golf Properties,  Inc. as of
                              March 31, 2000 and December 31, 1999                                          3

                              Consolidated  Statements of Operations of National Golf  Properties,
                              Inc. for the three months ended March 31, 2000 and 1999                       4

                              Consolidated  Statements of Cash Flows of National Golf  Properties,
                              Inc. for the three months ended March 31, 2000 and 1999                       5

                              Notes to Consolidated Financial Statements                                    6

     Item 2.                  Management's  Discussion  and  Analysis of Financial  Condition  and
                              Results of Operations                                                        10

     Item 3.                  Quantitative and Qualitative Disclosures About Market Risk                   14

Part II.                      Other Information                                                            15

                              Exhibit Index                                                                17

                         Part I. Financial Information

Item 1. Financial Statements

                        NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (Unaudited, in thousands, except share data)

                                                                                    March 31,       December 31,
                                                                                       2000           1999
                                                                                  -------------    -------------
                                     ASSETS
Property
     Land                                                                         $     91,059     $     98,918
     Buildings                                                                         240,004          255,833
     Ground improvements                                                               452,795          417,941
     Furniture, fixtures and equipment                                                  50,027           49,893
     Leasehold rights                                                                   33,743           31,543
     Construction in progress                                                           23,787           23,942
                                                                                  ------------     ------------
                                                                                       891,415          878,070
     Less: accumulated depreciation                                                   (161,608)        (152,974)
                                                                                  ------------     ------------
          Net property                                                                 729,807          725,096
Cash and cash equivalents                                                                3,651            2,491
Investments                                                                                200              200
Mortgage notes receivable                                                               21,479           27,855
Investment in joint venture                                                              7,201            7,286
Due from affiliate                                                                       6,029               --
Other assets, net                                                                       17,403           18,977
                                                                                  ------------     ------------
          Total assets                                                            $    785,770     $    781,905
                                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                     $    460,215     $    450,331
Accounts payable and other liabilities                                                  15,059            9,632
Due to affiliate                                                                             -            6,370
                                                                                  ------------     ------------
          Total liabilities                                                            475,274          466,333
                                                                                  ------------     ------------
Minority interest                                                                      179,818          194,071
                                                                                  ------------     ------------
Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares
       authorized - none issued                                                              -                -
     Common stock, $.01 par value, 40,000,000 shares
       authorized, 13,454,245 and 12,204,245 shares
       issued and outstanding at March 31, 2000 and
       December 31, 1999, respectively                                                     135              122
     Additional paid in capital                                                        134,389          125,597
     Unamortized restricted stock compensation                                          (3,846)          (4,218)
                                                                                  ------------     ------------
          Total stockholders' equity                                                   130,678          121,501
                                                                                  ------------     ------------
          Total liabilities and stockholders' equity                              $    785,770     $    781,905
                                                                                  ============     ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)

                                                                     For the three              For the three
                                                                     months ended               months ended
                                                                    March 31, 2000             March 31, 1999
                                                                    --------------             --------------
Revenues:
     Rent from affiliates                                           $        26,859            $        19,671
     Rent                                                                       303                        836
     Equity in income from joint venture                                        113                        105
     Gain on sale of properties                                                 707                          -
                                                                    ---------------            ---------------
         Total revenues                                                      27,982                     20,612
                                                                    ---------------            ---------------

Expenses:
     General and administrative                                               1,665                      1,379
     Depreciation and amortization                                           10,639                      7,350
                                                                    ---------------            ---------------
         Total expenses                                                      12,304                      8,729
                                                                    ---------------            ---------------

     Operating income                                                        15,678                     11,883

     Interest income from affiliates                                            128                          -
     Interest income                                                            393                        543
     Other income                                                                 3                         12
     Interest expense                                                        (9,838)                    (5,692)
                                                                    ---------------            ---------------
Income before taxes and minority interest                                     6,364                      6,746
Provision for taxes                                                              (9)                       (57)
                                                                    ---------------            ---------------
Income before minority interest                                               6,355                      6,689
Income applicable to minority interest                                       (4,163)                    (3,775)
                                                                    ===============            ===============

Basic earnings per share                                            $          0.18            $          0.23
Weighted average number of shares                                            12,137                     12,622

Diluted earnings per share                                          $          0.18            $          0.23
Weighted average number of shares                                            12,430                     12,687

Distribution declared per common share outstanding                  $          0.45            $          0.44

  The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                                     For the three              For the three
                                                                     months ended               months ended
                                                                    March 31, 2000             March 31, 1999
                                                                    --------------             --------------
Cash flows from operating activities:
     Net income                                                     $        2,192             $        2,914
     Adjustments to reconcile net income to net
       cash provided by operating activities:
         Depreciation and amortization                                      10,639                      7,350
         Amortization of loan costs                                            323                          -
         Amortization of restricted stock                                      373                        389
         Minority interest in earnings                                       4,163                      3,775
         Distributions from joint venture, net of equity in income              85                         93
         Gain on sale of properties                                           (707)                         -
         Straight-line rents                                                  (887)                         -
         Other adjustments                                                     154                          -
         Changes in assets and liabilities:
              Other assets                                                   1,793                      1,433
              Accounts payable and other
              Due from/to affiliate                                           (635)                      (705)
                                                                    --------------             --------------
                  Net cash provided by operating activities                 22,795                     19,835
                                                                    --------------             --------------

Cash flows from investing activities:
     Purchase of available-for-sale securities                                   -                     (1,953)
     Proceeds from sale of available-for-sale
     Issuance of mortgage note receivable                                        -                    (12,655)
     Proceeds from mortgage notes receivable                                     -                      9,649
     Loan costs on mortgage note issued                                          -                        (14)
     Purchase of property and related assets                               (22,636)                  (181,176)
     Proceeds from sale of property and related assets                       3,026                          -
                                                                    --------------             --------------
                  Net cash used by investing                               (19,610)                  (183,100)
                                                                    --------------             --------------

Cash flows from financing activities:
     Principal payments on notes payable                                   (31,168)                  (108,114)
     Proceeds from notes payable                                            41,000                    281,975
     Loan costs                                                                (60)                      (125)
     Proceeds from stock options exercised                                       -                        416
     Cash distributions                                                     (5,421)                    (5,553)
     Limited partners' cash distributions                                   (6,376)                    (5,418)
                                                                    --------------             --------------
                  Net cash provided (used) by financing
                    activities                                              (2,025)                   163,181
                                                                    --------------             --------------
Net increase (decrease) in cash and cash equivalents                         1,160                        (84)
Cash and cash equivalents at beginning of period                             2,491                      1,711
                                                                    --------------             --------------
Cash and cash equivalents at end of period                          $        3,651             $        1,627
                                                                    ==============             ==============

Supplemental cash flow information:
     Interest paid                                                  $        5,775             $        2,504
     Taxes paid                                                                  4                         83

The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"), pursuant to its 64.2% ownership of the common units of partnership interest in the Operating Partnership ("Common Units"). The Operating Partnership has an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended March 31, 2000 and 1999 were 292,939 and 64,291, respectively.


(2)  Property Acquisitions and Sales
     -------------------------------

     During the three months ended March 31, 2000, the Company purchased two golf courses, described below, for an initial investment of approximately $10.9 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC"), a related party, pursuant to long-term triple net leases.


     Acquisition                                                  Initial
         Date         Course Name            Location            Investment
      ----------      -----------            --------            ----------
                                                               (In thousands)

      2/24/00    Canoa Hills Golf Course  Green Valley,             $  3,493
                                          Arizona

      3/7/00     Oyster Reef Golf Club    Hilton Head Island,          7,456
                                          South Carolina

                                                                 -----------
                               Total Initial Investment             $ 10,949
                                                                 ===========


     In February 2000, the Company sold Lake Houston Golf Club and Woodlake Country Club for a total amount of approximately $3.2 million. The Company recognized a gain of approximately $707,000.


(3)  Cobblestone Acquisition
     -----------------------

     On March 31, 1999, the Company purchased fee interests in 15 golf courses, long-term leasehold interests in two golf courses and leasehold rights in three golf courses and made a participating mortgage loan collateralized by an additional golf course (collectively, the "Acquired Cobblestone Courses"). As part of the Acquired Cobblestone Courses the Company made a participating mortgage loan of approximately $12.6 million, which is collateralized by El Camino Country Club (the "El Camino Mortgage"). During the three months ended March 31, 2000, the Company finalized the fair value allocation of purchase price among the Acquired Cobblestone Courses. As a result, the El Camino Mortgage was reduced from approximately $12.6 million to approximately $5.9 million. The difference of $6.7 million was allocated among the Acquired Cobblestone Courses. In addition, there were reclassifications among the components of property.


(4)  Stock Repurchase Plan
     ---------------------

     In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's common stock. At March 31, 2000 and December 31, 1999, the number of shares purchased under this authorization was 444,800 for a total cost of approximately $9.1 million. The shares repurchased are considered "authorized but unissued."


(5)  Lease Rental Agreements
     -----------------------

     For the leases of the Acquired Cobblestone Courses, the base rent generates an initial return on the Operating Partnership's investment of 8.75% and will step-up on a sequential basis each year to 9.25%, 9.75%, 10.25%,

     10.75%, 11.25%, and finally to 11.75% in 2005. GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be straight-lined. For the three months ended March 31, 2000, the straight-lining of rent resulted in additional rent revenue of approximately $887,000.


(6)  Pro Forma Financial Information
     -------------------------------

     The pro forma financial information set forth below is presented as if the 2000 acquisitions (Note 2) had been consummated as of January 1, 1999.

     The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated as of January 1, 1999, nor does it purport to represent the results of operations for future periods.


                                                         For the three
     (In thousands, except per share amounts)         months ended March 31,
     ----------------------------------------      ---------------------------
                                                      2000              1999
                                                      ----              ----
     Revenues from rental property                  $  27,372        $  20,813
     Net income                                     $   2,215        $   2,882
     Basic earnings per share                       $    0.18        $    0.23
     Diluted earnings per share                     $    0.18        $    0.23

     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation expense and (ii) an increase in interest expense.


(7)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     On March 14, 2000, a limited partner exchanged all of its 1,250,000 Common Units for 1,250,000 shares of common stock.

     Non-cash transactions for the three months ended March 31, 1999 include approximately $5.6 million of assumed notes as partial consideration for the Acquired Cobblestone Courses and approximately $7.4 million in costs accrued but not paid related to the Acquired Cobblestone Courses and the new credit facility.


(8)  Other Data
     ----------

     AGC is the lessee of all but four of the golf courses in the Company's portfolio at March 31, 2000. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.6% of the Company's outstanding common stock and approximately 16% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:


                                                                     March 31,             December 31,
                                                                       2000                    1999
                                                               ---------------------- -----------------------
                                                                              (In thousands)
         Current assets                                            $      95,550          $      99,292
         Non-current assets                                              178,160                179,566
                                                                   -------------          -------------

              Total assets                                         $     273,710          $     278,858
                                                                   =============          =============

         Current liabilities                                       $     114,946          $     102,701
         Long-term liabilities                                           155,357                161,204
         Minority interest                                                   289                    760
         Shareholders' equity                                              3,118                 14,193
                                                                   -------------          -------------

         Total liabilities and shareholders' equity                $     273,710          $     278,858
                                                                   =============          =============

                                                                           For the three months ended
                                                                                     March 31,
                                                                     ---------------------------------------
                                                                        2000                         1999
                                                                       ------                       -------
                                                                                 (In thousands)
     Total revenues                                           $       144,947              $       123,461
                                                                  ===============              ===============

     Net loss                                                 $        11,055              $         5,074
                                                                  ===============              ===============

     Total revenues from golf course operations and management agreements for AGC increased by $21.4 million, or 17.3%, to $144.9 million for the three months ended March 31, 2000 compared to $123.5 million for the three months ended March 31, 1999. The increase in revenues was primarily attributable to the addition of 18 leased courses.

     Net loss increased by $6 million to $11.1 million for the three months ended March 31, 2000 compared to $5.1 million for the corresponding three months of 1999. The increase in net loss was primarily due to lower operating margins on a same course basis as a result of unfavorable weather conditions in the southwest and eastern United States. In addition, while the new leases described above contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation.


(9)  Subsequent Event
     ----------------
     On April 18, 2000, the Board of Directors declared a distribution of $0.45 per share for the quarter ended March 31, 2000 to stockholders of record on April 28, 2000, which distribution will be paid on May 15, 2000.

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

The discussion of the results of operations compares the three months ended March 31, 2000 with the three months ended March 31, 1999.

Results of Operations
---------------------

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

Net income decreased by $722,000 to $2,192,000 for the three months ended March 31, 2000 compared to $2,914,000 for the three months ended March 31, 1999. The decrease was primarily attributable to an increase in rent revenue of approximately $6,655,000, which was offset by: (i) an increase in depreciation and amortization expense of approximately $3,289,000; and (ii) an increase in interest expense of approximately $4,146,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of five golf course properties subsequent to March 31, 1999, which accounted for approximately $522,000 of the increase; and (ii) a full three months of rent on 17 golf course properties, two long-term leasehold interests and three leasehold rights acquired in the first quarter of 1999, which accounted for approximately $5,911,000 of the increase; and (iii) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1998, which accounted for approximately $222,000 of the increase.

The increase in depreciation and amortization expense was due to an increase in depreciation expense of approximately $2,760,000 and an increase in amortization expense of approximately $529,000. The increase in depreciation expense was primarily due to (i) the acquisition of five golf course properties subsequent to March 31, 1999, which accounted for approximately $204,000 of the increase; and (ii) a full three months of depreciation expense on 19 golf course properties acquired in the first quarter of 1999, which accounted for approximately $2,682,000 of the increase. The increase in amortization expense was primarily due to the acquisition of two long-term leasehold interests and three leasehold rights, which accounted for approximately $660,000 of the increase.

The increase in interest expense was primarily due to the increase in outstanding advances and LIBOR rate margin under the Company's credit facility. On March 31, 1999, the Company's $100 million credit facility was terminated and replaced with a $300 million credit facility. On July 30, 1999, the Company amended its $300 million credit facility. The amended credit facility split the $300 million revolving credit facility into (i) a $200 million revolver and (ii) a $100 million term note.

Liquidity and Capital Resources
-------------------------------

At March 31, 2000, the Company had approximately $3.9 million in cash and investments, mortgage notes receivable of approximately $21.5 million, mortgage indebtedness of approximately $30.8 million and unsecured indebtedness of approximately $429.4 million. The $460.2 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.31%. Of the $460.2 million of debt, $195.9 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2000 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses acquired through May 5, 2000, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $20.3 million, of which approximately $19.9 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the leases, the Company's investment in such improvements.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or Common Units as consideration for such purchases.

On March 31, 2000, the Independent Directors waived the requirement that AGC post and maintain an irrevocable letter of credit in an amount equal to approximately $13.6 million, representing six months of base rent under the leases at the time of the initial public offering in 1993.

For the period January 1, 2000 through May 5, 2000, the Company purchased interests in two golf courses for an aggregate initial investment of approximately $10.9 million, which investments were financed by $1.5 million of cash from operations, $4.7 million of advances under the Company's credit facility, and $4.7 million of proceeds from sale of properties.

In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's common stock. At May 5, 2000 and March 31, 2000, the number of shares purchased under this authorization was 444,800 for a total cost of approximately $9.1 million. The shares repurchased are considered "authorized but unissued."

The limited partners of the Operating Partnership have the right, in each twelve-month period ending on August 18, to sell up to one-third of their Common Units or exchange up to the greater of 75,000 Common Units or one-third of their Common Units to the Company. If the Common Units are sold for cash, the Company will have the option to pay for such Common Units with available cash, borrowed funds or from the proceeds of an offering of common stock. If the Common Units are exchanged for shares of common stock, the limited partner will receive one share of common stock for each Common Unit exchanged. In addition, a certain limited partner was required within a specific period of time to exchange all its Common Units into common stock. On March 14, 2000, such limited partner exchanged all of its 1,250,000 Common Units for 1,250,000 shares of common stock.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the three months ended March 31, 2000 and 1999.

                                                                               Three months ended
                                                                                    March 31,
                                                                                    ---------
                                                                                 (In thousands)

                                                                           2000                       1999
                                                                  -----------------------    -----------------------
Net income                                                            $       2,192              $        2,914
Distributions - Preferred Units                                              (2,314)                     (1,500)
Minority interest                                                             4,163                       3,775
Depreciation and amortization                                                10,728                       7,440
Gain on sale of properties                                                     (707)                          -
Straight-line rents                                                            (887)                          -
Deferred compensation plan adjustment                                           146                           -
Excess land sales                                                                 -                          (9)
Amortization - loan costs                                                         -                        (113)
Depreciation - corporate                                                        (18)                        (18)
                                                                      -------------              --------------
Funds from operations                                                        13,303                      12,489

Company's share of funds from operations                                      56.07%                      56.73%
                                                                      -------------              --------------

Company's funds from operations                                       $       7,459              $        7,085
                                                                      =============              ==============

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

Item 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's primary market risk exposure is interest rate risk. The Company has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed rate, long-term debt to total debt such that variable-rate exposure is kept at an acceptable level, (2) using interest rate fixing strategies where appropriate to fix rates on anticipated debt transactions, and (3) taking advantage of favorable market conditions for long-term debt and/or equity.

     The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at March 31, 2000 (dollars in thousands):


                                            For the Period Ended December 31,
                                 ---------------------------------------------------------
                                  2000         2001         2002         2003         2004      Thereafter      Total
                                  ----         ----         ----         ----         ----      ----------      -----
Long-term debt:
   Fixed-rate...............       $   8,433     $ 26,037     $  7,172    $   7,744     $ 47,999   $   98,521    $  195,906
   Average interest rate                7.73%        7.09%        8.39%        8.39%        8.58%        8.24%         8.12%
   Variable-rate............             124          182      159,202          224      100,249        4,328       264,309
   Average interest rate               10.52%       10.52%        8.05%       10.52%        8.95%       10.52%         8.44%
                                   ---------     --------     --------    ---------     --------   ----------    ----------
     Total debt.............       $   8,557     $ 26,219     $166,374    $   7,968     $148,248   $  102,849    $  460,215
                                   =========     ========     ========    =========     ========   ==========    ==========

     In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% increase in interest rates would have an approximate $2.6 million increase in interest expense based on approximately $264.3 million outstanding at March 31, 2000.

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

                                          National Golf Properties, Inc.


Date:  May 11, 2000                       By:      /s/ William C. Regan
                                             ---------------------------------
                                                   William C. Regan
                                                   Vice President - Controller
                                                   and Treasurer

                                  EXHIBIT INDEX

                                                         Sequentially
Exhibit                                                    Numbered
Number              Description                              Page
------              -----------                          -----------


  27                Financial Data Schedule