Form 10-Q
period 2000-06-30
NATIONAL GOLF PROPERTIES INC
filed 2000-08-14
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X     No  _____
                                           ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

13,484,245 shares of common stock, $.01 par value, as of August 8, 2000

                         NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                              Page
                                                                              ----
Part I.       Financial Information

     Item 1.  Financial Statements

              Consolidated Balance Sheets of National Golf Properties,
              Inc. as of June 30, 2000 and December 31, 1999                    3

              Consolidated Statements of Operations of National Golf
              Properties, Inc. for the three months ended June 30,
              2000 and 1999                                                     4

              Consolidated Statements of Operations of National Golf
              Properties, Inc. for the six months ended June 30, 2000
              and 1999                                                          5

              Consolidated Statements of Cash Flows of National Golf
              Properties, Inc. for the six months ended June 30, 2000
              and 1999                                                          6

              Notes to Consolidated Financial Statements                        7


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                              12

     Item 3.  Quantitative and Qualitative Disclosures About Market
              Risk                                                             16

Part II.      Other Information                                                17

              Exhibit Index                                                    19

                         Part I. Financial Information

Item 1.  Financial Statements

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                                                          June 30,    December 31,
                                                                                           2000           1999
                                                                                         ---------   -------------
                                                                                        (Unaudited)
                                        ASSETS
Property
  Land                                                                                   $  91,059      $  98,918
  Buildings                                                                                240,756        255,833
  Ground improvements                                                                      456,167        417,941
  Furniture, fixtures and equipment                                                         50,045         49,893
  Leasehold rights                                                                          33,245         31,543
  Construction in progress                                                                  23,302         23,942
                                                                                         ---------      ---------
                                                                                           894,574        878,070
  Less: accumulated depreciation                                                          (170,767)      (152,974)
                                                                                         ---------      ---------
     Net property                                                                          723,807        725,096
Cash and cash equivalents                                                                    1,270          2,491
Investments                                                                                    200            200
Mortgage notes receivable                                                                   21,463         27,855
Investment in joint venture                                                                  7,105          7,286
Due from affiliate                                                                           3,161            ---
Other assets, net                                                                           17,389         18,977
                                                                                         ---------      ---------
     Total assets                                                                        $ 774,395      $ 781,905
                                                                                         =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                                            $ 455,107      $ 450,331
Accounts payable and other liabilities                                                      14,434          9,632
Due to affiliate                                                                               ---          6,370
                                                                                         ---------      ---------
     Total liabilities                                                                     469,541        466,333
                                                                                         ---------      ---------
Minority interest                                                                          177,828        194,071
                                                                                         ---------      ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    Authorized - none issued                                                                   ---            ---
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 13,444,245 and 12,204,245 shares
    issued and outstanding at June 30, 2000 and
    December 31, 1999, respectively                                                            134            122
  Additional paid in capital                                                               130,372        125,597
  Unamortized restricted stock compensation                                                 (3,480)        (4,218)
                                                                                         ---------      ---------
     Total stockholders' equity                                                            127,026        121,501
                                                                                         ---------      ---------
     Total liabilities and stockholders' equity                                          $ 774,395      $ 781,905
                                                                                         =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                                                For the three                     For the three
                                                                                 months ended                      months ended
                                                                                June 30, 2000                     June 30, 1999
                                                                                -------------                     -------------
Revenues:
  Rent from affiliates                                                            $    27,130                     $     25,464
  Rent                                                                                    303                              294
  Equity in income from joint venture                                                     109                              107
  Gain on sale of properties                                                              (19)                             359
                                                                                  -----------                      -----------
     Total revenues                                                                    27,523                           26,224
                                                                                  -----------                      -----------

Expenses:
  General and administrative                                                            1,363                            1,247
  Depreciation and amortization                                                         9,773                            9,545
                                                                                  -----------                      -----------
     Total expenses                                                                    11,136                           10,792
                                                                                  -----------                      -----------

  Operating income                                                                     16,387                           15,432

Other income (expense):
  Interest income from affiliates                                                         137                              280
  Interest income                                                                         122                              220
  Other income                                                                             43                              239
  Treasury lock settlement                                                                ---                           (2,016)
  Interest expense                                                                    (10,003)                          (9,629)
                                                                                  -----------                      -----------
Income before taxes and minority interest                                               6,686                            4,526
Provision for taxes                                                                        (9)                             (58)
                                                                                  -----------                      -----------
Income before minority interest                                                         6,677                            4,468
Income applicable to minority interest                                                 (4,059)                          (2,927)
                                                                                  -----------                      -----------

Net income                                                                        $     2,618                     $      1,541
                                                                                  ===========                      ===========


Basic earnings per share                                                          $      0.20                     $       0.12
Weighted average number of shares                                                      13,153                           12,636

Diluted earnings per share                                                        $      0.19                     $       0.12
Weighted average number of shares                                                      13,454                           12,696

Distribution declared per common share outstanding                                $      0.45                     $       0.44

The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                             For the six      For the six
                                             months ended     months ended
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------

Revenues:
  Rent from affiliates                       $     53,989     $     45,135
  Rent                                                606            1,130
  Equity in income from joint venture                 222              212
  Gain on sale of property                            688              359
                                             ------------     ------------
     Total revenues                                55,505           46,836
                                             ------------     ------------

Expenses:
  General and administrative                        3,028            2,626
  Depreciation and amortization                    20,412           16,895
                                             ------------     ------------
     Total expenses                                23,440           19,521
                                             ------------     ------------

  Operating income                                 32,065           27,315

Other income (expense):
  Interest income from affiliates                     265              280
  Interest income                                     515              763
  Other income                                         46              251
  Treasury lock settlement                             --           (2,016)
  Interest expense                                (19,841)         (15,321)
                                             ------------     ------------
Income before provision for taxes and
 minority interest                                 13,050           11,272
Provision for taxes                                   (18)            (115)
                                             ------------     ------------
Income before minority interest                    13,032           11,157
Income applicable to minority interest             (8,222)          (6,702)
                                             ------------     ------------

Net income                                   $      4,810     $      4,455
                                             ============     ============


Basic earnings per share                     $       0.38     $       0.35
Weighted average number of shares                  12,664           12,629

Diluted earnings per share                   $       0.37     $       0.35
Weighted average number of shares                  12,942           12,691

Distribution declared per common share
 outstanding                                 $       0.90     $       0.88


The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)


                                             For the six      For the six
                                             Months ended     months ended
                                             June 30, 2000    June 30, 1999
                                             -------------    -------------
Cash flows from operating activities:
  Net income                                 $      4,810     $      4,455
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                 20,412           16,895
     Amortization of loan costs                       697              449
     Amortization of restricted stock                 738              778
     Minority interest in earnings                  8,222            6,702
     Distributions from joint venture, net
       of equity in income                            181              150
     Gain on sale of property                        (688)            (359)
     Straight-line rents                           (1,765)          (1,130)
     Other                                            236            2,345
     Changes in assets and liabilities:
       Other assets                                 2,596           (2,531)
       Accounts payable and other
         liabilities                                3,764            4,582
       Due from/to affiliate                       (1,315)          (1,633)
                                             ------------     ------------
          Net cash provided by
          operating activities                     37,888           30,703
                                             ------------     ------------

Cash flows from investing activities:
  Purchase of available-for-sale securities            --           (1,953)
  Proceeds from sale of available-for-sale
    securities                                         --            3,049
  Treasury lock settlement                             --           (2,016)
  Issuance of mortgage note receivable               (404)         (12,655)
  Proceeds from mortgage notes receivable              --            9,649
  Loan costs on mortgage note issued                   --              (63)
  Purchase of property and related assets         (22,658)        (184,234)
  Proceeds from sale of property and related
    assets                                          3,026            2,834
                                             ------------     ------------
          Net cash used by investing
          activities                              (20,036)        (185,389)
                                             ------------     ------------

Cash flows from financing activities:
  Principal payments on notes payable             (58,328)        (127,099)
  Proceeds from notes payable                      63,000          307,350
  Purchase of stock under repurchase plan            (198)              --
  Loan costs                                          (60)          (4,500)
  Proceeds from stock options exercised                --              444
  Cash distributions                              (11,404)         (11,112)
  Limited partners' cash distributions            (12,083)         (10,812)
                                             ------------     ------------
          Net cash provided (used) by
          financing activities                    (19,073)         154,271
                                             ------------     ------------

Net decrease in cash                               (1,221)            (415)
Cash and cash equivalents at beginning of
 period                                             2,491             1,711
                                            -------------     -------------
Cash and cash equivalents at end of period  $       1,270     $       1,296
                                            =============     =============

Supplemental cash flow information:
  Interest paid                             $      19,266     $      13,594
  Taxes paid                                           26               101


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

     The accompanying consolidated financial statements for the three and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended June 30, 2000 and 1999 were 300,637 and 59,783, respectively. The incremental shares for the six months ended June 30, 2000 and 1999 were 277,880 and 61,878, respectively.


(2)  Property Acquisitions and Sales
     -------------------------------

     During the six months ended June 30, 2000, the Company purchased two golf courses, described below, for an initial investment of approximately $11 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC"), a related party, pursuant to long-term triple net leases.

        Acquisition                                                                 Initial
           Date          Course Name                 Location                      Investment
        -----------      -----------                 --------                      ----------
                                                                                 (In thousands)
          2/24/00        Canoa Hills Golf Course     Green Valley,                 $  3,493
                                                     Arizona

          3/7/00         Oyster Reef Golf Club       Hilton Head Island, South        7,462
                                                     Carolina

                                                                                   --------
                         Total Initial Investment                                  $ 10,955
                                                                                   ========

     In February 2000, the Company sold Lake Houston Golf Club and Woodlake Country Club for a total amount of approximately $3.2 million. The Company recognized a gain of approximately $688,000.


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


(4)  Mortgage Notes Receivable
     -------------------------

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

     On March 12, 2000, the Hidden Hills Mortgage matured but was not paid. The borrower is in the process of refinancing the Hidden Hills Mortgage with a third party lender. The Company extended the term of the Hidden Hills

     Mortgage to June 30, 2000 and, subject to certain payment provisions, to September 30, 2000, to facilitate such refinancing. The interest rate remains at 12% per annum.

     The borrower is continuing the process of refinancing the Hidden Hills mortgage, however, the borrower did not meet the payment provisions of the extended note. The Company has declared the borrower in default and is initiating foreclosure proceedings. At June 30, 2000 and December 31, 1999 the unpaid principal and interest balance was approximately $2.2 million and $2.4 million, respectively. Accrued but unpaid interest at June 30, 2000 was approximately $267,000, which amount the Company has established as a reserve.


(5)  Stock Repurchase Plan
     ---------------------

     In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's common stock. At June 30, 2000 and December 31, 1999, the number of shares purchased under this authorization was 454,800 and 444,800 for a total cost of approximately $9.3 million and $9.1 million, respectively. The shares repurchased are considered "authorized but unissued."


(6)  Lease Rental Agreements
     -----------------------

     For the leases of the Acquired Cobblestone Courses, the base rent generates an initial return on the Operating Partnership's investment of 8.75% and will step-up on a sequential basis each year to 9.25%, 9.75%, 10.25%, 10.75%, 11.25%, and finally to 11.75% in 2005. GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be straight-lined. For the three months ended June 30, 2000 and 1999, the straight-lining of rent resulted in additional rent revenue of approximately $878,000 and $1,130,000, respectively. For the six months ended June 30, 2000 and 1999, the straight-lining of rent resulted in additional rent revenue of approximately $1,765,000 and $1,130,000, respectively.


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

                                                             For the six
     (In thousands, except per share amounts)           months ended June 30,
     ----------------------------------------           ---------------------
                                                        2000             1999
                                                        ----             ----
     Revenues from rental property                     $ 54,810        $ 46,876
     Net income                                        $  4,780        $  4,389
     Basic earnings per share                          $   0.38        $   0.35
     Diluted earnings per share                        $   0.37        $   0.35

     The pro forma financial information includes the following adjustments:
     (i) an increase in depreciation expense and (ii) an increase in interest expense.


(8)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     On March 14, 2000, a limited partner exchanged all of its 1,250,000 Common Units for 1,250,000 shares of common stock.

     Non-cash transactions for the six months ended June 30, 2000 include approximately $3,549,000 in capital improvements accrued but not paid.

     Non-cash transactions for the six months ended June 30, 1999 include approximately $5.6 million of assumed notes as partial consideration for the Acquired Cobblestone Courses and approximately $2.1 million in capital improvements accrued but not paid.


(9)  Other Data
     ----------

     AGC is the lessee of all but four of the golf courses in the Company's portfolio at June 30, 2000. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.6% of the Company's outstanding common stock and approximately 16% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                             June 30,          December 31,
                                                               2000                1999
                                                          --------------     ---------------
                                                                    (In thousands)
     Current assets                                          $ 110,106          $  99,292
     Non-current assets                                        180,114            179,566
                                                             ---------          ---------

        Total assets                                         $ 290,220          $ 278,858
                                                             =========          =========

     Current liabilities                                     $ 122,591          $ 102,701
     Long-term liabilities                                     146,689            161,204
     Minority interest                                             902                760
     Shareholders' equity                                       20,038             14,193
                                                             ---------          ---------

        Total liabilities and shareholders' equity           $ 290,220          $ 278,858
                                                             =========          =========

                                      For the six months ended
                                              June 30,
                                ------------------------------------
                                  2000                       1999
                                  ----                      ----
                                           (In thousands)
     Total revenues             $ 362,848                  $ 324,941
                                =========                  =========

     Net income                 $   5,994                  $  10,529
                                =========                  =========


     Total revenues from golf course operations and management agreements for AGC increased by $37.9 million, or 11.7%, to $362.8 million for the six months ended June 30, 2000 compared to $324.9 million for the six months ended June 30, 1999. The increase in revenues was primarily attributable to the addition of 18 leased courses.

     Net income decreased by $4.5 million to $6 million for the six months ended June 30, 2000 compared to $10.5 million for the corresponding six months of 1999. The decrease in net income was primarily due to lower operating margins on a same course basis as a result of unfavorable weather conditions in the southwest and eastern United States. In addition, while the new leases described above contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation.


(10) Subsequent Events
     -----------------

     On July 6, 2000, the Board of Directors declared a distribution of $0.45 per share for the quarter ended June 30, 2000 to stockholders of record on July 31, 2000, which distribution will be paid on August 15, 2000.

     On July 21, 2000, the company sold Westwinds Country Club and Hickory Heights Golf Club for an aggregate sales price of approximately $8.1 million.

     On August 8, 2000, the Company acquired the remaining 11% of Royal Golf from a limited partner, for approximately $4.4 million of cash and assumed liabilities. The Company previously owned 89% of Royal Golf.

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

The discussion of the results of operations compares the three months ended June 30, 2000 with the three months ended June 30, 1999.

Results of Operations
---------------------

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

Net income increased by $1,077,000 to $2,618,000 for the three months ended June 30, 2000 compared to $1,541,000 for the three months ended June 30, 1999. The increase was primarily attributable to: (i) an increase in rent revenue of approximately $1,675,000; (ii) an increase in depreciation and amortization expense of approximately $228,000; (iii) an increase in interest expense of approximately $374,000; (iv) a decrease in treasury lock settlement of approximately $2,016,000 which was offset by an increase in minority interest of approximately $1,132,000; and (v) decreases in interest and other income of approximately $437,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of five golf course properties subsequent to June 30, 1999, which accounted for approximately $722,000 of the increase; and (ii) the increase in base rents under the leases with respect to the golf course properties owned at March 31, 1999, which accounted for approximately $953,000 of the increase.

The increase in depreciation and amortization expense was due to a decrease in depreciation expense of approximately $372,000 and an increase in amortization expense of approximately $600,000. The increase in amortization expense was primarily due to the acquisition of two long-term leasehold interests and three leasehold rights, which accounted for approximately $499,000 of the increase. The decrease in depreciation expense was primarily due to: (i) reclassifications among the components of property for the Acquired Cobblestone Courses, which resulted in a decrease of approximately $610,000; and (ii) the acquisition of five golf course properties subsequent to June 30, 1999, which resulted in an increase of approximately $306,000; and (iii) the sale of five golf course properties subsequent to March 31, 1999, which resulted in a decrease of approximately $113,000.

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

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

Net income increased by $355,000 to $4,810,000 for the six months ended June 30, 2000 compared to $4,455,000 for the six months ended June 30, 1999. The increase was primarily attributable to: (i) an increase in rent revenue of approximately $8,330,000; (ii) an increase in depreciation and amortization expense of approximately $3,517,000; (iii) an increase in interest expense of approximately $4,520,000; (iv) a decrease in treasury lock settlement of approximately $2,016,000 which was offset by an increase in minority interest of approximately $1,520,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of five golf course properties, two long-term leasehold interests and three leasehold rights acquired in the first six months of 1999, which accounted for approximately $6,693,000 of the increase; and (iii) the increase in rents under the leases with respect to the golf course properties owned at December 31, 1998, which accounted for approximately $393,000 of the increase.

The increase in depreciation and amortization expense was due to an increase in depreciation expense of approximately $2,389,000 and an increase in amortization expense of approximately $1,128,000. The increase in depreciation expense was primarily due to (i) the acquisition of five golf course properties subsequent to June 30, 1999, which accounted for approximately $511,000 of the increase; and (ii) a full six months of depreciation expense on 19 golf course properties acquired in the first six months of 1999, which accounted for approximately $1,955,000 of the increase; and (iii) a decrease of approximately $121,000 due to the sale of five golf course properties subsequent to December 31, 1999. The increase in amortization expense was primarily due to the acquisition of two long-term leasehold interests and three leasehold rights, which accounted for approximately $1,159,000 of the increase.

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

Liquidity and Capital Resources
-------------------------------

At June 30, 2000, the Company had approximately $1.5 million in cash and investments, mortgage notes receivable of approximately $21.5 million, mortgage indebtedness of approximately $30.4 million and unsecured indebtedness of approximately $424.7 million. The $455.1 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.75%. Of the $455.1 million of debt, $192.8 million is fixed-rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2000 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses acquired through August 8, 2000, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $19.6 million, of which approximately $19.3 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the leases, the Company's investment in such improvements.

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

For the period January 1, 2000 through August 8, 2000, the Company purchased interests in two golf courses for an aggregate initial investment of approximately $11 million, which investments were financed by $1.6 million of cash from operations, $4.7 million of advances under the Company's credit facility, and $4.7 million of proceeds from sale of properties. In addition, the Company has three golf courses under sale contracts totaling approximately $11.1 million.

In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's common stock. At August 8, 2000 and June 30, 2000, the number of shares purchased under this authorization was 454,800 for a total cost of approximately $9.3 million. The shares repurchased are considered "authorized but unissued."

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the six months ended June 30, 2000 and 1999.

                                                     Six months ended
                                                          June 30,
                                                          --------
                                                       (In thousands)

                                                    2000           1999
                                                 ----------     ----------

Net income                                       $    4,810     $    4,455
Distributions - Preferred Units                      (4,628)        (3,000)
Minority interest                                     8,222          6,702
Depreciation and amortization                        20,592         17,075
Gain on sale of properties                             (688)          (359)
Treasury lock                                            --          2,016
Straight-line rents                                  (1,765)        (1,130)
Deferred compensation plan adjustment                   214            --
Excess land sales                                       (18)          (248)
Depreciation - corporate                                (34)           (37)
                                                 ----------     ----------
Funds from operations                                26,705         25,474

Company's share of funds from operations               58.8%          55.8%
                                                 ----------     ----------

Company's funds from operations                  $   15,703     $   14,214
                                                 ==========     ==========


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at June 30, 2000 (dollars in thousands):

                                        For the Period Ending December 31,
                              ----------------------------------------------------
                                2000      2001        2002      2003       2004     Thereafter     Total
                                ----      ----        ----      ----       ----     ----------     -----
Long-term debt:
 Fixed-rate.................  $5,344    $26,047    $  7,172    $7,744    $ 47,968     $ 98,563    $192,838
 Average interest rate          7.46%      7.09%       8.39%     8.39%       8.58%        8.24%       8.12%
 Variable-rate..............      84      1,172     159,182     1,195      96,309        4,327     262,269
 Average interest rate         10.52%      9.77%       8.74%     9.80%       9.64%       10.52%       9.11%
                              ------    -------    --------    ------    --------     --------    --------
  Total debt................  $5,428    $27,219    $166,354    $8,939    $144,277     $102,890    $455,107
                              ======    =======    ========    ======    ========     ========    ========

In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% increase in interest rates would have an approximate $2.6 million increase in interest expense based on approximately $262.3 million outstanding at June 30, 2000.

                          Part II.  Other Information

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          The annual meeting of stockholders of the Company was held on June 13, 2000. The matter voted upon at the meeting was the election of two directors to serve until the 2003 annual meeting of stockholders and until their successors are elected and have qualified.

          The results of the voting for election of Mr. Richard A. Archer and Mr. David G. Price to the Board of Directors are as follows:

                                                              Authority
          Director                       Shares Cast For       Withheld
          --------                       ---------------       --------

          Mr. Richard A. Archer             11,219,457          269,898
          Mr. David G. Price                11,220,242          269,106

          In addition to the above directors, the following directors will continue in office:

                                               Term
          Name                               Expires
          ----                               -------

          Mr. John C. Cushman, III             2002
          Mr. Bruce Karatz                     2001
          Mr. Charles S. Paul                  2002
          Mr. Edward R. Sause                  2002
          Mr. James M. Stanich                 2001


Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

(a) 27    Financial Data Schedule

(b)       None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              National Golf Properties, Inc.


Date:  August 14, 2000              By:  /s/ Neil M. Miller
                                        -----------------------
                                        Neil M. Miller
                                        Chief Financial Officer

                                 EXHIBIT INDEX

                                                             Sequentially
 Exhibit                                                       Numbered
 Number           Description                                    Page
---------         -----------                               --------------

   27             Financial Data Schedule