Form 10-Q
period 2000-09-30
NATIONAL GOLF PROPERTIES INC
filed 2000-11-13
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X     No_____
                                          -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,951,845 shares of common stock, $.01 par value, as of November 1, 2000

                         NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                            Page
                                                                            ----
Part I.   Financial Information

 Item 1.  Financial Statements

          Consolidated Balance Sheets of National Golf Properties,
          Inc. as of September 30, 2000 and December 31, 1999                  3

          Consolidated Statements of Operations of National Golf
          Properties, Inc. for the three months ended September
          30, 2000 and 1999                                                    4

          Consolidated Statements of Operations of National Golf
          Properties, Inc. for the nine months ended September 30,
          2000 and 1999                                                        5

          Consolidated Statements of Cash Flows of National Golf
          Properties, Inc. for the nine months ended September 30,
          2000 and 1999                                                        6

          Notes to Consolidated Financial Statements                           7

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

 Item 3.  Quantitative and Qualitative Disclosures About Market
          Risk                                                                16

Part II.  Other Information                                                   18

          Exhibit Index                                                       20

                         Part I. Financial Information

Item 1.  Financial Statements

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)


                                                                       September 30,   December 31,
                                                                            2000           1999
                                                                       -------------   ------------
                                  ASSETS                                 (Unaudited)
Property
  Land                                                                 $      90,746   $     98,918
  Buildings                                                                  238,949        255,833
  Ground improvements                                                        450,648        417,941
  Furniture, fixtures and equipment                                           49,462         49,893
  Leasehold rights                                                            32,663         31,543
  Construction in progress                                                    27,726         23,942
                                                                       -------------   ------------
                                                                             890,194        878,070
  Less: accumulated depreciation                                            (177,899)      (152,974)
                                                                       -------------   ------------
     Net property                                                            712,295        725,096
Cash and cash equivalents                                                      2,393          2,491
Investments                                                                      200            200
Mortgage notes receivable                                                     21,540         27,855
Investment in joint venture                                                    7,025          7,286
Due from affiliate                                                             7,334             -
Other assets, net                                                             25,874         18,977
                                                                       -------------   ------------
     Total assets                                                      $     776,661   $    781,905
                                                                       =============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                          $     455,019   $    450,331
Accounts payable and other liabilities                                        28,936          9,632
Due to affiliate                                                                  -           6,370
                                                                       -------------   ------------
     Total liabilities                                                       483,955        466,333
                                                                       -------------   ------------
Minority interest                                                            173,720        194,071
                                                                       -------------   ------------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized - none issued                                                      -              -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 13,369,545 and 12,204,245 shares
    issued and outstanding at September 30, 2000 and
    December 31, 1999, respectively                                              134            122
  Additional paid in capital                                                 122,209        125,597
  Unamortized restricted stock compensation                                   (3,357)        (4,218)
                                                                       -------------   ------------
     Total stockholders' equity                                              118,986        121,501
                                                                       -------------   ------------
     Total liabilities and stockholders' equity                        $     776,661   $    781,905
                                                                       =============   ============

The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                                                For the three              For the three
                                                                                 months ended               months ended
                                                                              September 30, 2000         September 30, 1999
                                                                              ------------------         ------------------
Revenues:
  Rent from affiliates                                                          $       28,062             $       26,466
  Rent                                                                                     304                        295
  Equity in income from joint venture                                                      123                        108
  Gain on sale of properties                                                             2,763                        832
                                                                                --------------             --------------
     Total revenues                                                                     31,252                     27,701
                                                                                --------------             --------------

Expenses:
  General and administrative                                                             1,273                      1,213
  Depreciation and amortization                                                          9,771                      9,330
                                                                                --------------             --------------
     Total expenses                                                                     11,044                     10,543
                                                                                --------------             --------------

  Operating income                                                                      20,208                     17,158

Other income (expense):
  Interest income from affiliates                                                          138                        277
  Interest income                                                                          373                        479
  Other income                                                                             501                         15
  Interest expense                                                                     (10,286)                    (9,160)
                                                                                --------------             --------------
Income before taxes and minority interest                                               10,934                      8,769
Provision for taxes                                                                         (9)                       (28)
                                                                                --------------             --------------
Income before minority interest                                                         10,925                      8,741
Income applicable to minority interest                                                  (5,660)                    (5,006)
                                                                                --------------             --------------

Net income                                                                      $        5,265             $        3,735
                                                                                ==============             ==============

Basic earnings per share                                                        $         0.40             $         0.30
Weighted average number of shares                                                       13,130                     12,599

Diluted earnings per share                                                      $         0.39             $         0.30
Weighted average number of shares                                                       13,465                     12,632

Distribution declared per common share outstanding                              $         0.46             $         0.45

The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                                                 For the nine               For the nine
                                                                                 months ended               months ended
                                                                              September 30, 2000         September 30, 1999
                                                                              ------------------         ------------------
Revenues:
  Rent from affiliates                                                          $       82,051             $       71,600
  Rent                                                                                     910                      1,425
  Equity in income from joint venture                                                      345                        321
  Gain on sale of property                                                               3,451                      1,191
                                                                                --------------             --------------
     Total revenues                                                                     86,757                     74,537
                                                                                --------------             --------------

Expenses:
  General and administrative                                                             4,301                      3,839
  Depreciation and amortization                                                         30,183                     26,225
                                                                                --------------             --------------
     Total expenses                                                                     34,484                     30,064
                                                                                --------------             --------------

  Operating income                                                                      52,273                     44,473

Other income (expense):
  Interest income from affiliates                                                          403                        557
  Interest income                                                                          888                      1,242
  Other income                                                                             547                        266
  Treasury lock settlement                                                                   -                     (2,016)
  Interest expense                                                                     (30,127)                   (24,481)
                                                                                --------------             --------------
Income before provision for taxes and
 minority interest                                                                      23,984                     20,041
Provision for taxes                                                                        (27)                      (143)
                                                                                --------------             --------------
Income before minority interest                                                         23,957                     19,898
Income applicable to minority interest                                                 (13,882)                   (11,709)
                                                                                --------------             --------------

Net income                                                                      $       10,075              $       8,189
                                                                                ==============              =============


Basic earnings per share                                                        $         0.79              $        0.65
Weighted average number of shares                                                       12,806                     12,619

Diluted earnings per share                                                      $         0.77              $        0.65
Weighted average number of shares                                                       13,116                     12,671

Distributions declared per common share outstanding                             $         1.36              $        1.33

The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                                                  For the nine           For the nine
                                                                                  months ended           months ended
                                                                               September 30, 2000     September 30, 1999
                                                                               -------------------    ------------------
Cash flows from operating activities:
     Net income                                                                    $ 10,075                 $   8,189
     Adjustments to reconcile net income to net
      cash provided by operating activities:
        Depreciation and amortization                                                30,183                    26,225
        Amortization of loan costs                                                    1,065                       786
        Amortization of restricted stock                                              1,177                     1,162
        Minority interest in earnings                                                13,882                    11,709
        Distributions from joint venture, net
          of equity in income                                                           261                       254
        Gain on sale of property                                                     (3,451)                   (1,191)
        Straight-line rents                                                          (2,726)                   (2,261)
        Other                                                                           186                     2,017
        Changes in assets and liabilities:
              Other assets                                                           (4,785)                   (3,836)
              Accounts payable and other liabilities                                  9,716                     8,630
              Due from/to affiliate                                                  (1,906)                      (39)
                                                                                   --------                 ---------
                    Net cash provided by operating activities                        53,677                    51,645
                                                                                   --------                 ---------

Cash flows from investing activities:
     Purchase of available-for-sale securities                                            -                    (1,953)
     Proceeds from sale of available-for-sale
      securities                                                                          -                     3,049
     Treasury lock settlement                                                             -                    (2,345)
     Issuance of mortgage note receivable                                              (465)                  (12,655)
     Proceeds from mortgage notes receivable                                              -                     9,649
     Loan costs on mortgage note issued                                                   -                       (68)
     Purchase of property and related assets                                        (32,800)                 (196,780)
     Proceeds from sale of property and related assets                               12,392                     4,709
                                                                                   --------                 ---------
                    Net cash used in investing activities                           (20,873)                 (196,394)
                                                                                   --------                 ---------
 Cash flows from financing activities:
     Principal payments on notes payable                                            (74,465)                 (405,682)
     Proceeds from notes payable                                                     79,000                   558,350
     Purchase of stock under repurchase plan                                         (2,151)                   (4,767)
     Loan costs                                                                         (60)                   (4,659)
     Proceeds from Preferred Units, net of offering expenses                              -                    34,067
     Proceeds from stock options exercised                                                -                       658
     Cash distributions                                                             (17,405)                  (16,672)
     Limited partners' cash distributions                                           (17,821)                  (16,376)
                                                                                   --------                 ---------
                    Net cash provided by (used in) financing activities             (32,902)                  144,919
                                                                                   --------                 ---------

Net increase/(decrease) in cash and cash equivalents                                    (98)                      170
Cash and cash equivalents at beginning of period                                      2,491                     1,711
                                                                                   --------                 ---------
Cash and cash equivalents at end of period                                         $  2,393                 $   1,881
                                                                                   ========                 =========
 Supplemental cash flow information:
  Interest paid                                                                    $ 25,708                 $  19,280
  Taxes paid                                                                             45                       133

The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"), pursuant to its 64.1% ownership of the common units of partnership interest in the Operating Partnership ("Common Units"). In August 2000, the Company acquired the remaining 11% interest in Royal Golf, L.P. II ("Royal Golf") from a limited partner. The Company previously owned 89% of Royal Golf. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 1999 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended September 30, 2000 and 1999 were 334,032 and 32,773, respectively. The incremental shares for the nine months ended September 30, 2000 and 1999 were 310,373 and 51,860, respectively.

(2)  Property Acquisitions and Sales
     -------------------------------

     In August 2000, the Company acquired the remaining 11% interest in Royal Golf from a limited partner, for approximately $1.9 million of cash.

     During the nine months ended September 30, 2000, the Company purchased two golf courses, described below, for an initial investment of approximately $11 million. The acquisitions have been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. Initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to American Golf Corporation ("AGC"), a related party, pursuant to long-term triple net leases.

      Acquisition                                                   Initial
          Date      Course Name              Location              Investment
      -----------   -----------              --------            --------------
                                                                 (In thousands)

       2/24/00      Canoa Hills Golf Course  Green Valley,           $  3,493
                                             Arizona

       3/7/00       Oyster Reef Golf Club    Hilton Head Island,        7,462
                                             South Carolina

                                                                     --------
                    Total Initial Investment                         $ 10,955
                                                                     ========

     In September 2000, the Company sold Shenandoah Country Club for approximately $1.9 million. The Company recognized a gain of approximately $661,000.

     In July 2000, the Company sold Hickory Heights Golf Club and Westwinds Country Club for a total amount of approximately $8.1 million. The Company recognized a gain of approximately $2.2 million.

     In February 2000, the Company sold Lake Houston Golf Club and Woodlake Country Club for a total amount of approximately $3.2 million. The Company recognized a gain of approximately $0.6 million.

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

     The borrower is continuing the process of refinancing the Hidden Hills Mortgage, however, the borrower did not meet the payment provisions of the extended note. The Company has declared the borrower in default and is initiating foreclosure proceedings. At September 30, 2000 and December 31, 1999 the unpaid principal and interest balance was approximately $2.2 million and $2.4 million, respectively. Accrued but unpaid interest at September 30, 2000 was approximately $333,000, and the Company has established a reserve for this.


(5)  Stock Repurchase Plan
     ---------------------

     In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's common stock. At September 30, 2000 and December 31, 1999, the number of shares purchased under this authorization was 967,200 and 444,800 for a total cost of approximately $19.9 million and $9.1 million, respectively, which includes an accrued liability of approximately $8.6 million for the purchase of 417,700 shares which had not settled and was unpaid at September 30, 2000. The shares repurchased are considered "authorized but unissued."


(6)  Lease Rental Agreements
     -----------------------

     For the leases of the Acquired Cobblestone Courses, the base rent generates an initial return on the Operating Partnership's investment of 8.75% and will step-up on a sequential basis each year to 9.25%, 9.75%, 10.25%, 10.75%, 11.25%, and finally to 11.75% in 2005. GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be straight-lined. For the three months ended September 30, 2000 and 1999, the straight-lining of rent resulted in additional rent revenue of approximately $961,000 and $1,131,000, respectively. For the nine months ended September 30, 2000 and 1999, the straight-lining of rent resulted in additional rent revenue of approximately $2,726,000 and $2,261,000, respectively.


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


                                                       For the nine
     (In thousands, except per share amounts)    months ended September 30,
     ----------------------------------------    --------------------------
                                                   2000              1999
                                                   ----              ----
     Revenues from rental property               $ 83,167          $ 73,929
     Net income                                  $ 10,097          $  8,017
     Basic earnings per share                    $   0.79          $   0.64
     Diluted earnings per share                  $   0.77          $   0.63

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

     Non-cash transactions for the nine months ended September 30, 1999 include approximately $5.6 million of assumed notes as partial consideration for the Acquired Cobblestone Courses.


(9)  Other Data
     ----------

     AGC is the lessee of all but four of the golf courses in the Company's portfolio at September 30, 2000. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.6% of the Company's outstanding common stock and approximately 16% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                            September 30,         December 31,
                                                2000                  1999
                                            -------------         ------------
                                                      (In thousands)

     Current assets                         $    127,987          $     99,292
     Non-current assets                          177,645               179,566
                                            ------------          ------------

     Total assets                           $    305,632          $    278,858
                                            ============          ============

     Current liabilities                    $    130,220          $    102,701
     Long-term liabilities                       146,918               161,204
     Minority interest                             1,227                   760
     Shareholders' equity                         27,267                14,193
                                            ------------          ------------
     Total liabilities and shareholders'
     equity                                 $    305,632          $    278,858
                                            ============          ============


                                        For the nine months ended
                                               September 30,
                                ----------------------------------------
                                   2000                            1999
                                   ----                            ----
                                             (In thousands)
     Total revenues             $ 589,281                       $ 533,054
                                =========                       =========

     Net income                 $  13,469                       $  21,008
                                =========                       =========


     Total revenues from golf course operations and management agreements for AGC increased by $56.2 million, or 10.5%, to $589.3 million for the nine months ended September 30, 2000 compared to $533.1 million for the nine months ended September 30, 1999. The increase in revenues was primarily attributable to a full nine months of revenues in 2000 related to the acquisition of 23 leased courses on March 31, 1999.

     Net income decreased by $7.5 million to $13.5 million for the nine months ended September 30, 2000 compared to $21 million for the corresponding nine months of 1999. While the new acquisitions described above contributed favorably to revenue, such properties historically operate at lower margins in the first year of operation. Additionally, the current period was adversely affected by foreign currency transaction losses due to weakening foreign currencies in the U.K. and Australia, plus one-time restructuring charges designed to lower operating costs and increase efficiencies.


(10) Subsequent Events
     -----------------

     On October 10, 2000, the Board of Directors declared a distribution of $0.46 per share for the quarter ended September 30, 2000 to stockholders of record on October 31, 2000, which distribution will be paid on November 15, 2000.

     On October 12, 2000, the Company sold Royal Meadows Golf Course for approximately $3 million and expects to recognize a gain of approximately $2.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") relating to certain matters that involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management's best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A.

The discussion of the results of operations compares the three months ended September 30, 2000 with the three months ended September 30, 1999 and the nine months ended September 30, 2000 with the nine months ended September 30, 1999.

Results of Operations
---------------------

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

Net income increased by $1,530,000 to $5,265,000 for the three months ended September 30, 2000 compared to $3,735,000 for the three months ended September 30, 1999. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $1,605,000; (ii) an increase in gain on sale of property of approximately $1,931,000; (iii) an increase in depreciation and amortization expense of approximately $441,000; (iv) an increase in interest expense of approximately $1,126,000; and (v) increases in interest and other income of approximately $241,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of four golf course properties subsequent to September 30, 1999, which accounted for approximately $629,000 of the increase; (ii) a full three months of rent on one golf course property acquired in the third quarter of 1999 which accounted for approximately $84,000 of the increase; (iii) the increase in base rents under the leases with respect to the golf course properties owned at June 30, 1999, which accounted for approximately $1,673,000 of the increase. These increases were offset by: (i) a decrease in percentage rent of approximately $412,000; and (ii) a decrease in base rents from seven golf course properties sold after June 30, 1999 of approximately $369,000.

The increase in gain on sale of properties was primarily attributable to the sale of three golf course properties in the three months ended September 30, 2000 compared to the sale of one golf course property in the three months ended September 30, 1999.

The increase in depreciation and amortization expense was due to a decrease in depreciation expense of approximately $149,000 and an increase in amortization expense of approximately $590,000. The increase in amortization expense was primarily due to the acquisition of two long-term leasehold interests and three leasehold rights, which accounted for approximately $582,000 of the increase. The decrease in depreciation expense was primarily due to: (i) reclassifications among the components of property for the Acquired Cobblestone Courses, which resulted in a decrease of approximately $168,000; (ii) the acquisition of four golf course properties subsequent to September 30, 1999, which resulted in an increase of approximately $255,000; (iii) a full three months of depreciation on the acquisition of one golf course property subsequent to June 30, 1999 which resulted in an increase of approximately $43,000; and (iv) the sale of seven golf course properties subsequent to June 30, 1999, which resulted in a decrease of approximately $199,000.

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

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

Net income increased by $1,886,000 to $10,075,000 for the nine months ended September 30, 2000 compared to $8,189,000 for the nine months ended September 30, 1999. The net increase was primarily attributable to: (i) an increase in rent revenue of approximately $9,936,000; (ii) an increase in gain on sale of property of approximately $2,260,000; (iii) an increase in depreciation and amortization expense of approximately $3,958,000; and (iv) an increase in interest expense of approximately $5,646,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of four golf course properties subsequent to September 30, 1999, which accounted for approximately $1,670,000 of the increase; (ii) a full nine months of rent on 17 golf course properties, two long-term leasehold interests and three leasehold rights acquired in the first nine months of 1999, which accounted for approximately $6,670,000 of the increase; and (iii) the increase in rents under the leases with respect to the golf course properties owned at December 31, 1998, which accounted for approximately $2,903,000 of the increase. These increases were offset by: (i) a decrease in base rents of approximately $895,000 from eight golf course properties sold after December 31, 1998; and (ii) a decrease in percentage rents of approximately $412,000.

The increase in gain on sale of properties was primarily attributable to the sale of five golf course properties in the nine months ended September 30, 2000 compared to the sale of two golf course properties in the nine months ended September 30, 1999.

The increase in depreciation and amortization expense was due to an increase in depreciation expense of approximately $2,240,000 and an increase in amortization expense of approximately $1,718,000. The increase in depreciation expense was primarily due to: (i) the acquisition of four golf course properties subsequent to September 30, 1999, which accounted for approximately $663,000 of the increase; (ii) a full nine months of depreciation expense on 17 golf course properties acquired in the first nine months of 1999, which accounted for approximately $1,760,000 of the increase; and (iii) a decrease of approximately $470,000 due to the sale of eight golf course properties subsequent to December 31, 1998. The increase in amortization expense was primarily due to the acquisition of two long-term leasehold interests and three leasehold rights, which accounted for approximately $1,741,000 of the increase.

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

Liquidity and Capital Resources
-------------------------------

At September 30, 2000, the Company had approximately $2.6 million in cash and investments, mortgage notes receivable of approximately $21.5 million, mortgage indebtedness of approximately $28.8 million and unsecured indebtedness of approximately $426.2 million. The $455 million principal amount of mortgage and unsecured indebtedness bears interest at a weighted average rate of 8.79%. Of the $455 million of debt, $190.8 million is fixed-rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2000 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses acquired through November 1, 2000, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $24.4 million, of which approximately $24 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the leases, the Company's investment in such improvements.

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

For the period January 1, 2000 through November 1, 2000, the Company purchased interests in two golf courses for an aggregate initial investment of approximately $11 million, which investments were financed by $1.6 million of cash from operations, $4.7 million of advances under the Company's credit facility, and $4.7 million of proceeds from sale of properties. The Company also purchased the remaining 11% interest in Royal Golf from a limited partner for approximately $1.9 million which was financed by proceeds from sale of properties.

In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's common stock. At November 1, 2000 and September 30, 2000, the number of shares purchased under this authorization was 967,200 for a total cost of approximately $19.9 million. The shares repurchased are considered "authorized but unissued."

The limited partners of the Operating Partnership have the right, in each twelve-month period ending on August 18, to sell up to one-third of their Common Units or exchange up to the greater of 75,000 Common Units or one-third of their Common Units to the Company. If the Common Units are sold for cash, the Company will have the option to pay for such Common Units with available cash, borrowed funds or from the proceeds of an offering of common stock. If the Common Units are exchanged for shares of common stock, the limited partner will receive one share of common stock for each Common Unit exchanged. In addition, a certain limited partner was required within a specific period of time to exchange all of its Common Units into common stock. On March 14, 2000, such limited partner exchanged all of its 1,250,000 Common Units for 1,250,000 shares of common stock.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the nine months ended September 30, 2000 and 1999.

                                                             Nine months ended
                                                               September 30,
                                                              --------------
                                                              (In thousands)

                                                        2000                 1999
                                                      --------             --------
Net income                                            $ 10,075             $  8,189
Distributions - Preferred Units                         (6,941)              (5,079)
Minority interest                                       13,882               11,709
Depreciation and amortization                           30,444               26,495
Gain on sale of properties                              (3,451)              (1,191)
Treasury lock                                                -                2,016
Straight-line rents                                     (2,726)              (2,261)
Deferred compensation plan adjustment                      138                    -
Excess land sales                                         (518)                (260)
Depreciation - corporate                                   (48)                 (55)
                                                      --------             --------
Funds from operations                                   40,855               39,563

Company's share of funds from operations                  60.2%                56.2%
                                                      --------             --------
Company's funds from operations                       $ 24,595             $ 22,234
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

The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at September 30, 2000 (dollars in thousands):

                                    For the Period Ending December 31,
                             ------------------------------------------------
                              2000       2001      2002       2003       2004     Thereafter      Total
                              ----      ----       ----       ----       ----     ----------      -----
Long-term debt:
 Fixed-rate...............   $3,249    $26,047   $  7,172    $7,744    $ 47,970    $ 98,610     $190,792
 Average interest rate         8.16%      7.09%      8.39%     8.39%       8.58%       8.24%        8.14%
 Variable-rate  ..........       43      1,172    161,182     1,194      96,308       4,328      264,227
 Average interest rate        10.29%      9.76%      8.80%     9.78%       9.66%      10.29%        9.15%
                             ------    -------   --------    ------    --------    --------     --------
  Total debt  ............   $3,292    $27,219   $168,354    $8,938    $144,278    $102,938     $455,019
                             ======    =======   ========    ======    ========    ========     ========

In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% increase in interest rates would result in approximately a $2.6 million increase in interest expense based on approximately $264.2 million outstanding at September 30, 2000.

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

                                        National Golf Properties, Inc.


Date:  November 1, 2000                 By:  /s/  Neil M. Miller
                                             -----------------------------------
                                             Neil M. Miller
                                             Chief Financial Officer

                                 EXHIBIT INDEX


                                                                    Sequentially
Exhibit                                                               Numbered
Number         Description                                              Page
------         -----------                                          ------------

  27           Financial Data Schedule