Form 10-K405
period 2000-12-31
NATIONAL GOLF PROPERTIES INC
filed 2001-03-30
CIK 905897

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

                  For the fiscal year ended December 31, 2000

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 6, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $254.1 million, based upon the closing price ($21.50) on the New York Stock Exchange on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.)

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    12,963,845 shares of common stock, $.01 par value, as of March 6, 2001

                      Documents Incorporated By Reference

  Portions of the registrant's Proxy Statement in connection with its Annual Meeting of Stockholders to be held May 29, 2001, are incorporated by reference in Part III.

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

  The Company became the general partner in National Golf Operating Partnership, L.P. (the "Operating Partnership") when the Operating Partnership was formed as a Delaware limited partnership in June 1993. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Royal Golf owns four golf courses on Hilton Head Island, South Carolina. In August 2000, the Company acquired the remaining 11% interest in Royal Golf from the limited partner. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

  In 1997, the Company acquired a 50% general partnership interest in Pumpkin Ridge Joint Venture ("Pumpkin Ridge"). Pumpkin Ridge owns two golf courses in Cornelius, Oregon. The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.

  The Company is the sole general partner in the Operating Partnership and currently owns 63.4% of the common partnership interest in the Operating Partnership. The limited partners are individuals, partnerships, corporations and trusts who have contributed their properties in exchange for units of common partnership interest ("Common Units") or who have contributed cash in exchange for units of preferred partnership interest ("Preferred Units").

  On March 31, 1999, the Company purchased fee interests in 15 golf courses, long-term leasehold interests in two golf courses and leasehold rights in three golf courses and made a mortgage loan collateralized by an additional golf course, El Camino Country Club (the "El Camino Mortgage") (collectively, the "Acquired Cobblestone Courses"). During the three months ended March 31, 2000, the Company finalized the fair value allocation of purchase price among the Acquired Cobblestone Courses. In addition, there were reclassifications among the components of property.

  In 2000, the Company purchased two golf courses for an aggregate initial investment of approximately $11 million, excluding El Camino Country Club, described below, which investment was financed by approximately $1.6 million of cash from operations, $4.7 million of advances under the Company's credit facility and $4.7 million of proceeds from sale of properties in section 1031 exchange transactions. On December 28, 2000, the fee interest in El Camino Country Club was transferred to the Company in satisfaction of the El Camino Mortgage entered into in March 1999 as part of the acquisition of the Acquired Cobblestone Courses. Between December 31, 2000 and March 6, 2001, the Company entered into agreements to purchase one golf course and sell one golf course.

  The following diagram depicts the beneficial ownership of the Company, the Operating Partnership and Pumpkin Ridge as of March 6, 2001:


                                    National Golf Properties, Inc.
                                 .  91.2% owned by public stockholders
                                 .   2.7% owned by David G. Price
                                 .   6.1% owned by employees of
                                          National Golf Properties and
                                          American Golf Corporation
                                              |
                                              |
                                              |
                                    National Golf Operating Partnership, L.P.
                                 .  63.4% owned by National Golf
                                          Properties, the managing general
                                          partner of National Golf
                                          Operating Partnership
                                 .  16.7% owned by David G. Price
                                 .  19.9% owned by limited partners
                                              |
       _______________________________________|_____________________________________
       |                                                                           |
       |                                                         Pumpkin Ridge Joint Venture*
       |
       |                                                       .  50% owned by National Golf
       |                                                              Operating Partnership
       |                                                       .  50% owned by two other general
       |                                                              partners
     ____________________________________________________________                  |
     |                                                          |                  |
2 Golf Courses    1 Golf Course      1 Golf Course     140 Golf Courses**   2 Golf Courses
 . 100% owned by   . 100% owned by    . 100% owned by   . 100% owned by      . 100% owned by
  National Golf     National Golf      National Golf     National Golf        Pumpkin
  Operating         Operating          Operating         Operating            Ridge
  Partnership       Partnership        Partnership       Partnership
    |                    |                 |                   |                   |
    |                    |                 |                   |                   |
    |                    |                 |                   _____________________
    |                    |                 |                            |
    |                    |                 |                            |
  Golf               The Links      Evergreen Alliance             American Golf
Enterprises, Inc.    Group, Inc.      Golf Limited                  Corporation

   (Lessee)           (Lessee)          (Lessee)                     (Lessee)

--------
 * The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.

** The Company has a participating mortgage loan on one golf course which it does not own.

  b) Narrative Description of Business

  As of March 6, 2001, the Company's portfolio of 146 golf courses consists of one participating mortgage loan, which is collateralized by a mortgage on the golf course, and ownership interests in 145 golf courses, including the two golf courses owned by Pumpkin Ridge, in 133 separate locations in 23 states (collectively, the "Golf Courses"). As a self-administered REIT, the Company's own employees perform its administrative and management functions, rather than the Company relying on an outside manager for these services.

  The Golf Courses include facilities such as clubhouses with restaurants, banquet space, locker rooms and retail pro shops, driving ranges, pools, tennis courts and fitness facilities. Services provided at such properties include golf cart rentals, golf and tennis lessons, banquets and tournaments. In order to maintain qualification as a REIT, the Company's income must be derived from real-property related sources, including rents from real property and generally excluding income from the operation of a golf course. Accordingly, the Company is generally precluded from operating golf courses and, as a consequence, leases the Golf Courses to experienced and creditworthy golf course operators. In selecting operators, the Company considers factors such as the number of years that the operator has been in operation, the experience of the management team, the number of golf courses currently owned, leased or managed by the operator, the operator's net worth or ability to provide credit support to the Company's satisfaction, and the operator's ability to maximize the revenues of the golf course and to improve the long-term value of the golf course.

Business Objectives and Operating Strategies

  The Company's primary business objective is to maximize stockholder return through the ownership and acquisition of quality golf courses and the subsequent lease of such properties to experienced and creditworthy operators. The Company focuses on the ownership and acquisition of golf course properties that have strong revenue and cash flow growth potential and expects to hold such properties for long-term investment and capital appreciation. The Company's business and operating strategies include:

  . Increasing income and portfolio value by continuing the strategic expansion of its golf course portfolio through the selective acquisition of golf course properties in major metropolitan areas or resort locations having strong golf characteristics, which properties demonstrate potential for significant revenue and cash flow increases. For the period August 18, 1993 to December 31, 2000, the Company purchased 116 Golf Courses, including the two Golf Courses owned by Pumpkin Ridge and the three leasehold interests in the Golf Courses at Carmel Mountain Ranch Country Club and Sweetwater Country Club, in which the Company already owned the fee interest, for an aggregate initial investment of approximately $711.3 million. For the period January 1, 2001 to March 6, 2001, the Company entered into an agreement to purchase one golf course;

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

  . Monitoring on an ongoing basis the operating performance of the Golf Courses, compliance by its operators with their lease obligations and other market factors that could affect the financial performance of its courses; and

  . Maintaining a ratio of debt-to-total market capitalization of 50% or less. Such ratio is calculated as total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock, Preferred Units and Common Units that are exchangeable for shares of Common Stock plus total debt. At December 31, 2000, the Company's total debt constituted approximately 46% of its total market capitalization.

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

Tenant and Leases

  All but four of the Golf Courses in the Company's portfolio are currently leased to AGC pursuant to long-term triple net leases (the "Leases"). AGC is one of the largest and most experienced operators of golf courses and related facilities in the world and currently manages and operates 271 golf courses and related facilities in 30 states. In addition, AGC, through its subsidiaries American Golf (U.K.) Limited, and American Golf Australia Pty Limited, manages 42 golf courses and related facilities in the United Kingdom and two in Australia. AGC operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC was founded in 1973 by David G. Price, the Chairman of the Company's Board of Directors and AGC's Chairman and principal shareholder. Including the Golf Courses, AGC manages 198 daily fee golf courses and 73 private club courses. AGC oversees the management and operations of championship golf courses throughout the United States and manages municipal golf courses for such cities as Atlanta, New York and San Diego and for the County of Los Angeles.

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

  In connection with our Golf Courses, each Lease has an initial term ranging between 15 and 20 years. The Leases are triple net leases which require AGC to pay substantially all expenses associated with the operation of the Golf Courses, such as all real and personal property taxes, utility costs, insurance costs, irrigation costs, maintenance costs and other operating expenses. In addition, AGC has options to extend the term of each Lease for one to three five-year terms. Each Lease permits AGC to operate the leased property as a golf course, along with a clubhouse and other activities customarily associated with or incidental to the operation of a golf course.

  The base rent for the first year for each Golf Course under the Leases is initially set at a fixed amount. Generally for the Leases entered into by the Company with respect to its remaining portfolio of 41 initial golf courses at the time of the Offering (the "Initial Golf Courses"), base rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). In addition, generally percentage rent is paid each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount and 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. "Course Revenue" is generally defined in the Leases to include all revenue received from the operation of the applicable Golf Course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. "Other Revenue" is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. Generally, the baseline amounts for the Initial Golf Courses were established based on revenues for each such Initial Golf Course for the twelve months ended February 28, 1993. Payment of percentage rent based upon the revenues of the Golf Courses allows the Company to participate in growth in revenues at the Golf Courses.

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

  The Leases for the Initial Golf Courses required AGC to post and maintain an irrevocable letter of credit in an amount equal to approximately $13.6 million, which is comprised of six monthly installments of the annual rent, to collateralize its obligations under such Leases. On March 31, 2000, the Independent Committee, comprised of all four independent directors of the Company, waived the requirement that AGC continue to maintain an irrevocable letter of credit.

  The obligations of AGC under each Lease are cross-defaulted to each of the other Leases with respect to monetary defaults and all other defaults except those not within the reasonable control of AGC. The Company has general recourse to AGC under the Leases, but such Leases are not collateralized by any assets of AGC. The stockholders of the Company have no recourse to AGC under the Leases.

  The Independent Committee oversees the selection of operators and approves transactions between the Company and David G. Price and his affiliates, including AGC.

  In addition to AGC, the Company leases four of its Golf Courses to three other operators: GE; The Links Group, Inc. ("TLG"); and Evergreen Alliance Golf Limited ("EAGL"). Unless the context otherwise requires, all references to the Leases include the leases with GE, TLG and EAGL.

  GE operates Sweetwater Country Club (two courses) near Houston, Texas. GE, which is owned by David G. Price and Dallas P. Price, is a golf course operating company with 18 golf courses under management in seven states.

  TLG operates Colonial Charters Golf Course near Myrtle Beach, South Carolina. TLG is a golf course operating company that operates ten golf courses in two states.

  EAGL operates San Geronimo Golf Course near San Francisco, California. EAGL is a golf course acquisition and operating company with 40 golf courses under ownership or management in 12 states.

Competitive Conditions

  The Golf Courses are, and any additional golf courses and related facilities acquired by the Company will be, subject to competition for players and members from other golf courses located in the same geographic areas, including golf courses owned by municipalities or other third parties that are operated by the Company's lessees. The number and quality of golf courses in a particular area also could have a material effect on the revenues of the Golf Courses. In addition, revenues of the Golf Courses will be affected by a number of factors including the demand for golf and the availability of other forms of recreation.

  According to its published data (1999 editions), the National Golf Foundation, an independent industry organization, estimates that the number of golfers in the United States is approximately 26 million. In addition, favorable demographic trends offer encouraging growth prospects for the golf course industry both in terms of the participation rate and the number of rounds. The National Golf Foundation reports that the annual average rounds played per golfer increases significantly as golfers age. Golfers in their fifties generally play twice as many rounds annually as golfers in their thirties. Golfers age 65 and older generally play three times as many rounds annually as golfers in their thirties. Currently, approximately 75% of all golfers are less than 50 years old and approximately 45% of all golfers are between the ages of 30 and 49. Accordingly, the Company expects an increase in the demand for golf as the younger segment of the golfing population reaches its prime golfing age over the next 20 years. In addition, the children of the baby boom generation are entering their twenties and thirties, an age range in which they are most likely to begin playing golf.

  The Company is also subject to competition for the acquisition of golf courses and related facilities with other purchasers of golf course properties, including other golf course acquisition companies. According to the National Golf Foundation, there are approximately 16,000 golf courses in the United States. Ownership of these courses is extremely fragmented. The Company believes that the nation's 15 largest golf course owners and operators collectively own, lease, or manage less than ten percent of the courses in the United States. This fragmentation provides an excellent opportunity for the selective acquisition of quality golf course properties; however, the market for golf course acquisitions remains competitive.

  In certain markets, construction of new golf courses has increased in the last several years. Although such construction activity may add excess capacity to some local markets, the Company's experience indicates that well-managed and properly located facilities should continue to generate stable revenue growth. The Company's courses are generally located in communities with populations sufficient to absorb additional course development or in areas with significant barriers to new course construction (i.e., limited supply of suitable land, governmental restrictions, etc.). Consequently, new course development has not had a material adverse effect on the Company's portfolio. In addition, the Company expects that new course development will provide numerous acquisition opportunities. Moreover, the new courses offer improved access for golfers, particularly beginners, women and juniors, which should ultimately increase the pool of golf customers.

Employees

  As of March 6, 2001, the Company and the Operating Partnership had 12 full-time employees.

  The President of the Company is employed and compensated by both the Operating Partnership and the Company. The Company believes that the allocation of his compensation between the Company and the Operating Partnership reflects the services provided by him with respect to each entity. The remainder of the employees are employed solely by the Operating Partnership. Royal Golf had no employees.

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

Item 2. PROPERTIES

  As of March 6, 2001, the Golf Courses consisted of 146 golf courses that are geographically diversified and located in 23 states, with 26 Golf Courses in California, 25 in Texas, 19 in Arizona, seven in each of Ohio and South Carolina, six in each of Georgia and Virginia, five in Minnesota, four in each of Colorado, Florida, Illinois, Kansas, Nevada, Oregon, Pennsylvania, and Washington, three in New Jersey, two in each of New Mexico, North Carolina, Oklahoma and Tennessee and one in each of Idaho and Maryland. The distribution of the Golf Courses reflects the Company's belief that geographic diversification provides stability of our income and helps insulate the portfolio from regional economic and climatic influences. Substantially all of the Golf Courses are located in areas with populations in excess of 250,000 people.

  As of March 6, 2001, the Golf Courses consist of 90 daily fee courses and 56 private club courses. All of the Golf Courses are owned 100% in fee by either the Operating Partnership or Pumpkin Ridge except for the three Golf Courses at Bear Creek Golf World, which are leased by the Operating Partnership under a ground lease expiring in 2022; Mesquite Golf & Country Club, of which a portion of the Golf Course is leased under various ground leases expiring between 2041 and 2043; Ridgeview Ranch Golf Course which is leased by the Operating Partnership under a ground lease expiring 2025; The Vineyard at Escondido Golf Club which is leased by the Operating Partnership under a ground lease expiring 2025; and The Badlands Golf Club upon which the Company holds a participating mortgage loan which matures in 2013.

  Daily Fee Courses. Daily fee courses are open to the public. Related amenities at these courses generally include practice facilities, small clubhouses with pro shops offering limited merchandise and a moderate food and beverage operation. Daily fee courses generate revenues principally through green fees, golf cart rentals and food, beverage and merchandise sales. Daily fee courses generated $66.5 million of rent revenues to the Company in 2000 ($54.7 million, excluding the Acquired Cobblestone Courses) compared to $54 million, excluding the Acquired Cobblestone Courses, in 1999.

  Private Club Courses. Private club courses are generally closed to the public. Related amenities at these courses typically include practice facilities, large clubhouses with pro shops offering extensive merchandise, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities. Private club courses generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. As of December 31, 2000, the Company's private club courses had approximately 45,000 members. Private club courses generated $51.4 million of rent revenues to the Company in 2000
($39.5 million, excluding the Acquired Cobblestone Courses) compared to $35.6 million, excluding the Acquired Cobblestone Courses, in 1999.

  The Company's portfolio provides golfers with an enjoyable experience regardless of skill levels or price sensitivities. The Company's facilities cover the full spectrum: entry-level to premium private clubs; nine-hole executive courses to extremely challenging championship courses; affordable community-based courses to upscale golf facilities in resort destinations such as Las Vegas, Scottsdale and Hilton Head Island. While several of the Company's daily fee courses may charge green fees in excess of $100 per round, the average price at our daily fee courses, including green fee and cart rental, is approximately $33 per round. At the Company's private clubs, initiation fees generally range from $5,000 to $15,000 for a family membership.

  The following table sets forth certain information regarding the Golf Courses as of March 6, 2001. The number of locations (133) differs from the number of Golf Courses because in some cases there is more than one Golf Course at a specific location. The number of golf courses at each location is indicated for locations with more than one course.

                      The Golf Courses--Daily Fee Courses

                                                          No. of      2000
     Course Name                 Location (City, State)   Holes  Rent Revenues
     -----------                 ----------------------   ------ --------------
                                                                 (In thousands)
  1  Canoa Hills Golf
     Course..................   Green Valley, Arizona       18       $ 328(1)
  2  Continental Golf
     Course..................   Scottsdale, Arizona         18         424
  3  Coyote Lakes Golf Club..   Surprise, Arizona           18         417
  4  Desert Lakes Golf Club..   Fort Mojave, Arizona        18         443
  5  El Caro Golf Club.......   Phoenix, Arizona            18         260
  6  Foothills Golf Club,
     The.....................   Phoenix, Arizona            18       1,115
  7  Kokopelli Golf Resort...   Gilbert, Arizona            18         765
  8  Lakes at Ahwatukee Golf
     Club, The...............   Phoenix, Arizona            18         563
  9  Legend at Arrowhead,
     The.....................   Glendale, Arizona           18         611
 10  London Bridge Golf Club
     (2 Courses).............   Lake Havasu City, Arizona   36         630
 11  Stonecreek Golf Course..   Phoenix, Arizona            18       1,099
 12  Superstition Springs
     Golf Club...............   Mesa, Arizona               18         788
 13  Villa De Paz Golf
     Course..................   Phoenix, Arizona            18         328
 14  BlackLake Golf Course...   Nipomo, California          27       1,158
 15  Camarillo Springs Golf
     Course..................   Camarillo, California       18       1,201
 16  Carmel Mountain Ranch
     Country Club............   San Diego, California       18       1,715
 17  Casta del Sol Golf
     Course..................   Mission Viejo, California   18         901
 18  Eagle Crest Golf Club...   Escondido, California       18       1,062
 19  Lomas Santa Fe Executive
     Golf Course.............   Solana Beach, California    18         603
 20  Mesquite Golf & Country
     Club....................   Palm Springs, California    18         664
 21  Rancho San Joaquin Golf
     Course..................   Irvine, California          18       2,709
 22  San Geronimo Golf
     Course..................   San Geronimo, California    18         694
 23  Seascape Golf Course....   Aptos, California           18       1,722
 24  Summitpointe Golf Club..   Milpitas, California        18       1,228
 25  Upland Hills Country
     Club....................   Upland, California          18       1,054
 26  Vineyard at Escondido
     Golf Club, The..........   Escondido, California       18       1,412
 27  Vista Valencia Golf
     Course (2 Courses)......   Valencia, California        27         959
 28  Arrowhead Golf Club.....   Littleton, Colorado         18       1,290
 29  Eagle Golf Club.........   Broomfield, Colorado        18         417
 30  Arrowhead Golf & Sports
     Club....................   Davie, Florida              18         407
 31  Baymeadows Golf Club....   Jacksonville, Florida       18         498
 32  Sabal Palm Golf Course..   Tamarac, Florida            18         566
 33  Summerfield Crossing
     Golf Club...............   Tampa, Florida              18         295
 34  Bradshaw Farm, The Golf
     Club at.................   Woodstock, Georgia          18         860
 35  Goshen Plantation
     Country Club............   Augusta, Georgia            18         338
 36  River's Edge Golf Club..   Fayetteville, Georgia       18         472
 37  Trophy Club of
     Appalachee, The.........   Dacula, Georgia             18         874
 38  Trophy Club of Atlanta,
     The.....................   Alpharetta, Georgia         18       1,177
 39  Ruffled Feathers Golf
     Course..................   Lemont, Illinois            18       1,132
 40  Tamarack Golf Club......   Naperville, Illinois        18         589
 41  Deer Creek Golf Club....   Overland Park, Kansas       18         874

--------
(1) Purchased in 2000

                                                                   No. of     2000
            Course Name               Location (City, State)       Holes  Rent Revenues
            -----------               ----------------------       ------ -------------
                                                                               (In
                                                                           thousands)
 42  Dub's Dread Golf
     Course..................   Kansas City, Kansas                  18          398
 43  Westwinds Country Club..   New Market, Maryland                 18          225(2)
 44  Majestic Oaks Golf Club
     (3 Courses).............   Ham Lake, Minnesota                  45        1,327
 45  Links at Northfork,
     The.....................   Ramsey, Minnesota                    18          422
 46  Woodland Creek Golf
     Course..................   Andover, Minnesota                    9           59
 47  Royal Meadows Golf
     Course (2 courses)......   Kansas City, Missouri                27          263(2)
 48  Las Vegas National Golf
     Club....................   Las Vegas, Nevada                    18        2,606
 49  Painted Desert Golf
     Course..................   Las Vegas, Nevada                    18          991
 50  Wildhorse Country Club..   Henderson, Nevada                    18        1,431
 51  Beaver Brook Country
     Club....................   Clinton, New Jersey                  18          875
 52  Brigantine Golf Links...   Brigantine, New Jersey               18          409
 53  Rancocas Golf Club......   Willingboro, New Jersey              18          491
 54  Paradise Hills Golf
     Course..................   Albuquerque, New Mexico              18          587
 55  Carolina Shores Golf &
     Country Club............   Calabash, North Carolina             18          734
 56  Paw Creek, The Golf Club
     at......................   Charlotte, North Carolina            18          245
 57  Bent Tree Golf Club.....   Columbus, Ohio                       18          486
 58  Fowler's Mill Golf
     Course..................   Chesterland, Ohio                    27          725
 59  Royal American Golf
     Links...................   Township of Harlem, Ohio             18          418
 60  Country Club of Hershey,
     South Course............   Hershey, Pennsylvania                18          260
 61  Golden Oaks Country
     Club....................   Fleetwood, Pennsylvania              18          623
 62  Hickory Heights Golf
     Club....................   Bridgeville, Pennsylvania            18          177(2)
 63  Colonial Charters Golf
     Course..................   Longs, South Carolina                18          524
 64  Port Royal Golf &
      Racquet Club
      (3 Courses)............   Hilton Head Island, South Carolina   54        2,659
 65  Shipyard Golf Club......   Hilton Head Island, South Carolina   27        1,340
 66  Stono Ferry, The Links
     at......................   Charleston, South Carolina           18          208
 67  Forrest Crossing Golf
     Course..................   Nashville, Tennessee                 18          376
 68  Bear Creek Golf World (3
     Courses)................   Houston, Texas                       54        1,440
 69  Lake Houston Golf Club..   Huffman, Texas                       18           21(2)
 70  Longwood Golf Club......   Houston, Texas                       27        1,059
 71  Pecan Valley Golf Club..   San Antonio, Texas                   18          990
 72  Ridgeview Ranch Golf
     Course..................   Plano, Texas                         18        1,489
 73  Riverchase Golf Club....   Coppell, Texas                       18        1,223
 74  Riverside Golf Club.....   Grand Prairie, Texas                 18          715
 75  Southwyck Golf Club.....   Pearland, Texas                      18          552
 76  Trails of Frisco, The...   Frisco, Texas                        18          322
 77  Woodlake Country Club...   San Antonio, Texas                   18           12(2)
 78  Chesapeake Golf Club....   Chesapeake, Virginia                 18          511
 79  Honey Bee Golf Club.....   Virginia Beach, Virginia             18          589
 80  Kiskiack Golf Club......   Williamsburg, Virginia               18          694
 81  Reston National Golf
     Course..................   Reston, Virginia                     18        1,149
 82  Virginia Oaks Golf
     Club....................   Gainesville, Virginia                18        1,320
 83  Capitol City Golf Club..   Olympia, Washington                  18          339
 84  Classic Golf Club, The..   Spanaway, Washington                 18          291
 85  Lake Wilderness Golf
     Course..................   Maple Valley, Washington             18          323
                                                                             -------
              Total Daily Fee
     Courses.................                                                $66,540
                                                                             =======

--------
(2) Sold in 2000

                     The Golf Courses--Private Club Courses

                                                                   No. of      2000
            Course Name               Location (City, State)       Holes  Rent Revenues
            -----------               ----------------------       ------ --------------
                                                                          (In thousands)
  1  Ahwatukee Country Club..   Phoenix, Arizona                     18       $1,255
  2  Ancala Country Club.....   Scottsdale, Arizona                  18        1,097
  3  Arrowhead Country Club..   Glendale, Arizona                    18          661
  4  Red Mountain Ranch
     Country Club............   Mesa, Arizona                        18        1,208
  5  Tatum Ranch Golf Club...   Cave Creek, Arizona                  18        1,160
  6  Canyon Oaks Country
     Club....................   Chico, California                    18          497
  7  El Camino Country Club..   Oceanside, California                18            5(3)
  8  Escondido Country Club..   Escondido, California                18          851
  9  Monterey Country Club...   Palm Desert, California              27          926
 10  Oakhurst Country Club...   Clayton, California                  18        1,492
 11  Palm Valley Country Club
     (2 Courses).............   Palm Desert, California              36        1,663
 12  SeaCliff Country Club...   Huntington Beach, California         18        2,018
 13  Spanish Hills Country
     Club....................   Camarillo, California                18        1,801
 14  Sunset Hills Country
     Club....................   Thousand Oaks, California            18        1,429
 15  Wood Ranch Golf Club....   Simi Valley, California              18        1,296
 16  Heather Ridge Country
     Club....................   Aurora, Colorado                     18          361
 17  Pinery Country Club.....   Denver, Colorado                     27          707
 18  Brookstone Golf &
     Country Club............   Acworth, Georgia                     18          964
 19  The Plantation Golf
     Club....................   Boise, Idaho                         18          304
 20  Eagle Brook Country
     Club....................   Geneva, Illinois                     18        1,086
 21  Mission Hills Country
     Club....................   Northbrook, Illinois                 18          892
 22  Highlands Golf & Supper
     Club....................   Hutchinson, Kansas                   18          124
 23  Tallgrass Country Club..   Wichita, Kansas                      18          392
 24  Shenandoah Country
     Club....................   Baton Rouge, Louisiana               18          169(2)
 25  Hunt Valley Golf Club...   Phoenix, Maryland                    27        1,855
 26  Tanoan Country Club.....   Albuquerque, New Mexico              27        1,486
 27  Brandywine Country
     Club....................   Maumee, Ohio                         27          851
 28  Ivy Hills Country Club..   Cincinnati, Ohio                     18          230
 29  Oakhurst Country Club...   Grove City, Ohio                     18          477
 30  Royal Oak Country Club..   Cincinnati, Ohio                     18          434
 31  Meadowbrook Country
     Club....................   Tulsa, Oklahoma                      18          471
 32  The Trails..............   Norman, Oklahoma                     18          282
 33  Creekside Golf Club.....   Salem, Oregon                        18          669
 34  Oregon Golf Club, The...   West Linn, Oregon                    18        1,258
 35  Country Club of Hershey
     (2 Courses).............   Hershey, Pennsylvania                36        1,178
 36  Oyster Reef Golf Club...   Hilton Head Island, South Carolina   18          673(1)
 37  Gettysvue Polo, Golf &
     Country Club............   Knoxville, Tennessee                 18          830
 38  Berry Creek Country
     Club....................   Georgetown, Texas                    18          695
 39  Diamond Oaks Country
     Club....................   Fort Worth, Texas                    18          624
 40  Eldorado Country Club...   McKinney, Texas                      18        1,013
 41  Great Southwest Golf
     Club....................   Grand Prairie, Texas                 18          941
 42  Los Rios Country Club...   Plano, Texas                         18          822
 43  Oakridge Country Club...   Garland, Texas                       18          485
 44  Pecan Grove Country        Richmond, Texas                      27        1,447
     Club....................
 45  Sonterra, The Club at (2   San Antonio, Texas                   36        3,104
     Courses)................
 46  Sweetwater Country Club    Sugarland, Texas                     36        4,797
     (2 Courses).............

--------
(1) Purchased in 2000

(2) Sold in 2000

(3) Fee ownership interest transferred to the Company in 2000 in satisfaction of the El Camino Mortgage

                                                          No. of   2000 Rent
             Course Name          Location (City, State)  Holes     Revenues
             -----------          ----------------------  ------ --------------
                                                                 (In thousands)
 47  Thorntree Country Club....   DeSoto, Texas             18         1,216
 48  Walden on Lake Houston
     Country Club..............   Humble, Texas             18           477
 49  Willow Fork Country Club..   Katy, Texas               18           442
 50  Woodhaven Country Club....   Forth Worth, Texas        18           348
 51  Brandermill Country Club..   Midlothian, Virginia      18         1,057
 52  Bear Creek Country Club...   Woodinville, Washington   18           921
                                                                    --------
     Total Private Club
     Courses...................                                     $ 51,441
                                                                    ========
     Total All Courses.........                                     $117,981
                                                                    ========

                 The Golf Courses--Participating Mortgage Loan

                                                             No. of  Type of
     Course Name                      Location (City, State) Holes    Course
     -----------                      ---------------------- ------ ----------
  1  Badlands Golf Club, The .......    Las Vegas, Nevada      18    Daily Fee

                   The Golf Courses--Owned by Joint Venture

                                                             No. of  Type of
               Course Name            Location (City, State) Holes    Course
               -----------            ---------------------- ------ ----------
  1  Pumpkin Ridge Golf Club (Ghost
     Creek)............................ Cornelius, Oregon      18   Daily Fee
  2  Pumpkin Ridge Golf Club (Witch                                 Private
     Hollow)........................... Cornelius, Oregon      18   Club

Capital Improvements

  Under the Leases, the lessees are required to maintain each Golf Course in good order, repair and appearance. Capital improvements for which the Company is responsible would be limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For the Golf Courses acquired through March 6, 2001, the Company is required under the Leases to pay for various remaining capital improvements totaling approximately $12.7 million, $12.6 million of which will be paid by the end of 2002. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to our expected standards. Upon the Company's funding of such capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the term of the Leases, the Company's investment in such improvements. Any subsequent capital improvements are the responsibility of the lessees.

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

                                                                   Distributions
                                                  High      Low      Declared
                                                -------- --------- -------------
   2000
   Fourth quarter.............................. $21.0000 $ 19.2500     $.46
   Third quarter...............................  22.6250   20.2500      .46
   Second quarter..............................  22.2500   18.8750      .45
   First quarter...............................  23.1875   19.3125      .45

   1999
   Fourth quarter.............................. $22.2500 $ 18.6875     $.45
   Third quarter...............................  24.4375   20.4375      .45
   Second quarter..............................  27.5000   23.0000      .44
   First quarter...............................  29.2500   21.3125      .44

  b) Holders

  The number of record holders of the Company's Common Stock was 683 as of March 6, 2001. The number of street name stockholders is estimated at 13,008.

  c) Distributions

  The Company paid distributions to stockholders of $1.81 per share in 2000, of which $1.50 represents ordinary income, $0.11 represents capital gains, $0.09 represents unrecaptured section 1250 gains and $0.11 represents return of capital on a tax basis. In 1999, the Company paid distributions to stockholders of $1.77 per share, of which $1.56 represents ordinary income and $0.21 represents return of capital on a tax basis. In order to maintain its qualification in 2000 and 1999 as a REIT for federal income tax purposes, the Company was required to make distributions to its stockholders of at least $1.60 and $1.44 per share, respectively. In addition, on January 12, 2001, the Company declared a quarterly distribution for the fourth quarter of 2000 of $0.46 per share to stockholders of record on January 31, 2001, which was paid on February 15, 2001.

Item 6. SELECTED FINANCIAL DATA

  The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations", each included elsewhere in this Form 10-K.

                                        Year ended December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
Statement of Operations
 Data:
Revenues
  Rent......................  $117,981  $106,682  $ 83,350  $ 74,316  $ 58,898
  Equity in income from
   joint venture............       471       428       385       119       --
  Gain on sale of
   properties...............     5,564     3,216       --        158     1,199
                              --------  --------  --------  --------  --------
    Total revenues..........   124,016   110,326    83,735    74,593    60,097
                              ========  ========  ========  ========  ========
Expenses
  General & administrative..     5,642     4,933     5,156     5,336     4,734
  Depreciation &
   amortization.............    40,118    36,398    27,079    24,758    19,124
                              --------  --------  --------  --------  --------
    Total...................    45,760    41,331    32,235    30,094    23,858
                              --------  --------  --------  --------  --------
  Interest expense..........   (40,060)  (34,030)  (20,350)  (19,810)  (14,067)
  Interest income...........     2,453     2,640     1,170       364     2,110
  Gain on property
   condemnation.............       --        --      1,493       --        --
  Gain on insurance
   proceeds.................       378     2,002       --      2,231       --
  Treasury lock settlement..       --     (2,016)      --        --        --
  Other income..............       394       267       352       521       238
                              --------  --------  --------  --------  --------
Income before provision for
 taxes and minority
 interest...................    41,421    37,858    34,165    27,805    24,520
(Provision) benefit for
 taxes......................       (36)       19      (231)     (223)     (256)
                              --------  --------  --------  --------  --------
Income before minority
 interest...................    41,385    37,877    33,934    27,582    24,264
Income applicable to
 minority interest..........   (21,955)  (20,617)  (17,292)  (12,003)  (10,852)
                              --------  --------  --------  --------  --------
Net income..................  $ 19,430  $ 17,260  $ 16,642  $ 15,579  $ 13,412
                              ========  ========  ========  ========  ========
Basic earnings per share....  $   1.52  $   1.41  $   1.33  $   1.26  $   1.19
Weighted average number of
 shares.....................    12,778    12,245    12,497    12,368    11,317
Diluted earnings per share..  $   1.48  $   1.37  $   1.32  $   1.25  $   1.17
Weighted average number of
 shares.....................    13,092    12,598    12,599    12,512    11,420
                                              December 31,
                              ------------------------------------------------
                                2000      1999      1998      1997      1996
                              --------  --------  --------  --------  --------
                                 (In thousands, except per share data)
Balance Sheet Data:
Real estate before
 accumulated depreciation...  $906,474  $878,070  $663,018  $601,882  $515,794
Total assets................   766,106   781,905   597,295   535,314   469,945
Total debt..................   456,813   450,331   283,405   299,032   230,590
Minority interest...........   177,356   194,071   166,655    96,007    98,551
Stockholders' equity........   121,834   121,501   132,224   134,890   137,670
Cash distributions declared
 per share..................      1.82      1.78      1.74      1.70      1.66

                                        Year ended December 31,
                             -------------------------------------------------
                               2000      1999       1998      1997      1996
                             --------  ---------  --------  --------  --------
                                 (In thousands, except property data)
Other Data:
Company's funds from
 operations(1).............  $ 38,149  $  34,087  $ 31,203  $ 27,851  $ 23,215
Cash flows provided by
 (used in):
  Operating activities.....    80,577     68,228    60,333    55,576    44,217
  Investing activities.....   (30,156)  (204,343)  (77,483)  (94,408)  (68,481)
  Financing activities.....   (51,384)   136,895    17,163    29,306    28,399
Number of owned courses....       145        149       130       123       114
Number of owned locations..       132        135       116       112       104

--------
(1) The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income. Funds from operations is considered by the Company's management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which the Company's management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 2000, 1999, 1998, 1997 and 1996.

                                       For the year ended December 31,
                                   -------------------------------------------
                                    2000     1999     1998     1997     1996
                                   -------  -------  -------  -------  -------
                                               (In thousands)
  Net income...................... $19,430  $17,260  $16,642  $15,579  $13,412
  Distributions--Preferred Units..  (9,255)  (7,392)  (4,797)     --       --
  Minority interest...............  21,955   20,617   17,292   12,003   10,852
  Depreciation and amortization...  40,466   36,758   27,472   24,883   19,124
  Gain on property condemnation...     --       --    (1,493)     --       --
  Gain on insurance proceeds......    (378)  (2,002)     --    (2,231)     --
  Gain on sale of properties......  (5,564)  (3,216)     --      (158)  (1,199)
  Treasury lock...................      --    2,016      --       --       --
  Straight-line rent and
   interest.......................  (3,643)  (3,391)     --       --       --
  Deferred compensation plan
   adjustment.....................     (58)    (589)     --       --       --
  Excess land sales...............    (363)    (259)    (342)    (469)     --
  Amortization--loan costs .......     --       --      (241)    (227)    (147)
  Depreciation--corporate ........     (50)     (74)     (87)     (69)     (47)
                                   -------  -------  -------  -------  -------
  Funds from operations .......... $62,540  $59,728  $54,446  $49,311  $41,995
  Company's share of funds from
   operations.....................      61%   57.07%   57.31%   56.48%   55.28%
                                   -------  -------  -------  -------  -------
  Company's funds from operations
   ............................... $38,149  $34,087  $31,203  $27,851  $23,215
                                   =======  =======  =======  =======  =======

  In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, to repurchase the Company's Common Stock if authorized by the Board of Directors, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

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

  The discussion of the results of operations compares the year ended December 31, 2000 with the year ended December 31, 1999 and the year ended December 31, 1999 with the year ended December 31, 1998.

Results of Operations

 Comparison of year ended December 31, 2000 to year ended December 31, 1999

  Net income increased by approximately $2,170,000 to $19,430,000 for the year ended December 31, 2000 compared to $17,260,000 for the year ended December 31, 1999. The increase was primarily attributable to an increase in (i) rent revenues of approximately $11,299,000; (ii) gain on sale of properties of approximately $2,348,000; and (iii) a decrease in gain on insurance proceeds of approximately $1,624,000, which was offset by (i) an increase in depreciation and amortization expense of approximately $3,720,000 (ii) an increase in interest expense of approximately $6,030,000; and (iv) a decrease in treasury lock settlement expense of approximately $2,016,000.

  The increase in rent revenues was due to (i) the acquisition of two golf course properties during 2000, which accounted for approximately $1,001,000 of the increase; (ii) a full year of rent in 2000 on 22 golf course properties and three leasehold rights acquired in 1999, which accounted for approximately $7,835,000 of the increase; (iii) an increase in base rent of approximately $2,552,000 for the Golf Courses owned as of December 31, 1998; and (iv) a decrease in percentage rent of approximately $90,000 for the Golf Courses owned as of December 31, 1998. The increase in depreciation and amortization expense was due to an increase in depreciation expense of approximately $3,159,000 and an increase in amortization expense of approximately $561,000. The increase in depreciation expense was primarily due to (i) the acquisition of two golf course properties during 2000, which accounted for approximately $452,000 of the increase and (ii) a full year of depreciation expense in 2000 on 21 golf course properties acquired in 1999, which accounted for approximately $2,638,000 of the increase, which was offset by a decrease in depreciation expense due to the sale of seven Golf Courses at six properties, which accounted for approximately $348,000 of the decrease. The increase in amortization expense was primarily due to a full year of amortization on three leasehold rights acquired in 1999, which accounted for approximately $565,000 of the increase.

  The decrease in gain on insurance proceeds was due to various claims made at four of the Golf Courses in 2000 compared to seven of the Golf Courses in 1999. The Company intends to apply the insurance proceeds to repairs and improvements at such Golf Courses.

  The increase in interest expense was primarily due to the increase in outstanding advances and LIBOR and base rate margins under the Company's credit facility. At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the consolidated statement of operations for the year ended December 31, 1999.

 Comparison of year ended December 31, 1999 to year ended December 31, 1998

  Net income increased by approximately $618,000 to $17,260,000 for the year ended December 31, 1999 compared to $16,642,000 for the year ended December 31, 1998. The increase was primarily attributable to an increase in (i) rent revenues of approximately $23,332,000; (ii) gain on sale of properties of approximately $3,216,000; (iii) interest income of approximately $1,470,000; and (iv) gain on insurance proceeds of approximately $2,002,000, which was offset by (i) an increase in depreciation and amortization expense of approximately $9,319,000; (ii) a decrease in gain on property condemnation of approximately $1,493,000; (iii) an increase in interest expense of approximately $13,680,000; (iv) an increase in treasury lock settlement expense of approximately $2,016,000; and (v) an increase in income applicable to minority interest of approximately $3,325,000.

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

  The increase in interest income was primarily due to (i) the mortgage loan of approximately $12.6 million made during the year and (ii) a full year of interest income in 1999 on the participating mortgage loan made in 1998. The increase in gain on insurance proceeds was due to various claims made at seven of the Golf Courses. The Company intends to apply the insurance proceeds to repairs and improvements at such Golf Courses.

  The increase in interest expense was primarily due to the increase in outstanding advances and LIBOR and base rate margins under the Company's credit facility. At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the consolidated statement of operations. The increase in income applicable to minority interest was primarily due to income allocated to holders of Preferred Units.

Liquidity and Capital Resources

  At December 31, 2000, the Company had approximately $1.7 million in cash and investments, mortgage notes receivable of approximately $15.4 million, mortgage indebtedness of approximately $28.3 million and uncollateralized indebtedness of approximately $428.5 million. The $456.8 million aggregate principal amount of mortgage and uncollateralized indebtedness bears interest at a weighted average rate of 8.71%. Of the $456.8 million of debt, $187.6 million is fixed-rate debt and is payable either monthly, quarterly, semi-annually or annually and matures between 2001 and 2008.

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

  The Company anticipates that its cash from operations and its bank line of credit, described below, will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For the Golf Courses acquired through March 6, 2001, the Company is required under the Leases to pay for various remaining capital improvements totaling approximately $12.7 million, $12.6 million of which will be paid by the end of 2002. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the term of the Leases, the Company's investment in such improvements. Any subsequent capital improvements are the responsibility of the lessees.

  Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or Common Units as consideration for such purchases.

  In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's Common Stock. The stock repurchase plan was completed in 2000. At March 6, 2001, the number of shares purchased under this authorization was 967,200 for a total cost of approximately $19.9 million. The shares repurchased are considered "authorized but unissued."

  On July 30, 1999, the Company amended its $300 million uncollateralized revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent (now known as Bank One). The amended credit facility divided the $300 million revolving credit facility into (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "New Credit Facility"). Advances under the New Credit Facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings under the Revolver was equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver terminates on March 29, 2002, but may be extended by the Company for an additional year if approved by a specified number of the lenders under the New Credit Facility. The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004. The New Credit Facility eliminated the requirement under the old credit facility for the Company to obtain certain modifications of the covenants applicable to its $175 million fixed-rate uncollateralized senior notes. At December 31, 2000 and March 6, 2001 there were outstanding advances under the New Credit Facility of $264 million and $258 million, respectively.

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

  In 2000, the Company purchased two Golf Courses for an aggregate initial investment of approximately $11 million, excluding El Camino Country Club, described below, which investment was financed by approximately $1.6 million of cash from operations, approximately $4.7 million of advances under the Company's credit facility, and $4.7 million of proceeds from sale of properties in section 1031 exchange transactions. On December 28, 2000, the fee interest in El Camino Country Club was transferred to the Company in satisfaction of the El Camino Mortgage entered into in March 1999 as part of the acquisition of the Acquired Cobblestone Courses. Between December 31, 2000 and March 6, 2001, the Company entered into agreements to purchase one golf course and sell one Golf Course.

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

 Comparison of cash flow statement for year ended December 31, 2000 to year ended December 31, 1999

  Net cash provided by operating activities increased by $12,349,000 to $80,577,000 for the year ended December 31, 2000 compared to $68,228,000 for the year ended December 31, 1999. The increase was primarily attributable to
(i) an increase in rent revenues of approximately $11,299,000 and (ii) an increase in depreciation and amortization of $3,720,000, which was offset by an increase in interest expense of approximately $6,030,000.

  Net cash used in investing activities decreased by approximately $174,187,000 to $30,156,000 for the year ended December 31, 2000 compared to $204,343,000 for the year ended December 31, 1999. The decrease in cash payments was primarily attributable to decreases in (i) the issuance of mortgage notes receivable of approximately $12,189,000; (ii) the purchase of properties and related assets of approximately $165,356,000; and (iii) payments for treasury lock settlements of approximately $2,345,000. The decrease in cash payments was offset by (i) a net decrease in cash receipts from purchases and sales of available-for-sale securities of approximately $1,095,000; (ii) a decrease in principal payments received on mortgage notes receivable of approximately $9,649,000; and (iii) an increase in proceeds from the sale properties and related assets of approximately $4,974,000.

  Net cash used in financing activities increased by approximately $188,279,000 to $51,384,000 for the year ended December 31, 2000 compared to net cash provided by financing activities of $136,895,000 for the year ended December 31, 1999. The change was primarily attributable to a decrease in (i) proceeds from notes payable of approximately $482,350,000 and (ii) a decrease in net proceeds from Preferred Units of approximately $34,067,000, which was offset by a decrease in principal payments on notes payable of approximately $327,664,000.

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

  Net cash used in investing activities increased by $126,860,000 to $204,343,000 for the year ended December 31, 1999 compared to $77,483,000 for the year ended December 31, 1998. The increase was primarily attributable to an increase in the purchase of Golf Courses of approximately $153,728,000.

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

  The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the years ended December 31, 2000, 1999 and 1998.

                                                     For the year ended
                                                        December 31,
                                                   ---------------------------
                                                    2000      1999      1998
                                                   -------   -------   -------
                                                       (In thousands)
Net income........................................ $19,430   $17,260   $16,642
Distributions--Preferred Units....................  (9,255)   (7,392)   (4,797)
Minority interest.................................  21,955    20,617    17,292
Depreciation and amortization.....................  40,466    36,758    27,472
Gain on property condemnation.....................     --        --     (1,493)
Gain on insurance proceeds........................    (378)   (2,002)      --
Gain on sale of properties........................  (5,564)   (3,216)      --
Treasury lock.....................................     --      2,016       --
Straight-line rent and interest...................  (3,643)   (3,391)      --
Deferred compensation plan adjustment.............     (58)     (589)      --
Excess land sales.................................    (363)     (259)     (342)
Amortization--loan costs..........................     --        --       (241)
Depreciation--corporate...........................     (50)      (74)      (87)
                                                   -------   -------   -------
Funds from operations............................. $62,540   $59,728   $54,446
Company's share of funds from operations..........      61 %   57.07 %   57.31 %
                                                   -------   -------   -------
Company's funds from operations................... $38,149   $34,087   $31,203
                                                   =======   =======   =======

  In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, to repurchase the Company's Common Stock if authorized by the Board of Directors, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

 Comparison of funds from operations for year ended December 31, 2000 to year ended December 31, 1999

  Funds from operations increased by $2,812,000 to $62,540,000 for the year ended December 31, 2000 compared to $59,728,000 for the year ended December 31, 1999. The increase was primarily attributable to an increase in rent revenues of approximately $11,299,000, which was offset by increases in (i) interest expense of approximately $6,030,000 and (ii) distributions on Preferred Units of approximately $1,863,000.

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

New Pronouncements Issued But Not Yet Effective

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of SFAS No. 133" was issued in June 2000. SFAS No. 133, as amended, will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS Statement No. 133," defers the effective date for one year to January 1, 2001. The Company has determined that implementing SFAS No. 133 will not materially impact the Company's financial condition or results of operations. As of December 31, 2000 and March 6, 2001, the Company was not participating in any such activities and does not have any such instruments recorded on the balance sheet.

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

  The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at December 31, 2000 (dollars in thousands):

                             For the year ended December 31,
                         --------------------------------------------
                          2001      2002     2003     2004     2005    Thereafter  Total
                         -------  --------  ------  --------  -------  ---------- --------
Long-term debt:
  Fixed-rate............ $26,048  $  7,176  $7,748  $ 47,975  $41,066   $57,616   $187,629
  Average interest
   rate.................    8.06%     8.39%   8.39%     8.58%    7.95%     7.95%      8.38%
  Variable-rate.........   1,175   166,185   1,197    96,312      279     4,036    269,184
  Average interest
   rate.................    9.68%     8.63%   9.71%     9.57%   10.29%    10.29%      9.00%
                         -------  --------  ------  --------  -------   -------   --------
    Total debt.......... $27,223  $173,361  $8,945  $144,287  $41,345   $61,652   $456,813
                         =======  ========  ======  ========  =======   =======   ========

  In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% change in interest rates will increase or decrease interest expense by approximately $2.7 million annually based on $269.2 million outstanding at December 31, 2000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Golf Properties, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 46 present fairly, in all material respects, the financial position of National Golf Properties, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 46 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  As described in Note 1(i), the Company changed its method of accounting for contingent rental income during the year ended December 31, 1998.

PricewaterhouseCoopers LLP

Los Angeles, California
February 28, 2001

                         NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                             December 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                         ASSETS
                         ------

Property
  Land................................................... $  91,414  $  98,918
  Buildings..............................................   246,158    255,833
  Ground improvements....................................   457,607    417,941
  Furniture, fixtures and equipment......................    49,740     49,893
  Leasehold rights ......................................    32,081     31,543
  Construction in progress...............................    29,474     23,942
                                                          ---------  ---------
                                                            906,474    878,070
  Less: accumulated depreciation.........................  (185,453)  (152,974)
                                                          ---------  ---------
    Net property.........................................   721,021    725,096
Cash and cash equivalents................................     1,528      2,491
Investments..............................................       200        200
Mortgage notes receivable................................    15,442     27,855
Investment in joint venture..............................     6,949      7,286
Due from affiliate.......................................     1,895        --
Other assets, net .......................................    19,071     18,977
                                                          ---------  ---------
    Total assets......................................... $ 766,106  $ 781,905
                                                          =========  =========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

Notes payable............................................ $ 456,813  $ 450,331
Accounts payable and other liabilities...................    10,103      9,632
Due to affiliate ........................................       --       6,370
                                                          ---------  ---------
    Total liabilities....................................   466,916    466,333
                                                          ---------  ---------
Minority interest........................................   177,356    194,071
                                                          ---------  ---------
Commitments and contingencies (Note 8)

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized--none issued...............................       --         --
  Common stock, $.01 par value, 40,000,000 shares
   authorized, 12,963,845 and 12,204,245 shares issued
   and outstanding at December 31, 2000 and 1999,
   respectively..........................................       130        122
  Additional paid in capital.............................   124,741    125,597
  Unamortized restricted stock compensation..............    (3,037)    (4,218)
                                                          ---------  ---------
    Total stockholders' equity...........................   121,834    121,501
                                                          ---------  ---------
    Total liabilities and stockholders' equity........... $ 766,106  $ 781,905
                                                          =========  =========


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       For the year ended
                                                          December 31,
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
Revenues:
  Rent from affiliate............................. $116,763  $104,817  $ 79,652
  Rent............................................    1,218     1,865     3,698
  Equity in income from joint venture.............      471       428       385
  Gain on sale of properties......................    5,564     3,216       --
                                                   --------  --------  --------
    Total revenues................................  124,016   110,326    83,735
                                                   --------  --------  --------
Expenses:
  General and administrative......................    5,642     4,933     5,156
  Depreciation and amortization...................   40,118    36,398    27,079
                                                   --------  --------  --------
    Total expenses................................   45,760    41,331    32,235
                                                   --------  --------  --------
  Operating income................................   78,256    68,995    51,500
Other income (expense):
  Interest income from affiliates.................      649       833       --
  Interest income.................................    1,804     1,807     1,170
  Gain on property condemnation...................      --        --      1,493
  Gain on insurance proceeds......................      378     2,002       --
  Other income....................................      394       267       352
  Treasury lock settlement........................      --     (2,016)      --
  Interest expense................................  (40,060)  (34,030)  (20,350)
                                                   --------  --------  --------
Income before taxes and minority interest ........   41,421    37,858    34,165
Benefit (provision) for taxes.....................      (36)       19      (231)
                                                   --------  --------  --------
Income before minority interest...................   41,385    37,877    33,934
Income applicable to minority interest............  (21,955)  (20,617)  (17,292)
                                                   --------  --------  --------
Net income........................................ $ 19,430  $ 17,260  $ 16,642
                                                   ========  ========  ========

Basic earnings per share.......................... $   1.52  $   1.41  $   1.33
Weighted average number of shares.................   12,778    12,245    12,497
Diluted earnings per share........................ $   1.48  $   1.37  $   1.32
Weighted average number of shares.................   13,092    12,598    12,599


   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                             Additional             Unamortized
                          Number of   Common  Paid in   Accumulated Restricted
                           Shares     Stock   Capital     Deficit      Stock     Total
                         -----------  ------ ---------- ----------- ----------- --------
Balance at December 31,
 1997...................  12,408,195   $124   $139,222   $ (1,360)    $(3,096)  $134,890
 Amortization of
  restricted stock......         --     --         --         --        1,560      1,560
 Issuance of restricted
  stock.................      52,000    --       1,570        --       (1,570)       --
 Exercise of stock
  options...............      59,550      1      1,210        --          --       1,211
 Distributions paid
  ($1.73 per share).....         --     --      (6,346)   (15,282)        --     (21,628)
 Allocation for minority
  interest in the
  Operating
  Partnership...........         --     --        (451)       --          --        (451)
 Net income.............         --     --         --      16,642         --      16,642
                         -----------   ----   --------   --------     -------   --------
Balance at December 31,
 1998...................  12,519,745    125    135,205        --       (3,106)   132,224
 Amortization of
  restricted stock......         --     --         --         --        1,533      1,533
 Issuance of restricted
  stock.................      97,000      1      2,645        --       (2,645)         1
 Exercise of stock
  options...............      32,300    --         658        --          --         658
 Repurchase of stock....    (444,800)    (4)    (9,097)       --          --      (9,101)
 Distributions paid
  ($1.77 per share).....         --     --      (5,002)   (17,260)        --     (22,262)
 Deferred compensation
  plan adjustment.......         --     --      (2,974)       --          --      (2,974)
 Allocation for minority
  interest in the
  Operating
  Partnership...........         --     --       4,162        --          --       4,162
 Net income.............         --     --         --      17,260         --      17,260
                         -----------   ----   --------   --------     -------   --------
Balance at December 31,
 1999...................  12,204,245    122    125,597        --       (4,218)   121,501
 Amortization of
  restricted stock......         --     --         --         --        1,536      1,536
 Issuance of stock in
  exchange for OP
  units.................   1,260,000     13      1,439        --          --       1,452
 Issuance of restricted
  stock.................      42,000      1        908        --         (909)       --
 Repurchase of
  restricted stock......     (20,000)   --        (554)       --          554        --
 Repurchase of stock....    (522,400)    (6)   (10,751)       --          --     (10,757)
 Distributions paid
  ($1.81 per share).....         --     --      (3,854)   (19,430)        --     (23,284)
 Contribution to
  deferred compensation
  plan..................         --     --        (790)       --          --        (790)
 Distribution from
  deferred compensation
  plan..................         --     --         335        --          --         335
 Allocation for minority
  interest in the
  Operating
  Partnership...........         --     --      12,411        --          --      12,411
 Net income.............         --     --         --      19,430         --      19,430
                         -----------   ----   --------   --------     -------   --------
Balance at December 31,
 2000...................  12,963,845   $130   $124,741   $    --      $(3,037)  $121,834
                         ===========   ====   ========   ========     =======   ========

   The accompanying notes are an integral part of these financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                For the year ended December
                                                            31,
                                               -------------------------------
                                                 2000       1999       1998
                                               ---------  ---------  ---------
Cash flows from operating activities:
  Net income.................................. $  19,430  $  17,260  $  16,642
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization.............    40,118     36,398     27,079
    Amortization of loan costs................     1,402      1,082        --
    Amortization of restricted stock..........     1,536      1,533      1,560
    Minority interest in earnings.............    21,955     20,617     17,292
    Distributions from joint venture, net of
     equity in income.........................       338        344        393
    Gain on property condemnation.............       --         --      (1,493)
    Gain on insurance proceeds................      (378)    (2,002)       --
    Gain on sale of properties................    (5,564)    (3,216)       --
    Straight-line rent and interest...........    (3,643)    (3,391)       --
    Other adjustments.........................       (10)     1,746         11
    Changes in assets and liabilities:
      Other assets............................     2,247     (1,684)    (2,331)
      Accounts payable and other liabilities..      (274)       767      2,378
      Due from/to affiliate...................     3,420     (1,226)    (1,198)
                                               ---------  ---------  ---------
        Net cash provided by operating
         activities...........................    80,577     68,228     60,333
                                               ---------  ---------  ---------
Cash flows from investing activities:
  Purchase of available-for-sale securities...       --      (1,954)    (5,607)
  Proceeds from sale of available-for-sale
   securities.................................       --       3,049      5,526
  Issuance of mortgage note receivable........      (466)   (12,655)   (22,649)
  Proceeds from mortgage notes receivable.....       --       9,649        --
  Loan costs on mortgage note issued..........       --         (67)      (147)
  Proceeds from short-term investment.........       --         --         366
  Treasury lock settlement....................       --      (2,345)       --
  Purchase of property and related assets.....   (45,105)  (210,461)   (56,733)
  Investment in joint venture.................       --         --         (19)
  Proceeds from sale of properties and related
   assets.....................................    15,415     10,441      1,780
                                               ---------  ---------  ---------
        Net cash used in investing
         activities...........................   (30,156)  (204,343)   (77,483)
                                               ---------  ---------  ---------
Cash flows from financing activities:
  Principal payments on notes payable.........  (100,718)  (428,382)  (114,559)
  Proceeds from notes payable.................   107,000    589,350     98,500
  Purchase of stock under repurchase plan.....   (10,757)    (9,101)       --
  Loan costs..................................       (60)    (4,737)       (15)
  Proceeds from Preferred Units, net of
   offering expenses..........................       --      34,067     73,010
  Proceeds from stock options exercised.......       --         658      1,212
  Cash distributions..........................   (23,284)   (22,262)   (21,628)
  Limited partners' cash distributions........   (23,565)   (22,698)   (19,357)
                                               ---------  ---------  ---------
        Net cash (used in) provided by
         financing activities.................   (51,384)   136,895     17,163
                                               ---------  ---------  ---------
Net (decrease) increase in cash and cash
 equivalents..................................      (963)       780         13
Cash and cash equivalents at beginning of
 period.......................................     2,491      1,711      1,698
                                               ---------  ---------  ---------
Cash and cash equivalents at end of period.... $   1,528  $   2,491  $   1,711
                                               =========  =========  =========
Supplemental cash flow information:
  Interest paid............................... $  39,200  $  32,007  $  20,232
  Taxes paid..................................        44        117         38

   The accompanying notes are an integral part of these financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies

 a) Organization

  National Golf Properties, Inc. (the "Company") commenced operations effective with the completion of its initial public stock offering (the "Offering") of common stock (the "Common Stock"), on August 18, 1993. The Company owns and acquires golf courses located throughout the United States. At December 31, 2000, the Company leased all but four of its golf courses to American Golf Corporation ("AGC") pursuant to long-term triple net leases (the "Leases"). David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company's outstanding Common Stock and approximately 16.7% of National Golf Operating Partnership, L.P. (the "Operating Partnership") and a controlling interest in AGC. The Company owns substantially all of the golf courses through its 63.4% general partner interest in the Operating Partnership. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II ("Royal Golf"). Royal Golf owns four golf courses on Hilton Head Island, South Carolina. On August 8, 2000, the Operating Partnership acquired the remaining 11% of Royal Golf from the limited partner. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

  In conjunction with the formation of the Company and the Operating Partnership, the partners of the entities transferring their interest in the initial portfolio of golf courses (the "Initial Golf Courses") to the Operating Partnership became limited partners in the Operating Partnership and received units of common limited partnership interest in the Operating Partnership (the "Common Units"). Their interests in the Initial Golf Courses were carried over to the Operating Partnership on a historical cost basis similar to pooling of interest accounting and became part of the beginning balance of minority interest. Minority interest is primarily adjusted for the limited partners' proportionate share of net income or loss of the Company and any additional contributions or distributions to the limited partners.

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

 b) Cash Equivalents

  The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents with cost approximating fair value.

                        NATIONAL GOLF PROPERTIES, INC.

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

 d) Concentration of Credit Risk

  The Company's portfolio of 146 golf courses consists of one participating mortgage loan, which is collateralized by a mortgage on the golf course, and ownership interests in 145 golf courses, including the two golf courses owned by Pumpkin Ridge, in 133 separate locations in 23 states (collectively, the "Golf Courses").

  Concentration of credit risk with respect to the Golf Courses, the majority of which are leased to AGC, is limited due to the geographic diversification among 23 states. The distribution of the golf courses reflects the Company's belief that geographic diversification helps insulate the portfolio from regional economic and climatic influences. As of December 31, 2000, the Company had no significant concentration of credit risk.

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per institution. At December 31, 2000 and 1999, the Company had cash accounts in excess of FDIC insured limits.

 e) Segment Reporting

  During 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company currently operates in one geographic area, the United States. The rent revenues from one major lessee, AGC, amounted to approximately 99%, 98% and 96% of total rent revenues for the years ended December 31, 2000, 1999 and 1998, respectively.

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

  The Company assesses whether there has been an impairment in the value of rental property by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize

                        NATIONAL GOLF PROPERTIES, INC.

an impairment loss if the income stream were not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flows from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no such impairment has occurred in its net property carrying values.

  When assets are sold or retired, the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations.

 g) Income Taxes

  The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 95% of its taxable income to its stockholders (90% in 2001 and beyond) and complies with other requirements. The Company paid distributions to stockholders of $1.81 per share in 2000, of which $1.50 represents ordinary income, $0.11 represents capital gains, $0.09 represents unrecaptured section 1250 gains and $0.11 represents return of capital on a tax basis. In addition, on January 12, 2001, the Company declared a quarterly distribution for the fourth quarter of 2000 of $0.46 per share to stockholders of record on January 31, 2001, payable on February 15, 2001. The Company is subject to state income and franchise taxes in certain states in which it operates. Therefore, a tax provision has been reflected for these income and franchise taxes.

 h) Revenue Recognition

  The Company recognizes rental revenue on an accrual basis over the terms of the Leases. In addition, for Leases with fixed increases in rent, the total rent revenue over the lease period is recognized on a straight-line basis.

 i) Accounting for Contingent Rent

  In May 1998, the Emerging Issues Task Force (the "EITF") of the Financial Accounting Standards Board ("FASB") issued Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." This statement provides that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. This statement applies to all contingent rental income effective with the second quarter of 1998, at which time the Company adopted the policy. On a quarterly basis, there was a material impact to the Company's earnings per share, financial condition, and results of operations. Contingent rent not recorded in the second or third quarters was recognized in the fourth quarter. Therefore, on an annual basis, there was no impact to the Company's earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company continued to account for contingent rent in accordance with Issue No. 98-9. In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin Number 101 which reaffirms Issue No. 98-9.

 j) Intangible Assets

  Included in other assets are intangible assets which consist of covenants not to compete, goodwill, straight-line rent and other intangibles. Intangible assets are carried at cost less accumulated amortization and are amortized on a straight-line basis. Goodwill, arising from golf course acquisitions, is amortized over the life of the Leases (15 to 20 years). Straight-line rent is recognized over the life of the Leases. Other intangibles are amortized over periods from one to ten years. The Company assesses whether there has been an impairment in

                        NATIONAL GOLF PROPERTIES, INC.

the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee's ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize an impairment loss if the income stream is not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flow from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no such impairment in the carrying value of its intangible assets has occurred. Accumulated amortization at December 31, 2000 and 1999, was approximately $6,483,000 and $6,689,000, respectively.

 k) Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

 m) Earnings Per Share

  The Company utilizes SFAS No. 128, "Earnings Per Share." Basic net income per share is computed based on the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the years ended December 31, 2000, 1999 and 1998 were 313,887, 353,244 and
101,790, respectively.

 n) Accounting for Stock-Based Compensation

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

                        NATIONAL GOLF PROPERTIES, INC.

 o) Accounting for Derivative Instruments and Hedging Activities

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities--An Amendment of SFAS No. 133" was issued in June 2000. SFAS No. 133, as amended, will require the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives would depend on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for the Company's financial statements issued for periods beginning January 1, 2000. However, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective date of SFAS No. 133," defers the effective date for one year to January 1, 2001. The Company has determined that implementing SFAS No. 133 will not materially impact the Company's financial condition or results of operations. As of December 31, 2000 and 1999, the Company was not participating in any such activities and does not have any such instruments recorded on the balance sheet.

(2) Property Acquisitions and Sales

  In 2000, the Company purchased two Golf Courses for an aggregate initial investment of approximately $11 million. The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf courses are leased to AGC pursuant to long-term triple net leases.

   Acquisition                                                          Initial
      Date              Course Name                 Location           Investment
   -----------          -----------                 --------         --------------
                                                                     (In thousands)
     2/24/00   Canoa Hills Golf Course       Green Valley, Arizona      $ 3,493
      3/7/00   Oyster Reef Golf Club         Hilton Head Island,          7,462
                                             South Carolina
                                                                        -------
               Total Initial Investment............................     $10,955
                                                                        =======

  In November 2000, the Company entered into an agreement to sell one Golf
Course.

  On October 12, 2000, the Company sold Royal Meadows Golf Course for approximately $3 million. The Company recognized a gain of approximately $2.1 million. On September 21, 2000, the Company sold Shenandoah Country Club for approximately $1.9 million. The Company recognized a gain of approximately $661,000. On July 21, 2000, the Company sold Hickory Heights Golf Club and Westwinds Country Club for a total amount of approximately $8.1 million. The Company recognized a gain of approximately $2.2 million. On February 4, 2000, the Company sold Lake Houston Golf Club and Woodlake Country Club for a total amount of approximately $3.2 million. The Company recognized a gain of approximately $564,000.

  In 2000, the Company recognized a gain on insurance proceeds of approximately $378,000 due to various claims made at four of the Golf Courses. The Company is applying the insurance proceeds to repairs and improvements at such Golf Courses.

  On March 31, 1999, the Company purchased fee interests in 15 golf courses, long-term leasehold interests in two golf courses and leasehold rights in three golf courses and made a mortgage loan collateralized by an additional golf course, El Camino Country Club (the "El Camino Mortgage") (collectively, the "Acquired Cobblestone Courses"). During the three months ended March 31, 2000, the Company finalized the fair value allocation of purchase price among the Acquired Cobblestone Courses. In addition, there were reclassifications among the components of property.

                        NATIONAL GOLF PROPERTIES, INC.

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

  In 1999, the Company recognized a gain on insurance proceeds of approximately $2 million due to various claims made at seven of the Golf Courses. The Company is applying the insurance proceeds to repairs and improvements at such Golf Courses.

  In 1998, the Company recognized a gain on property condemnation of approximately $1.5 million due to the State of North Carolina condemning four golf holes at one of the Company's Golf Courses for a state highway project. The Company purchased land, for approximately $356,000, adjacent to this Golf Course sufficient to replace the condemned holes and the condemnation proceeds were used to design and construct the new golf holes.

(3) Investments

                                                     December 31,
                                                -----------------------
                                                   2000        1999
                                                ----------- -----------
                                                Cost Market Cost Market Maturity
                                                ---- ------ ---- ------ --------
                                                    (In thousands)
   Available-for-sale securities:
     Corporate Note............................ $--   $--   $200  $200   3/2000
     Corporate Note............................  200   200   --    --    3/2001
                                                ----  ----  ----  ----
       Total................................... $200  $200  $200  $200
                                                ====  ====  ====  ====

  No available-for-sale securities were sold in 2000. In 1999, available-for-sale securities were sold resulting in proceeds of $3,049,000. There were no gross realized gains or losses in 1999.

(4) Mortgage Notes Receivable

  At December 31, 2000 and 1999, the Company held collateralized mortgage notes receivable of approximately $15,442,000 and $27,855,000, respectively, The range of interest rates for mortgage notes receivable was 9.25% to 12% in 2000, 8.75% to 12% in 1999 and 8.75% to 11.5% in 1998. Interest recognized for the years ended December 31, 2000, 1999 and 1998 totaled approximately $2,047,000, $2,410,000 and $989,000, respectively.

  The fair value of mortgage notes receivable at December 31, 2000 and 1999 is estimated to be approximately $15,381,000 and $28,322,000, respectively, based on current interest rates for comparable loans.

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

                        NATIONAL GOLF PROPERTIES, INC.

(6) Treasury Lock Swap Transactions

  On June 15, 1998, in anticipation of the Operating Partnership placing $100 million of fixed-rate, ten-year notes or some similar security, the Operating Partnership entered into a $100 million treasury lock swap transaction with a financial institution in order to hedge its exposure to interest rate fluctuations. Under this agreement, the Operating Partnership pays or receives an amount equal to the difference between the treasury lock rate and the market rate on the date of settlement, based on the principal of $100 million. At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the consolidated statement of operations for the year ended December 31, 1999.

(7) Notes Payable

  Notes payable consist of the following:

                                                       December 31,
                             Interest    Interest    -----------------
   Type of Collateral          Rate       Payment      2000     1999   Maturity
   ------------------        --------  ------------- -------- -------- --------
                                                      (In thousands)
Mortgage note..............     6.00%        Monthly $    --  $  1,500  8/2000
Mortgage note..............     5.50%      Quarterly      100      292  5/2001
Mortgage note..............     7.86%      Quarterly   19,301   20,000  7/2001
Uncollateralized note--
 revolver .................  Various         Various  165,000  149,000  3/2002
Uncollateralized note--term
 note .....................     9.57%        Various   99,000  100,000  3/2004
Mortgage note..............     6.00%       Annually    3,750    3,750 10/2004
Uncollateralized note......                                73       67 11/2004
Uncollateralized notes ....     8.68%  Semi-annually   44,088   45,760 12/2004
Uncollateralized notes ....     8.73%  Semi-annually   44,964   46,560  6/2005
Uncollateralized notes ....     7.90%  Semi-annually   37,672   38,881  6/2006
Uncollateralized notes ....                             2,404    2,710  7/2006
Uncollateralized notes ....     8.00%  Semi-annually   33,517   34,525 12/2006
Uncollateralized notes.....     8.00%        Monthly      189      213  8/2007
Uncollateralized notes.....     8.00%      Quarterly    1,571    1,725  1/2008
Mortgage notes ............    10.29%        Monthly    5,184    5,348  8/2014
                                                     -------- --------
                                                     $456,813 $450,331
                                                     ======== ========

  The following is a schedule of maturities on notes payable for the next five years ending December 31 and in total thereafter:

                                                                      Amount
                                                                  --------------
                                                                  (In thousands)
       2001......................................................    $ 27,223
       2002......................................................     173,361
       2003......................................................       8,945
       2004......................................................     144,287
       2005......................................................      41,345
       Thereafter................................................      61,652
                                                                     --------
                                                                     $456,813
                                                                     ========

                        NATIONAL GOLF PROPERTIES, INC.

  The note agreements contain, among other things, covenants restricting the sale of property and certain financial ratios and reporting requirements.

  On July 30, 1999, the Company amended its $300 million uncollateralized revolving credit facility with a group of lenders led by The First National Bank of Chicago, as Administrative Agent (now known as Bank One). The amended credit facility divided the $300 million revolving credit facility into (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "New Credit Facility"). Advances under the New Credit Facility bear interest at the Administrative Agent's alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent's alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company's outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the Revolver was equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver terminates on March 29, 2002, but may be extended by the Company for an additional year if approved by a specified number of the lenders under the New Credit Facility. The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004. The New Credit Facility eliminated the requirement under the old facility for the Company to obtain certain modifications of the covenants applicable to its $175 million fixed-rate uncollateralized senior notes. There were outstanding advances of $264 million and $249 million under the New Credit Facility as of December 31, 2000 and 1999, respectively. The Company intends to roll over the advances due in 2001 to a future period.

  In connection with the purchase of Eagle Brook Country Club during 1997, the Company entered into a three year collateralized note for $1.5 million with the seller of the property. During the first year of the note, no interest was paid or accrued on the outstanding principal balance. Thereafter, interest accrues on the outstanding principal balance at the rate of 6% per annum. The interest rate used to discount the note was 6%. The discount was amortized over the first year of the note using the effective interest method. The note was paid at maturity in August, 2000.

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

  In connection with the combined purchase of Monterey Country Club and Palm Valley Country Club during 1995, the Company entered into an eleven-year, non-interest bearing, uncollateralized note for $4,000,000 with the seller of the properties. The interest rate used to discount the note was 7.75%. The discount is being amortized over the life of the loan using the effective interest method. The note requires fixed payments of $500,000 annually beginning in 1999 and ending in 2006. The discounted note balance at December 31, 2000 and 1999 was approximately $2,404,000 and $2,710,000, respectively. The unamortized discount balance at December 31, 2000 and 1999 was approximately $596,000 and $790,000, respectively.

                        NATIONAL GOLF PROPERTIES, INC.

  In 1994, the Operating Partnership placed $100 million of fixed-rate, uncollateralized notes due 2004 and 2005 with a group of institutional investors. The notes were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%.

  A limited partner who owns or controls 65,003 Common Units is the holder of a promissory note for approximately $1.6 million that the Company assumed at the time of the Offering in connection with the Company's acquisition of four golf courses from a corporation that previously had been 50% owned by such limited partner. The interest rate is 8% per annum with a maturity date in January 2008. The Company made interest payments in 2000 and 1999 of approximately $133,000 and $145,000, respectively.

  The fair value of notes payable at December 31, 2000 and 1999 is estimated to be approximately $458,965,000 and $443,425,000, respectively, based on current interest rates for comparable loans. The net book value at December 31, 2000 and 1999 of the assets collateralizing the notes payable is $43.1 million and $52.8 million, respectively.

(8) Commitments and Contingencies

  The Company is required under the Leases to pay for various remaining capital improvements totaling approximately $12.7 million, $12.6 million of which will be paid by the end of 2002. Any subsequent capital improvements to these golf courses are the responsibility of the Lessees.

  In addition, the Company leases the land associated with Bear Creek Golf World from a local municipality pursuant to a ground lease. At December 31, 2000, there was a net book value of approximately $2,095,000 of improvements at this property included in buildings, ground improvements and furniture, fixtures and equipment on the consolidated balance sheet. At the termination of the lease in June 2022, all fixed improvements are surrendered to the local municipality. Under the terms of the ground lease, the Company remits a percentage of the green fees and net profits from the sale of food and beverages to the local municipality. For the years ended December 31, 2000, 1999 and 1998, the ground lease expense was approximately $387,000, $447,000 and $375,000, respectively.

  Also, the Company leases a portion of land associated with Mesquite Golf & Country Club from various landowners. The leases for this property expire between 2041 and 2043. AGC, as the lessee under the Lease, is required to make all ground lease payments. In addition, the Company leases the land associated with Ridgeview Ranch Golf Course and The Vineyard at Escondido Golf Club pursuant to long-term ground leases which expire in 2025.

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

(9) Stock Repurchase Plan

  In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company's Common Stock. The stock repurchase plan was completed during 2000. At December 31, 2000 and 1999, the number of shares purchased under this authorization was

                        NATIONAL GOLF PROPERTIES, INC.

967,200 and 444,800 for a total cost of approximately $19.9 million and $9.1 million, respectively. The shares repurchased are considered "authorized but unissued."

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

  On March 4, 1998, the Operating Partnership completed the private placement of 1,200,000 8% Series A Cumulative Redeemable Preferred Units ("Series A Preferred Units") (collectively, with Series B Preferred Units, "Preferred Units"), representing a limited partnership interest in the Operating Partnership, to an institutional investor in exchange for a contribution to the Operating Partnership of $60 million. The Series A Preferred Units, which may be called by the Operating Partnership at par on or after March 4, 2003, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8%. The Operating Partnership used $58 million of the approximately $58.5 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership's revolving credit facility.

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

  The Preferred Units and the dividends attributable to such Preferred Units have been reported as a component of minority interest in the related consolidated financial statements. The Preferred Units are not convertible into Common Stock, but are convertible into preferred stock of the Company.

(11) Lease Rental Agreements

  Future base rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

                                                                      Amount
                                                                  --------------
                                                                  (In thousands)
       2001......................................................   $  114,924
       2002......................................................      114,924
       2003......................................................      114,924
       2004......................................................      114,924
       2005......................................................      114,924
       Thereafter................................................      730,112
                                                                    ----------
                                                                    $1,304,732
                                                                    ==========

  The base rent for the first year for each golf course under the Leases is initially set at a fixed amount. Thereafter, generally with respect to the Leases for the Initial Golf Courses, minimum rent is increased each

                        NATIONAL GOLF PROPERTIES, INC.

year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index ("CPI") (the "Base Rent Escalation"). For these Leases, generally percentage rent is paid to the Company each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount plus 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. "Course Revenue" is generally defined in the Leases to include all revenue received from the operation of the applicable golf course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. "Other Revenue" is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. AGC has options to extend the term of each lease for one to three five-year terms. Generally, for the Leases entered into subsequent to the Offering, the rent is based upon the greater of
(a) the minimum base rent or (b) a specified percentage of Course Revenue and Other Revenue. The minimum base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. Percentage rent income for the years ended December 31, 2000, 1999 and 1998 was approximately $8,340,000, $8,453,000 and $6,691,000, respectively.

  For the leases of the Acquired Cobblestone Courses, the base rent generates an initial return on the Operating Partnership's investment of 8.75% and will step-up on a sequential basis each year to 9.25%, 9.75%, 10.25%, 10.75%, 11.25%, and finally to 11.75% in 2005. GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be straight-lined. For the years ended December 31, 2000 and 1999, the straight-lining of rent resulted in additional rent revenue of approximately $3,530,000 and $3,391,000, respectively.

(12) Stock Options and Awards

  The Company has established the 1993 Stock Incentive Plan (the "1993 Plan") and the 1997 Equity Participation Plan (the "1997 Plan"), under which executive officers and other key employees of the Company and AGC may be granted stock options or restricted stock. Restricted stock is subject to restrictions determined by the Company's Compensation Committee. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the 1993 Plan and 1997 Plan, for the Company's executive officers. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest 20% per year over a five year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the five year vesting period. Such expense amounted to approximately $1,536,000, $1,533,000 and $1,560,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

                        NATIONAL GOLF PROPERTIES, INC.

  Stock options vest at 25% per year over four years and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1993 Plan for the years ended December 31, 2000, 1999 and 1998:

                            Number of Shares-   Number of      Weighted Average
                            Restricted Stock  Shares-Options Option Exercise Price
                            ----------------- -------------- ---------------------
   Outstanding at December
    31, 1997...............      140,000         395,125            $20.57
     Vested................      (66,500)            --                --
     Cancelled.............          --           (1,600)            20.38
     Exercised.............          --          (59,550)            20.34
                                 -------         -------            ------
   Outstanding at December
    31, 1998...............       73,500         333,975            $20.61
     Vested................      (23,500)            --                --
     Exercised.............          --          (32,300)            20.38
                                 -------         -------            ------
   Outstanding at December
    31, 1999...............       50,000         301,675            $20.63
     Vested................      (20,000)            --                --
     Cancelled.............          --          (24,350)            20.38
     Forfeited.............       (4,000)            --                --
                                 -------         -------            ------
   Outstanding at December
    31, 2000...............       26,000         277,325            $20.66
                                 =======         =======            ======

                                                   Number
                                                     of      Weighted Average
                                                   Shares  Option Exercise Price
                                                   ------- ---------------------
   Options exercisable at:
     December 31, 2000 ........................... 277,325        $20.66
     December 31, 1999 ........................... 296,675        $20.11
     December 31, 1998 ........................... 323,975        $20.45

  The range of exercise prices for the options outstanding at December 31, 2000 under the 1993 Plan is $18.50 through $25.875 with a weighted average remaining contractual life of 2.9 years. The range of exercise prices for options exercisable at December 31, 2000 is $18.50 through $25.875 with a weighted average remaining contractual life of 2.9 years.

  As of December 31, 2000, a total of 807,925 additional shares remain unissued under the 1993 Plan. There were 1,600,000 shares originally reserved for issuance under the 1993 Plan. When the 1997 Plan was established, the 1993 Plan was terminated regarding future grants of restricted stock and stock options.

                        NATIONAL GOLF PROPERTIES, INC.

  The following table summarizes the restricted stock and stock option transactions pursuant to the 1997 Plan for the years ended December 31, 2000, 1999 and 1998:

                            Number of Shares-   Number of      Weighted Average
                            Restricted Stock  Shares-Options Option Exercise Price
                            ----------------- -------------- ---------------------
   Outstanding at December
    31, 1997...............          --           22,500            $30.06
   Granted.................       50,000          50,000             30.31
                                 -------         -------            ------
   Outstanding at December
    31, 1998...............       50,000          72,500            $30.23
   Granted.................       95,000          80,000             27.42
   Vested..................      (10,000)            --                --
                                 -------         -------            ------
   Outstanding at December
    31, 1999...............      135,000         152,500            $28.76
   Granted.................       40,000          55,000             21.00
   Vested..................      (29,000)            --                --
   Cancelled...............          --          (20,000)            27.42
   Forfeited...............      (16,000)            --                --
                                 -------         -------            ------
   Outstanding at December
    31, 2000...............      130,000         187,500            $23.02
                                 =======         =======            ======

                                                  Number     Weighted Average
                                                 of Shares Option Exercise Price
                                                 --------- ---------------------
   Options exercisable at:
     December 31, 2000..........................  56,875          $29.47
     December 31, 1999..........................  23,750          $30.19
     December 31, 1998..........................   5,625          $30.06

  The range of exercise prices for the options outstanding at December 31, 2000 under the 1997 Plan is $21.00 through $30.31 with a weighted average remaining contractual life of 7.9 years. The range of exercise prices for options exercisable at December 31, 2000 is $27.42 through $30.31 with a remaining contractual life of 7.2 years.

  As of December 31, 2000, a total of 433,500 additional shares remain reserved for issuance under the 1997 Plan. There were 800,000 shares originally reserved for issuance under the 1997 Plan.

                        NATIONAL GOLF PROPERTIES, INC.

  The Company also has adopted the 1995 Independent Director Equity Participation Plan, pursuant to which directors of the Company may be granted stock options and restricted stock. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest at the earlier of (i) the fifth anniversary of the date of grant or (ii) the directors' normal retirement at or after age 65. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Stock options vest on the first anniversary of the date on which the option was granted and are exercisable at the market value on the date of grant. The options' maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1995 Independent Director Equity Participation Plan for the years ended December 31, 2000, 1999 and 1998:

                            Number of Shares-   Number of     Weighted Average
                            Restricted Stock  Share-Options Option Exercise Price
                            ----------------- ------------- ---------------------
   Outstanding at December
    31, 1997...............       14,000         32,000            $25.44
   Granted.................        2,000          8,000             27.25
                                 -------         ------            ------
   Outstanding at December
    31, 1998...............       16,000         40,000            $25.80
   Granted.................        2,000          8,000             21.25
                                 -------         ------            ------
   Outstanding at December
    31, 1999...............       18,000         48,000            $25.04
   Granted.................        2,000          8,000            $19.63
   Vested..................      (10,000)           --                --
                                 -------         ------            ------
   Outstanding at December
    31, 2000...............       10,000         56,000            $24.27
                                 =======         ======            ======

                                                  Number     Weighted Average
                                                 of Shares Option Exercise Price
                                                 --------- ---------------------
   Options exercisable at:
     December 31, 2000..........................  48,000          $25.04
     December 31, 1999..........................  40,000          $25.80
     December 31, 1998..........................  32,000          $25.44

  The range of exercise prices for the options outstanding at December 31, 2000 under the 1995 Independent Director Equity Participation Plan is $19.63 through $31.50 with a weighted average remaining contractual life of 6.9 years. The range of exercise prices for options exercisable at December 31, 2000 is $19.75 through $31.50 with a weighted average remaining contractual life of 6.5 years.

  As of December 31, 2000, a total of 72,000 shares remain reserved for issuance under the 1995 Independent Director Equity Participation Plan. There were 148,000 shares originally reserved for issuance under the 1995 Independent Director Equity Participation Plan.

                        NATIONAL GOLF PROPERTIES, INC.

  The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000, 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net income, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          For the year ended
                                                             December 31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                         (In thousands, except
                                                            per share data)
   Net income, as reported............................. $19,430 $17,260 $16,642
   Net income, pro forma............................... $19,313 $16,953 $16,479
   Basic earnings per share, as reported............... $  1.52 $  1.41 $  1.33
   Basic earnings per share, pro forma................. $  1.51 $  1.38 $  1.32
   Diluted earnings per share, as reported............. $  1.48 $  1.37 $  1.32
   Diluted earnings per share, pro forma............... $  1.48 $  1.35 $  1.31

  The weighted average fair value of options granted during 2000, 1999 and 1998 are $1.79, $2.59 and $3.61, respectively. The fair value of each option grant issued in 2000, 1999 and 1998 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 8.24% in 2000, 8.52% in 1999 and 5.92% in 1998, (b) expected volatility of the Company's stock of 22.12% in 2000, 21.2% in 1999 and 20.63% in 1998, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options' expected time to exercise, and (d) expected option lives of four years for options granted in 2000, 1999 and 1998, respectively.

(13) 401(k) Plan

  The Company established a qualified retirement plan designed to qualify under Section 401(k) of the Code (the "401(k) Plan"). The 401(k) Plan allows participants to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Matching contributions may be made in amounts and at times determined by the Company. The 401(k) Plan provides for matching contributions by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of three percent of the participant's salary per year. Participants received credit for employment with the predecessors of the Company and affiliates. Amounts contributed by the Company for a participant will vest over five years. Employees of the Company will be eligible to participate in the 401(k) Plan if they meet certain requirements concerning minimum age and period of credited service.

  For the years ended December 31, 2000, 1999 and 1998 the Company's contributions to the 401(k) Plan were approximately $19,000, $20,000 and $21,000, respectively.

(14) Deferred Compensation Plan

  The Company has a deferred compensation arrangement whereby vested restricted shares of the Company's stock are placed in a "Rabbi Trust." The executive will not be taxed on the stock until taking possession at the end of the deferred period. At the end of the deferral period, the deferred compensation liability will be settled in stock or cash by having the trust sell the stock in the open market. In accordance with EITF 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested," the Company has consolidated the net assets of the trust into its financial statements. In accordance with EITF 97-14, changes in the share price of the Company's stock falling outside of the transition differential

                        NATIONAL GOLF PROPERTIES, INC.

will be recognized as either an increase or decrease in expense. During the years ended December 31, 2000 and 1999, respectively, the Company recognized a decrease in expense of approximately $58,000 and $549,000, before minority interest adjustment of approximately $22,000 and $242,000, due to a decrease in the Company's stock price. Additionally, the Company recognized a reduction in additional paid in capital of approximately $3 million before minority interest adjustment of approximately $1.1 million related to the transition adjustment in 1999. In addition, key executives of the Company may elect to defer receiving up to 100% of their compensation in any one year until a later year.

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

(16) Statement of Cash Flows--Supplemental Disclosures

  Non-cash transactions for the year ended December 31, 2000 include a limited partner's exchange on March 14, 2000, of all of its 1,250,000 Common Units for 1,250,000 shares of Common Stock. Additionally, on December 28, 2000, the fee interest in El Camino Country Club was transferred to the Company in satisfaction of the El Camino Mortgage entered into in March 1999 as part of the acquisition of the Acquired Cobblestone Courses.

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

                         NATIONAL GOLF PROPERTIES, INC.

  The following table sets forth certain condensed financial information concerning AGC:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
                                                               (In thousands)
   Current assets............................................ $ 93,851 $ 99,292
   Non-current assets........................................  179,140  179,566
                                                              -------- --------
   Total assets.............................................. $272,991 $278,858
                                                              ======== ========
   Total current liabilities................................. $119,739 $102,701
   Total long-term liabilities...............................  136,910  161,204
   Minority interest.........................................      158      760
   Total shareholders' equity................................   16,184   14,193
                                                              -------- --------
   Total liabilities and shareholders' equity................ $272,991 $278,858
                                                              ======== ========

                                                          For the year ended
                                                             December 31,
                                                      --------------------------
                                                        2000     1999     1998
                                                      -------- -------- --------
                                                            (In thousands)
   Total revenues.................................... $746,348 $697,575 $575,853
                                                      -------- -------- --------
   Net income........................................ $  2,133 $  8,656 $  4,746
                                                      ======== ======== ========

(18) Quarterly Financial Information (Unaudited)

  Summarized quarterly financial data for the Company for the years ended December 31, 2000 and 1999 is as follows (in thousands, except per share amounts):

                                                    Quarter ended
                                      -----------------------------------------
   Fiscal 2000                        March 31 June 30 September 30 December 31
   -----------                        -------- ------- ------------ -----------
   Revenues.......................... $27,982  $27,523   $31,252      $37,259
   Operating income.................. $15,678  $16,387   $20,208      $25,983
   Net income........................ $ 2,192  $ 2,618   $ 5,265      $ 9,355
   Basic earnings per share ......... $  0.18  $  0.20   $  0.40      $  0.74
   Diluted earnings per share........ $  0.18  $  0.19   $  0.39      $  0.72

                                                    Quarter ended
                                      -----------------------------------------
   Fiscal 1999                        March 31 June 30 September 30 December 31
   -----------                        -------- ------- ------------ -----------
   Revenues.......................... $20,612  $26,224   $27,701      $35,789
   Operating income.................. $11,883  $15,432   $17,158      $24,522
   Net income........................ $ 2,914  $ 1,541   $ 3,735      $ 9,070
   Basic earnings per share.......... $  0.23  $  0.12   $  0.30      $  0.75
   Diluted earnings per share........ $  0.23  $  0.12   $  0.30      $  0.73

                        NATIONAL GOLF PROPERTIES, INC.

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

                                                                For the year
                                                               ended December
                                                                     31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
   Revenues from rental property............................. $118,185 $107,888
   Net income................................................ $ 19,283 $ 16,855
   Basic earnings per share.................................. $   1.51 $   1.38
   Diluted earnings per share................................ $   1.47 $   1.34

  The pro forma financial information includes the following adjustments: (i) an increase in depreciation and amortization expense; (ii) an increase in interest expense; and (iii) a decrease in income applicable to minority interest.

(20)  Subsequent Events

  Between December 31, 2000 and March 6, 2001, the Company entered into agreements to purchase one golf course and sell one Golf Course.

  On January 12, 2001, the Company declared a quarterly distribution for the fourth quarter of 2000 of $0.46 per share to stockholders of record on January 31, 2001, which was paid on February 15, 2001.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Incorporated by reference to the sections entitled (i) "Nominees for Election as Director"; (ii) "Directors Continuing in Office"; and (iii) "Executive Officers" contained in the Company's Proxy Statement to be filed pursuant to Regulation 14A.

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

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                        Page No.
                                                                        --------
 (a) 1. Financial Statements

        Report of Independent Accountants.............................     22

        Consolidated Balance Sheets of National Golf Properties, Inc.
         as of December 31, 2000 and 1999.............................     23

        Consolidated Statements of Operations of National Golf
         Properties, Inc. for the years ended December 31, 2000, 1999
         and 1998.....................................................     24

        Consolidated Statements of Stockholders' Equity of National
         Golf Properties, Inc. for the years ended December 31, 2000,
         1999 and 1998................................................     25

        Consolidated Statements of Cash Flows of National Golf
         Properties, Inc. for the years ended December 31, 2000, 1999
         and 1998.....................................................     26

        Notes to Consolidated Financial Statements....................     27

     2. Financial Statement Schedules

        Schedule III--Real Estate and Accumulated Depreciation........     47

                                                                    SCHEDULE III

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 2000
                                 (In thousands)

                                  Initial Cost                    Gross Amount at Which
                                   to Company         Cost     Carried at Close of Period
                               ------------------- Capitalized ---------------------------
                                                   Subsequent          Total Cost
                                      Buildings &      To             Buildings &          Accumulated     Date       Date
Description       Encumbrances  Land  Improvements Acquisition  Land  Improvements  Total  Depreciation Constructed Acquired
-----------       ------------  ----  ------------ ----------- ------ ------------ ------- ------------ ----------- --------
DAILY FEE
COURSES:
Canoa Hills,
Green Valley,
AZ..............     $  --     $  126   $ 3,727      $  --     $  126   $ 3,727    $ 3,853    $  138       1984       2000
Continental,
Scottsdale, AZ..        --         64       881          12        66       891        957       582       1974       1986
Los Coyote
Lakes, Surprise,
AZ..............        --        215     3,766          30       215     3,796      4,011       265       1993       1999
Desert Lakes,
Fort Mojave,
AZ..............        --        163     3,102          53       163     3,155      3,318     1,050       1990       1993
El Caro,
Phoenix, AZ.....        --         61       553          13        63       564        627       563       1975       1983
The Foothills,
Phoenix, AZ.....        --        648     9,318         776       648    10,094     10,742       980       1988       1999
Kokopelli,
Gilbert, AZ.....        --      1,177     4,261         170     1,177     4,431      5,608     1,604       1993       1994
The Lakes at
Ahwatukee,
Phoenix, AZ.....        --        296     4,468          46       296     4,514      4,810       437       1970's     1999
Legend at
Arrowhead,
Glendale, AZ....        --        502     3,408       1,664       503     5,071      5,574     1,576       1986       1992
London Bridge,
Lake Havasu
City, AZ........        --        301     1,699          24       305     1,719      2,024       923       1968       1986
Stonecreek,
Phoenix, AZ.....        --      1,197     8,250         500     1,197     8,750      9,947     1,859       1983       1997
Superstition
Springs, Mesa,
AZ..............        --        698     3,771          32       702     3,799      4,501     1,761       1986       1992
Villa De Paz,
Phoenix, AZ.....        --        186       397          18       188       413        601       375       1974       1981
BlackLake,
Nipomo, CA......        --      1,744     9,299          20     1,747     9,316     11,063     2,022       1965       1996
Camarillo
Springs,
Camarillo, CA...        --        141     2,880         710       143     3,588      3,731     2,097       1972       1984
Carmel Mountain,
San Diego, CA...        --      1,669     5,865         757     1,669     6,622      8,291     1,693       1986       1995
Casta del Sol,
Mission Viejo,
CA..............        --      3,488     4,666       1,178     3,488     5,844      9,332       282       1972       1999
Lomas Santa Fe
Exec., Solana
Beach, CA.......        --        175       575          20       177       593        770       550       1974       1982
Eagle Crest,
Escondido, CA...        --      1,418     8,526          21     1,418     8,547      9,965       902       1993       1999
Mesquite, Palm
Springs, CA.....        --      1,057     5,140         225     1,061     5,361      6,422     1,699       1985       1993
Rancho San
Joaquin, Irvine,
CA..............        --        871     8,375       2,412       873    10,785     11,658     4,026       1962       1992
San Geronimo,
San Geronimo,
CA..............        --        846     5,426         454       847     5,879      6,726     1,192       1964       1996
Seascape, Aptos,
CA..............        --        901     3,491       1,701       904     5,189      6,093     1,468       1926       1986
Summitpointe,
Milpitas, CA....        --      2,315     4,813       1,000     2,315     5,813      8,128     1,865       1977       1994
Upland Hills,
Upland, CA......        --      1,835     6,312         (50)    1,796     6,301      8,097     1,737       1982       1995
Vineyard at
Escondido,
Escondido, CA...      5,184       --      9,530         --        --      9,530      9,530       982       1993       1999
Vista Valencia,
Valencia, CA....        --        652     5,369         663       657     6,027      6,684     3,418       1963       1987
Arrowhead,
Littleton, CO...        --        302     3,245       1,950       304     5,193      5,497     1,647       1972       1988
Eagle,
Broomfield, CO..        --        400     2,425          28       404     2,449      2,853     1,726       1961       1988
Arrowhead,
Davie, FL.......        --        601     2,190          20       604     2,207      2,811       980       1967       1993
Baymeadows,
Jacksonville,
FL..............        --        226     4,337         349       226     4,686      4,912       930       1968       1997
Sabal Palm,
Tamarac, FL.....        --        441     3,357          20       444     3,374      3,818     2,096       1967       1990
Summerfield
Crossing, Tampa,
FL..............        --        105     2,508         213       105     2,721      2,826       606       1987       1996
Bradshaw Farm,
Woodstock, GA...        --        238     6,365         127       238     6,492      6,730     1,214       1995       1997
Goshen
Plantation,
Augusta, GA.....        --        195     3,042         256       196     3,297      3,493       982       1971       1994
River's Edge,
Fayetteville,
GA..............        --        250     4,069         154       143     4,330      4,473     1,329       1989       1994
Trophy Club of
Appalachee,
Dacula, GA......        --        300     7,687          93       300     7,780      8,080       762       1994       1999
Trophy Club of
Atlanta,
Alpharetta, GA..        --        499    10,203         105       499    10,308     10,807       970       1991       1999
Ruffled
Feathers,
Lemont, IL......        --        293     9,316         (18)      293     9,298      9,591     2,542       1992       1995
Tamarack,
Naperville, IL..        --        326     5,067         197       326     5,264      5,590     1,128       1989       1997
Deer Creek,
Overland Park,
KS..............        --        695     7,147         471       696     7,617      8,313     1,972       1989       1996
Dub's Dread,
Kansas City,
KS..............        --        135     2,997         355       135     3,352      3,487     1,104       1963       1994

                                                                    SCHEDULE III
                                                                     (Continued)

                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 2000
                                 (In thousands)

                                                        Initial Cost                         Gross Amount at Which
                                                         to Company                       Carried at Close of Period
                                                   ----------------------      Cost      -----------------------------
                                                                           Capitalized            Total Cost
                                                              Building &    Subsequent            Building &
Description                          Encumbrances    Land    Improvements to Acquisition  Land   Improvements  Total
-----------                          ------------  --------- ------------ -------------- ------- ------------ --------
DAILY FEE
COURSES:
Majestic Oaks,
Ham Lake, MN....                            --         1,713     10,194         1,479      1,713     11,673     13,386
Links at
Northfork,
Ramsey, MN......                            --           280      3,770            75        280      3,845      4,125
Woodland Creek,
Andover, MN.....                            --            86        473            41         87        513        600
Las Vegas National, Las Vegas, NV..         --           261      3,727         1,642        263      5,367      5,630
Painted Desert,
Las Vegas, NV...                            --         1,355      4,741           --       1,355      4,741      6,096
Wildhorse,
Henderson, NV...                            --         4,677      6,557         2,578      4,679      9,133     13,812
Beaver Brook,
Clinton, NJ.....                            --         1,184      6,999           289      1,184      7,288      8,472
Brigantine,
Brigantine, NJ..                            --           194      1,768         1,472        197      3,237      3,434
Rancocas,
Willingboro,
NJ..............                            --           239      1,816         1,206        241      3,020      3,261
Paradise Hills,
Albuquerque,
NM..............                            --           350      5,181           315        363      5,483      5,846
Carolina Shores,
Calabash, NC....                            --           588      5,903           192        590      6,093      6,683
Paw Creek,
Charlotte, NC...                            --            63      1,563         2,085        405      3,306      3,711
Bent Tree,
Columbus, OH....                            --           123      4,207           332        123      4,539      4,662
Fowler's Mill,
Chesterland,
OH..............                            --           346      1,760         1,380        349      3,137      3,486
Royal American Links, Harlem, OH..          --           146      3,981           192        146      4,173      4,319
Hershey South,
Hershey, PA.....                            --           150      1,995           424        150      2,419      2,569
Golden Oaks,
Fleetwood, PA...                            --           989      4,677           331      1,008      4,989      5,997
Colonial
Charters, Longs,
SC..............                            --           213      4,579             5        213      4,584      4,797
Port Royal,
Hilton Head
Island, SC......                         19,302(2)     6,289     15,190         4,247      6,289     19,437     25,726
Shipyard, Hilton
Head Island,
SC..............                            -- (2)     4,773      9,756         2,107      4,773     11,863     16,636
Stono Ferry,
Charleston, SC..                            --            44      1,582           118         57      1,687      1,744
Forrest
Crossing,
Nashville, TN...                            --           140      2,829           602        140      3,431      3,571
Bear Creek,
Houston, TX.....                            --           --       6,163           761        --       6,924      6,924
Trails, Frisco,
TX..............                            --         1,498      1,156         7,731      1,498      8,887     10,385
Longwood,
Houston, TX.....                            --         1,558      8,148           555      1,556      8,705     10,261
Pecan Valley,
San Antonio,
TX..............                            --           389      3,989         5,196        391      9,183      9,574
Ridgeview Ranch,
Plano, TX.......                            --           --      11,394             7        --      11,401     11,401
Riverchase,
Coppell, TX.....                            --           250      1,658         1,220        252      2,876      3,128
Riverside, Grand
Prairie, TX.....                            --           574      4,445           105        576      4,548      5,124
Southwyck,
Pearland, TX....                            --           672      3,492           275        673      3,766      4,439
Chesapeake,
Chesapeake, VA..                            --           321      3,490         1,086        321      4,576      4,897
Honey Bee,
Virginia Beach,
VA..............                            --           556      5,009           --         556      5,009      5,565
Kiskiack,
Williamsburg,
VA..............                            --            70      5,999           985         70      6,984      7,054
Reston National,
Reston, VA......                            --           996      4,584         1,149        999      5,730      6,729
Virginia Oaks,
Gainesville,
VA..............                            --         1,400      9,291         1,418      1,400     10,709     12,109
Capitol City,
Olympia, WA.....                            100          437      2,572           163        437      2,735      3,172
Classic,
Spanaway, WA....                            --           363      2,112           253        363      2,365      2,728
Lake Wilderness,
Maple Valley,
WA..............                            --           110      1,665           332        110      1,997      2,107
                                       --------    ---------   --------     ---------    -------   --------   --------
                                       $ 24,586    $  61,149   $388,307     $  61,283    $61,464   $439,040   $500,504
                                       --------    ---------   --------     ---------    -------   --------   --------
                                     Accumulated     Date       Date
Description                          Depreciation Constructed Acquired
-----------                          ------------ ----------- --------
DAILY FEE
COURSES:
Majestic Oaks,
Ham Lake, MN....                          1,608      1972       1998
Links at
Northfork,
Ramsey, MN......                          1,189      1992       1994
Woodland Creek,
Andover, MN.....                             66      1989       1998
Las Vegas National, Las Vegas, NV..       3,744      1961       1982
Painted Desert,
Las Vegas, NV...                          1,036      1987       1996
Wildhorse,
Henderson, NV...                          2,430      1959       1994
Beaver Brook,
Clinton, NJ.....                            734      1964       1999
Brigantine,
Brigantine, NJ..                          1,541      1926       1989
Rancocas,
Willingboro,
NJ..............                          1,426      1963       1989
Paradise Hills,
Albuquerque,
NM..............                          1,271      1963       1996
Carolina Shores,
Calabash, NC....                          3,186      1974       1986
Paw Creek,
Charlotte, NC...                            388      1971       1996
Bent Tree,
Columbus, OH....                            990      1988       1996
Fowler's Mill,
Chesterland,
OH..............                          1,355      1972       1986
Royal American Links, Harlem, OH..          251      1992       1999
Hershey South,
Hershey, PA.....                            767      1927       1994
Golden Oaks,
Fleetwood, PA...                          1,335      1994       1996
Colonial
Charters, Longs,
SC..............                            988      1989       1996
Port Royal,
Hilton Head
Island, SC......                          5,360      1985       1994
Shipyard, Hilton
Head Island,
SC..............                          3,386      1969       1994
Stono Ferry,
Charleston, SC..                            374      1989       1996
Forrest
Crossing,
Nashville, TN...                            693      1988       1996
Bear Creek,
Houston, TX.....                          4,829      1966       1985
Trails, Frisco,
TX..............                            --       2000       1999
Longwood,
Houston, TX.....                          1,729      1995       1997
Pecan Valley,
San Antonio,
TX..............                          2,163      1962       1990
Ridgeview Ranch,
Plano, TX.......                          1,125      1996       1999
Riverchase,
Coppell, TX.....                          1,486      1987       1988
Riverside, Grand
Prairie, TX.....                          1,842      1986       1990
Southwyck,
Pearland, TX....                          1,285      1988       1993
Chesapeake,
Chesapeake, VA..                          1,044      1984       1996
Honey Bee,
Virginia Beach,
VA..............                          1,601      1987       1995
Kiskiack,
Williamsburg,
VA..............                            651      1997       1999
Reston National,
Reston, VA......                          1,902      1968       1993
Virginia Oaks,
Gainesville,
VA..............                            930      1994       1999
Capitol City,
Olympia, WA.....                            871      1961       1994
Classic,
Spanaway, WA....                            244      1991       1999
Lake Wilderness,
Maple Valley,
WA..............                            622      1974       1994
                                     ------------
                                       $112,476
                                     ------------

                                                                    SCHEDULE III
                                                                     (Continued)
                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 2000
                                 (In thousands)

                                 Initial Cost to                       Gross Amount at Which
                                     Company                        Carried at Close of Period
                               --------------------      Cost      -----------------------------
                                                     Capitalized            Total Cost
                                       Buildings &    Subsequent           Buildings &           Accumulated     Date       Date
Description       Encumbrances  Land   Improvements To Acquisition  Land   Improvements  Total   Depreciation Constructed Acquired
-----------       ------------ ------- ------------ -------------- ------- ------------ -------- ------------ ----------- --------
PRIVATE COUNTRY
CLUBS:
Ahwatukee,
Phoenix, AZ.....    $    --    $   605   $  9,940     $     173    $   605   $ 10,113   $ 10,718   $   942       1973       1999
Ancala,
Scottsdale, AZ..         --        207      8,319           --         207      8,319      8,526     1,530       1990       1996
Arrowhead,
Glendale, AZ....         --        185      5,816         1,350        185      7,166      7,351     1,108       1986       1996
Red Mountain
Ranch, Mesa,
AZ..............         --        650      9,581           171        650      9,752     10,402       886       1986       1999
Tatum Ranch,
Cave Creek, AZ..         --      1,000      3,972         2,889      1,002      6,859      7,861     1,964       1986       1992
Canyon Oaks,
Chico, CA.......         --        309      2,172         2,350        309      4,522      4,831     1,044       1987       1994
El Camino,
Oceanside, CA...         --        800      5,430           --         800      5,430      6,230        12       1959       2000
Escondido,
Escondido, CA...         --        114      2,382           587        116      2,967      3,083     1,725       1962       1983
Monterey, Palm
Desert, CA......         --      1,294      6,584           311      1,294      6,895      8,189     2,080       1978       1995
Oakhurst,
Clayton, CA.....         --      1,596      8,069         2,166      1,644     10,187     11,831     1,522       1997       1997
Palm Valley,
Palm Desert,
CA..............         --      1,750     13,769           447      1,750     14,216     15,966     3,658       1985       1995
SeaCliff,
Huntington
Beach, CA.......         --      2,430      7,602           762      2,451      8,343     10,794     1,625       1975       1996
Spanish Hills,
Camarillo, CA...         --      2,975     14,076           515      3,024     14,542     17,566     2,445       1993       1997
Sunset Hills,
Thousand Oaks,
CA..............         --        302      1,378            18        304      1,394      1,698     1,254       1966       1975
Wood Ranch, Simi
Valley, CA......         --        481      9,111         1,235        481     10,346     10,827     2,782       1984       1995
Heather Ridge,
Aurora, CO......         --        992      1,500           715        995      2,212      3,207     1,284       1970       1990
Pinery, Denver,
CO..............         --        174      5,380           542        174      5,922      6,096     1,334       1972       1996
Brookstone,
Acworth, GA.....         --        557      2,608           410        559      3,016      3,575     1,235       1987       1993
The Plantation,
Boise, ID.......         --         87      2,562           221         87      2,783      2,870       607       1920       1996
Eagle Brook,
Geneva, IL......         --        701      9,739           291        701     10,030     10,731     1,846       1992       1997
Mission Hills,
Northbrook, IL..         --        400      3,600           531        402      4,129      4,531     2,600       1980       1988
Highlands Golf,
Hutchinson, KS..         --         40        576           252         40        828        868       182       1972       1996
Tallgrass,
Wichita, KS.....         --         43      2,409           255         43      2,664      2,707       599       1980       1996
Hunt Valley,
Phoenix, MD.....         --        515      1,662         1,208        517      2,868      3,385     1,541       1972       1983
Tanoan,
Albuquerque,
NM..............         --         12      3,241            20         14      3,259      3,273     2,711       1978       1982
Brandywine,
Maumee, OH......         --        814      2,861            82        816      2,941      3,757     1,356       1967       1991
Ivy Hills,
Cincinnati, OH..         --         30      1,776           256         30      2,032      2,062       278       1992       1998
Oakhurst, Grove
City, OH........         --        344      1,776         1,156        346      2,930      3,276     1,241       1959       1980
Royal Oak,
Cincinnati, OH..         --        175        822         2,127        178      2,946      3,124       565       1963       1985
Meadowbrook,
Tulsa, OK.......         --         89      3,236         1,537         89      4,773      4,862       886    mid 1950's    1996
The Trails,
Norman, OK......         --         42      2,361           261        163      2,501      2,664       641       1982       1996
Creekside,
Salem, OR.......         --        128      3,456         2,507        128      5,963      6,091     1,562       1993       1995

                                                                    SCHEDULE III
                                                                     (Continued)
                         NATIONAL GOLF PROPERTIES, INC.

                  REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

                               December 31, 2000
                                 (In thousands)

                                    Initial Cost to                       Gross Amount at Which
                                        Company                        Carried at Close of Period
                                  --------------------      Cost      -----------------------------
                                                        Capitalized            Total Cost
                                          Buildings &    Subsequent           Buildings &           Accumulated     Date
Description          Encumbrances  Land   Improvements To Acquisition  Land   Improvements  Total   Depreciation Constructed
-----------          ------------ ------- ------------ -------------- ------- ------------ -------- ------------ -----------
PRIVATE COUNTRY
CLUBS:
Oregon Golf,
West Linn, OR...           --         433     10,230           534        435     10,762     11,197      2,667      1992
Hershey,
Hershey, PA.....           --       1,624      6,400         1,332      1,624      7,732      9,356      2,558      1915
Oyster Reef,
Hilton Head
Island, SC......           --         668      7,048           --         668      7,048      7,716        314      1983
Gettysvue,
Knoxville, TN...         3,750        753      5,550           495        753      6,045      6,798        946      1995
Berry Creek,
Georgetown, TX..           --         204      4,876           350        204      5,226      5,430      1,230      1986
Diamond Oaks,
Fort Worth, TX..           --         132      3,577         2,203        132      5,780      5,912        998      1959
Eldorado,
McKinney, TX....           --         221      6,247         3,881        221     10,128     10,349      1,298      1981
Great Southwest,
Grand Prairie, TX..        --         442      7,825           608        442      8,433      8,875      1,794      1964
Los Rios, Plano,
TX..............           --         279      6,587           132        279      6,719      6,998        639      1971
Oakridge,
Garland, TX.....           --          87      3,439           996         87      4,435      4,522        854      1982
Pecan Grove
Plantation,
Richmond, TX....           --         380     11,725           396        380     12,121     12,501      1,134      1980
Sweetwater,
Sugarland, TX...           --         207     11,783         2,629        207     14,412     14,619      3,632      1983
Sonterra, San
Antonio, TX.....           --       2,686     25,867         1,892      2,686     27,759     30,445      3,428      1978
Thorntree,
DeSoto, TX......           --         300      9,822           482        300     10,304     10,604      1,025      1983
Walden, Humble,
TX..............           --         178      3,425           698        180      4,121      4,301        826      1984
Willow Fork,
Katy, TX........           --          44      2,742           318         44      3,060      3,104        606      1990
Woodhaven, Fort
Worth, TX.......           --          43      2,022           670         43      2,692      2,735        576      1972
Brandermill,
Midlothian, VA..           --         450      8,329           355        450      8,684      9,134        794      1978
Bear Creek,
Woodinville,
WA..............           --         705      4,823           310        711      5,127      5,838      2,272      1983
                       -------    -------   --------      --------    -------   --------   --------   --------
                       $ 3,750    $29,677   $300,083      $ 43,626    $29,950   $343,436   $373,386   $ 72,636
                       -------    -------   --------      --------    -------   --------   --------   --------
Total Courses...       $28,336    $90,826   $680,321      $102,743    $91,414   $782,476   $873,890   $185,112
                       =======    =======   ========      ========    =======   ========   ========   ========
                       Date
Description          Acquired
-----------          --------
PRIVATE COUNTRY
CLUBS:
Oregon Golf,
West Linn, OR...       1995
Hershey,
Hershey, PA.....       1994
Oyster Reef,
Hilton Head
Island, SC......       2000
Gettysvue,
Knoxville, TN...       1997
Berry Creek,
Georgetown, TX..       1995
Diamond Oaks,
Fort Worth, TX..       1996
Eldorado,
McKinney, TX....       1996
Great Southwest,
Grand Prairie, TX..    1996
Los Rios, Plano,
TX..............       1999
Oakridge,
Garland, TX.....       1996
Pecan Grove
Plantation,
Richmond, TX....       1999
Sweetwater,
Sugarland, TX...       1996
Sonterra, San
Antonio, TX.....       1998
Thorntree,
DeSoto, TX......       1999
Walden, Humble,
TX..............       1996
Willow Fork,
Katy, TX........       1996
Woodhaven, Fort
Worth, TX.......       1996
Brandermill,
Midlothian, VA..       1999
Bear Creek,
Woodinville,
WA..............       1993
Total Courses...

----
(1) Corporate assets are not included within the amounts.

(2) Combined encumbrance for Port Royal and Shipyard golf courses.

                                                                   SCHEDULE III
                                                                    (Continued)
                        NATIONAL GOLF PROPERTIES, INC.

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 2000
                                (In thousands)

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

  The changes in total real estate assets and accumulated depreciation (excluding corporate assets and related accumulated depreciation) for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                    Total Real Estate Assets
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
     Balance, beginning of year................... $845,981  $662,387  $601,375
     Acquisitions.................................   17,185   167,449    43,181
     Improvements.................................   26,290    25,842    18,155
     Dispositions.................................  (15,566)   (9,697)     (324)
                                                   --------  --------  --------
     Balance, end of year......................... $873,890  $845,981  $662,387
                                                   ========  ========  ========
                                                    Accumulated Depreciation
                                                   ----------------------------
                                                     2000      1999      1998
                                                   --------  --------  --------
     Balance, beginning of year................... $152,647  $120,841  $ 94,678
     Depreciation for year........................   37,259    34,077    26,193
     Dispositions.................................   (4,794)   (2,271)      (29)
                                                   --------  --------  --------
     Balance, end of year......................... $185,112  $152,647  $120,842
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

   10.3 Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub's Dread, Kokopelli, Summitpointe,
         Lake Wilderness, Links at Northfork, Hershey, Hershey South, Canyon Oaks,
         Capitol City, Port Royal, Shipyard, Wildhorse, Goshen Plantation, River's
         Edge, Berry Creek, Carmel Mountain, Creekside, Honey Bee, Wood Ranch,
         Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf, Golden
         Oaks, Paradise Hills, Chesapeake, SeaCliff, Ancala, Arrowhead (AZ),
         BlackLake, Painted Desert, Pinery, Summerfield Crossing, The Plantation,
         Highlands, Tallgrass, Paw Creek, Bent Tree, Meadowbrook, The Trails (OK),
         The Links, Forrest Crossing, Diamond Oaks, Eldorado, Great Southwest,
         Oakridge, Willow Fork, Woodhaven, Walden, Deer Creek, Stonecreek, Tamarack,
         Baymeadows, Bradshaw Farm, Longwood, Eagle Brook, Gettysvue, Oakhurst, Ivy
         Hills, Majestic Oaks, Woodland Creek, Sonterra, Beaver Brook, Classic,
         Coyote Lakes, Casta del Sol, Royal American, Canoa Hills Golf Course and
         Oyster Reef Golf Club (incorporated by reference to Exhibit 10.3 to the
         Company's Annual Report on Form 10-K dated February 29, 1996)

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

    10.8  Director Designation Agreement, dated as of March 29, 1999 by and among David
           G. Price, National Golf Properties, Inc. and National Golf Operating
           Partnership, L.P. (incorporated by reference to Exhibit 10.8 to the
           Company's Annual Report on Form 10-K dated February 28, 2000)

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

   10.22 First Amendment to General Continuing Guaranty, dated as of August 31,
          1995 (incorporated by reference to Exhibit 10.18 to the Company's
          Report on Form 8-B dated December 29, 1995)

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

   21.1 List of Subsidiaries of National Golf Properties, Inc. (incorporated by reference to Exhibit 22.1 to the Company's Report on Form 8-B dated December 29, 1995)

   23.1(1) Consent of Independent Accountants


--------
 * Management contract or compensatory plan or arrangement.

(1)  Filed herewith.

                                                                        Page No.
                                                                        --------
 (b) Reports on Form 8-K filed during the Last Quarter

     None.

 (c) Additional Information Regarding American Golf Corporation and
      Subsidiaries

     Analysis of American Golf Corporation's Consolidated Financial
      Information.....................................................     58

     American Golf Corporation's Consolidated Financial Statements

     Report of Independent Accountants................................     60

     Consolidated Balance Sheets as of December 31, 2000 and 1999.....     61

     Consolidated Statements of Operations and Comprehensive Income
      for the years ended December 31, 2000, 1999 and 1998............     62

     Consolidated Statements of Shareholders' Equity for the years
      ended December 31, 2000, 1999 and 1998..........................     63

     Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998................................     64

     Notes to Consolidated Financial Statements.......................     65

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

  The discussion of the results of operations compares the year ended December 31, 2000 with the year ended December 31, 1999 and the year ended December 31, 1999 with the year ended December 31, 1998.

Results of Operations

 Comparison of the year ended December 31, 2000 to the year ended December 31, 1999.

  Total revenues from golf course operations and management agreements for AGC increased by $48.7 million, or 7%, to $746.3 million for the year ended December 31, 2000 as compared to $697.6 million for the year ended December 31, 1999. The increase in revenues is primarily attributable to a full twelve months of revenues in 2000 related to the acquisition of 23 leased courses on March 31, 1999 plus additional revenues related to a net increase of 16 other golf courses acquired throughout 1999 and 2000. Green fees for the year ended December 31, 2000, $252.8 million, increased by $9.8 million, or 4%, as compared to $243 million for the year ended December 31, 1999. Cart rental revenues for the year ended December 31, 2000, $78.2 million, increased by $2.5 million, or 3.3%, from $75.7 million for the year ended December 31, 1999. Member dues and initiation fees for the year ended December 31, 2000, $140.4 million, increased by $14.1 million, or 11.2%, from $126.3 million for the year ended December 31, 1999. Food and beverage revenues for the year ended December 31, 2000, $150 million, increased by $15.9 million, or 11.9%, from $134.1 million for the year ended December 31, 1999. Merchandise sales were $63.1 million, an increase of $4.8 million, or 8.2%, from $58.3 million for the year ended December 31, 1999. Other operating revenue, which includes range income, increased by $2.3 million, or 4.4%, to $54.8 million for the year ended December 31, 2000, from $52.5 million for the year ended December 31, 1999. Management fees revenue of $7.1 million decreased $.6 million, or 7.8%, for the year ended December 31, 2000, from $7.7 million for the year ended December 31, 1999.

  Total operating expenses increased by $58 million, or 8.5%, to $740.7 million for the year ended December 31, 2000 as compared to $682.7 million for the year ended December 31, 1999. Payroll and related expenses increased by $16.7 million, or 7%, to $256.9 million for the year ended December 31, 2000, from $240.2 million for the year ended December 31, 1999. Rent expense increased by $18.3 million, or 11.3%, to $179.7 million for the year ended December 31, 2000, from $161.4 million for the year ended December 31, 1999. General and administrative expenses increased by $8.4 million, or 16.1%, to $60.6 million for the year ended December 31, 2000 from $52.2 million for the year ended December 31, 1999. Other operating expenses increased by $10.5 million, or 9.1%, to $126.3 million for the year ended December 31, 2000 from $115.8 million for the year ended December 31, 1999. These expenses increased primarily due to the addition of the new courses noted above.

  Net income decreased by $6.6 million to $2.1 million for the year ended December 31, 2000, from $8.7 million for the year ended December 31, 1999. This decrease is principally a result of unfavorable weather conditions during 2000 as compared to 1999 in the northeastern portion of the United States, Texas and the United Kingdom.

 Comparison of the year ended December 31, 1999 to the year ended December 31, 1998.

  Total revenues from golf course operations and management agreements for AGC increased by $121.7 million, or 21.1%, to $697.6 million for the year ended December 31, 1999 as compared to $575.9 million for the year ended December 31, 1998. The increase in revenues was primarily attributable to the net increase of 35 new leased courses and one new course under a management agreement. Green fees for the year ended December 31, 1999, $243.0 million, increased by $38.8 million, or 19%, as compared to $204.2 million for the year ended December 31, 1998. Cart rental revenues for the year ended December 31, 1999, $75.7 million, increased by $10.1 million, or 15.4%, from $65.6 million for the year ended December 31, 1998. Member dues and initiation fees for the year ended December 31, 1999, $126.3 million, increased by $26.3 million, or 26.3%, from $100.0 million for the year ended December 31, 1998. Food and beverage revenues for the year ended December 31, 1999, $134.1 million, increased by $25.4 million, or 23.4%, from $108.7 million for the year ended December 31, 1998. Merchandise sales were $58.3 million, an increase of $7.5 million, or 14.8%, from $50.8 million for the year ended December 31, 1998. Other operating revenue, which includes range income, increased by $12.4 million, or 30.9%, to $52.5 million for the year ended December 31, 1999, from $40.1 million for the year ended December 31, 1998. Management fees revenue of $7.7 million increased $1.1 million, or 16.7%, for the year ended December 31, 1999, from $6.6 million for the year ended December 31, 1998.

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

Liquidity and Capital Resources

  On December 31, 1997, the Company entered into a $40 million revolving credit facility and a $13.5 million standby letter of credit facility with a commercial bank that bears interest at prime or a LIBOR based rate. Letters of credit issued under these credit facilities are charged a 1.5% annual letter of credit fee. On April 1, 2000, the Company amended its revolving credit facility. The amendment includes an increase in the amount available under the line of credit to $60 million, of which $10 million expired on July 31, 2000 and $50 million will expire on March 29, 2002. The amendment also includes the Company's guarantee of approximately $12 million of debt outstanding under the term loan and line of credit of an affiliate. The revolving credit facility is used to finance working capital requirements. At December 31, 2000, there was $5 million outstanding and $296,000 in standby letters of credit issued against the revolving credit facility. The $13.5 million standby letter of credit facility supported letters of credit issued in favor of National Golf Properties, Inc. ("NGP"), pursuant to the terms of the leases between NGP and AGC. As of March 31, 2000, NGP waived the Company's obligation to maintain the letter of credit. Under the terms of the credit facilities, the Company is also required to maintain specified financial ratios and levels of net worth.

  AGC believes it will be able to satisfy its liquidity requirements, including capital expenditures and rental payments due under its leases, with cash flow available from operations and borrowings. AGC has capital expenditure commitments related to acquiring and renewing leases. These commitments are typically satisfied over several years. The material capital commitments are clubhouse renovations, building and course improvements and irrigation systems. At December 31, 2000, AGC's capital expenditure commitment was approximately $689,000. The improvements will be funded from AGC's operating cash flow and from borrowings under the bank credit facilities.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
American Golf Corporation and Subsidiaries

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of American Golf Corporation and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
March 2, 2001

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $    341  $  3,536
  Accounts receivable--members (less allowance for doubtful
   accounts of $1,757 and $1,364 at December 31, 2000 and
   1999, respectively).....................................   27,138    24,940
  Other receivables........................................   13,183    36,735
  Receivables from affiliates, net.........................   27,146    13,502
  Inventories..............................................   19,122    17,259
  Prepaid expenses.........................................    6,921     3,320
                                                            --------  --------
      Total current assets.................................   93,851    99,292
Property, equipment and capital leases, net................  123,395   118,962
Leasehold rights...........................................   18,460    19,486
Deposits, licenses and other assets........................   10,965    12,579
Note receivable from shareholders..........................   26,320    28,539
                                                            --------  --------
      Total assets......................................... $272,991  $278,858
                                                            ========  ========

           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $ 17,479  $ 13,327
  Notes payable--current portion:
    Shareholders...........................................       39        36
    Capital leases.........................................    1,545     2,776
    Other..................................................    5,288     3,322
  Accrued expenses.........................................   39,891    43,610
  Other liabilities........................................   17,065    12,855
  Other deferred revenue...................................   19,469    10,996
  Deferred initiation fee revenue..........................   18,963    15,779
                                                            --------  --------
      Total current liabilities............................  119,739   102,701
  Notes payable--long-term portion:
    Shareholders...........................................      313       352
    Capital leases.........................................    1,141     2,860
    Other..................................................   53,359    86,646
  Accrued expenses.........................................   32,181    28,732
  Deferred initiation fee revenue..........................   49,916    42,614
                                                            --------  --------
      Total liabilities....................................  256,649   263,905
                                                            --------  --------
Minority interest..........................................      158       760
                                                            --------  --------
Shareholders' equity:
  Common stock--no par value; 10,000,000 shares authorized;
   6,280,917 and 6,312,617 shares issued and outstanding at
   December 31, 2000 and 1999, respectively................      --        390
  Retained earnings........................................   19,162    19,651
  Notes receivable from shareholders.......................   (2,564)   (5,576)
  Cumulative foreign currency translation adjustment.......     (414)     (272)
                                                            --------  --------
      Total shareholders' equity...........................   16,184    14,193
                                                            --------  --------
      Total liabilities and shareholders' equity........... $272,991  $278,858
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                 (In thousands)

                                                     For The Years Ended
                                                         December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues:
  Green fees..................................... $252,750  $242,998  $204,189
  Cart rentals...................................   78,152    75,711    65,594
  Member dues and initiation fees................  140,419   126,312    99,955
  Food and beverage sales........................  150,026   134,092   108,665
  Merchandise sales..............................   63,066    58,281    50,790
  Other revenue..................................   54,813    52,473    40,074
  Management fees................................    7,122     7,708     6,586
                                                  --------  --------  --------
    Total revenues...............................  746,348   697,575   575,853
                                                  --------  --------  --------
Costs & expenses:
  Payroll and related expenses...................  256,888   240,179   203,265
  Cost of food and beverage sold.................   46,192    41,573    34,240
  Cost of merchandise sold.......................   36,536    34,652    31,682
  General and administrative.....................   60,611    52,232    46,121
  Repairs and maintenance........................   19,644    21,888    14,748
  Other operating expenses.......................  126,333   115,843    99,998
  Rents..........................................  179,703   161,436   126,779
  Depreciation and amortization..................   14,818    14,858    10,914
                                                  --------  --------  --------
    Total costs & expenses.......................  740,725   682,661   567,747
                                                  --------  --------  --------
Operating income.................................    5,623    14,914     8,106
                                                  --------  --------  --------
Other income (expense):
  Interest income................................    6,155     4,765     4,506
  Interest expense...............................   (9,835)   (9,103)   (7,594)
                                                  --------  --------  --------
    Income before provision for state income
     taxes and minority interest.................    1,943    10,576     5,018
Provision for state income taxes.................      (41)   (1,245)     (270)
                                                  --------  --------  --------
    Income before minority interest..............    1,902     9,331     4,748
Minority interest in (income) loss...............      231      (675)       (2)
                                                  --------  --------  --------
    Net income...................................    2,133     8,656     4,746
Other comprehensive income, net of tax:
    Foreign currency translation adjustment......     (142)     (228)       19
                                                  --------  --------  --------
    Comprehensive income......................... $  1,991  $  8,428  $  4,765
                                                  ========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                       Cumulative
                                                                         Foreign
                          Common Stock               Notes Receivable   Currency       Total
                         ---------------  Retained         From        Translation Shareholders'
                         Shares  Amount   Earnings  Officers/Directors Adjustment     Equity
                         ------  -------  --------  ------------------ ----------- -------------
Balance, December 31,
 1997................... 6,438   $ 6,594  $28,066        $(6,591)         $ (63)     $ 28,006
  Net income............   --        --     4,746            --             --          4,746
  Dividends.............   --        --    (6,314)           --             --         (6,314)
  Issuance of shares for
   notes receivable.....    32     3,012      --          (3,012)           --            --
  Purchase of shares
   from shareholders....  (175)   (9,606)  (7,503)         4,027            --        (13,082)
  Foreign currency
   translation
   adjustment...........   --        --       --             --              19            19
                         -----   -------  -------        -------          -----      --------
Balance, December 31,
 1998................... 6,295       --    18,995         (5,576)           (44)       13,375
  Net income............   --        --     8,656            --             --          8,656
  Dividends.............   --        --    (8,000)           --             --         (8,000)
  Exercise of stock
   options..............    18       390      --             --             --            390
  Foreign currency
   translation
   adjustment...........   --        --       --             --            (228)         (228)
                         -----   -------  -------        -------          -----      --------
Balance, December 31,
 1999................... 6,313       390   19,651         (5,576)          (272)       14,193
  Net income............   --        --     2,133            --             --          2,133
  Purchase of shares
   from shareholders....   (32)     (390)  (2,622)         3,012            --            --
  Foreign currency
   translation
   adjustment...........   --        --       --             --            (142)         (142)
                         -----   -------  -------        -------          -----      --------
Balance, December 31,
 2000................... 6,281   $   --   $19,162        $(2,564)         $(414)     $ 16,184
                         =====   =======  =======        =======          =====      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                   AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      For The Years Ended
                                                         December 31,
                                                  -----------------------------
                                                    2000       1999      1998
                                                  ---------  --------  --------
Cash flows from operating activities:
  Net income....................................  $   2,133  $  8,656  $  4,746
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization...............     14,818    14,858    10,914
    Minority interest in income (loss)..........       (231)      675         2
    Increase (decrease) from changes in:
      Accounts receivable--members..............     (2,243)   (2,326)   (3,775)
      Other receivables.........................     23,510   (10,153)   (8,282)
      Receivable from affiliates, net...........    (13,082)   (1,679)   (1,858)
      Inventories...............................     (1,956)   (2,622)   (2,334)
      Prepaid expenses..........................     (3,684)    2,523    (2,153)
      Licenses, deposits and other assets.......      1,551    (2,395)    2,736
      Accounts payable..........................      4,529     2,304     5,181
      Accrued expenses..........................        162     8,210    (4,962)
      Other liabilities.........................      4,613     2,689    (1,723)
      Other deferred revenue....................      8,326      (316)    5,339
      Deferred initiation fee revenue...........     10,490     8,442     8,780
                                                  ---------  --------  --------
        Net cash provided by operating
         activities.............................     48,936    28,866    12,611
                                                  ---------  --------  --------
Cash flows from investing activities:
  Acquisition of property and equipment.........    (19,549)  (24,130)  (26,220)
  Acquisition of leasehold rights...............     (1,129)   (2,764)   (1,759)
  Proceeds from note receivable from
   shareholders.................................      2,219       461       --
                                                  ---------  --------  --------
        Net cash used in investing activities...    (18,459)  (26,433)  (27,979)
                                                  ---------  --------  --------
Cash flows from financing activities:
  Proceeds from notes payable
        Other...................................    109,657    78,386    65,500
        Capital leases..........................         27     2,213       --
  Payments on notes payable
        Shareholders............................        (36)      (34)      (31)
        Other...................................   (139,774)  (69,287)  (43,910)
        Capital leases..........................     (2,991)   (3,547)   (2,070)
  Purchase of shares from officers/directors....        --        --    (13,082)
  Exercise of stock options.....................        --        390       --
  Dividends paid................................        --     (8,000)   (6,314)
  Limited partner cash distributions............       (371)     (418)      --
                                                  ---------  --------  --------
        Net cash provided by (used in) financing
         activities.............................    (33,488)     (297)       93
        Effect of exchange rate changes on cash
         and cash equivalents...................       (184)      (53)      (10)
                                                  ---------  --------  --------
        Net increase (decrease) in cash and cash
         equivalents............................     (3,195)    2,083   (15,285)
Cash and cash equivalents, beginning of period..      3,536     1,453    16,738
                                                  ---------  --------  --------
Cash and cash equivalents, end of period........  $     341  $  3,536  $  1,453
                                                  =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Organization and Summary of Significant Accounting Policies:

 Organization

  The consolidated financial statements include the accounts of American Golf Corporation ("AGC" or "the Company"), a California subchapter S Corporation, and its majority-owned subsidiaries, American Golf of Atlanta ("Atlanta"), a Georgia general partnership, American Golf of Detroit ("Detroit"), a Michigan general partnership, American Golf (UK) Limited ("AG(UK)"), a United Kingdom limited liability company, CW Golf Partners ("CWP"), a California limited partnership, AGC-Park Hill Joint Venture ("Park Hill"), a Colorado general partnership, and American Golf Australia Pty Limited ("AG(AUS)"), an Australia limited liability company (collectively, the "Company"). AGC was formed in 1973 for the purpose of operating public and private golf and tennis facilities on leased premises. At both December 31, 2000 and 1999, 71% of the Company was owned by David G. Price and Dallas P. Price ("The Prices"). The following table lists AGC's majority-owned subsidiaries and selected information:

                                              AGC
   Entity                   Formation Date Ownership                      Purpose
   ------                   -------------- ---------                      -------
   Atlanta................. June 1986          65%   To operate four courses in Atlanta, Georgia.
   Detroit................. December 1990      80%   To operate four courses in Detroit, Michigan.
   AG(UK).................. August 1993        75%   To operate courses in the United Kingdom.
   CWP..................... September 1993     75%   To operate one course in Los Angeles, California.
   Park Hill............... December 1998      75%   To operate one course in Denver, Colorado.
   AG(AUS)................. July 2000         100%   To operate courses in Australia.

  The remaining 25% interest in AG(UK) is owned by European Golf Corporation, an affiliate of AGC.

  The term "affiliate", as used in these financial statements, refers to any entity in which The Prices have a controlling interest.

  At December 31, 2000, the Company leases 142 golf courses in which National Golf Properties, Inc. ("NGP") has an ownership or mortgage interest. David G. Price, Chairman of the Board of Directors of NGP, owns 2.7% of NGP's outstanding stock and 16.7% of the common units of National Golf Operating Partnership, L.P. ("NGOP"). Dallas P. Price owns 2.7% of NGP's outstanding stock and 14.2% of the common units of NGOP.

  On March 31,1999, Golf Acquisitions, LLC ("Golf Acquisitions"), a new limited liability company formed by a subsidiary of AGC and a subsidiary of ClubCorp International ("ClubCorp"), purchased the Meditrust Corporation ("Meditrust") subsidiaries comprising the "Cobblestone Golf Group" for approximately $391.3 million in cash and assumed debt. Upon the closing of the stock purchase, AGC and ClubCorp divided the Cobblestone portfolio of 48 golf courses with AGC allocated 24 owned, leased and managed golf courses. Concurrently with closing its purchase, the Company and Golf Acquisitions sold to NGP its interest in 20 of the golf courses. The Company entered into agreements to lease or sublease 18 of the Cobblestone courses from NGP.

  On February 14, 2000 the Company entered into a letter of intent with Book4golf.com Corporation ("Book4golf") to become the Company's exclusive internet tee-time provider. The letter of intent provided for the immediate payment of $400,000 and delivery of 150,000 common shares of Book4golf to the Company. On December 22, 2000 the Company entered into a stock agreement and a five year license and service agreement with Book4golf. The stock agreement provided for the immediate payment of $575,000 with an additional $1,250,000 due to the Company after 180 days. In addition, 2,500,000 shares of Book4golf were delivered with the signing of the stock agreement. The stock agreement represents consideration for the Company entering into the license and service agreement and makes Book4golf the Company's exclusive internet tee-time provider. The revenue from the stock agreement will be recognized on a straight-line basis over the life of the license and service agreement.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

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

  The initiation fee deposit liability accretes over 30 years using the interest method. The accretion is recorded to interest expense in the accompanying consolidated statements of operations and comprehensive income. At December 31, 2000, there are no initiation fee deposits that are contractually due and payable during the next five years.

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

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

 Impairment of Long-Lived and Intangible Assets

  The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. The Company periodically assesses whether there has been an impairment in the value of long-lived assets and certain identifiable intangibles by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flow from each golf course with the net carrying value for such golf course, including any related intangible asset. Management believes no impairment exists at December 31, 2000.

 Stock-Based Employee Compensation Awards

  The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," which involves proforma disclosure of net income under SFAS No. 123 and detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

  The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per account. At various times throughout the year and as of December 31, 2000, the Company had cash in financial institutions which was in excess of the FDIC insurance limit.

  Concentration of credit risk with respect to trade receivables, which consists primarily of membership dues and charges, is limited due to the large number of club members comprising the Company's customer base, and their dispersion across many different geographic areas. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts. As of December 31, 2000, the Company had no significant concentration of credit risk.

 Fair Value of Financial Instruments

  To meet the reporting requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company calculates the fair value of financial instruments and includes this additional

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES information in the notes to the consolidated financial statements when the fair value is materially different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Advertising

  The Company expenses advertising costs as incurred. Advertising costs for the years ended December 31, 2000, 1999 and 1998 were approximately $8,551,000, $7,667,000 and $7,375,000, respectively.

 Foreign Currency Translation

  The Company translates foreign currency financial statements by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the average exchange rate for the year. Translation gains and losses are recorded in shareholders' equity and comprehensive income. Realized gains and losses are included in operations.

 Accounting for Derivative Instruments and Hedging Activities

  SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, establishes accounting and reporting standards for derivatives and hedging activities. This Standard requires that all derivatives be recognized as assets or liabilities in the balance sheet and that these instruments be measured at fair value through adjustments to either other comprehensive income or to current earnings, depending on the purpose for which the derivative is held. This Standard, which is effective January 1, 2001, by the issuance of SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," significantly changes the accounting for hedge-related derivatives. The Company has not engaged in hedging activities or purchased derivative instruments; accordingly, the adoption of SFAS No. 133 will not have a material impact on the results of operations of the Company.

 Reclassifications

  Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the current year presentation and had no effect on the Company's finacial position or results of operations.

(2) Change in Accounting Policy:

  During 1998, based on a recent Securities and Exchange Commission pronouncement, the Company changed its accounting policy for member initiation fees to defer such revenues and recognize them on a straight-line basis over the expected average life of active membership. The Company previously recognized as revenue the difference between the amount of the fees and the net present value of the future obligation at the time of sale, unless for initiation fees paid either on terms or an installment basis uncertainty surrounding collectibility existed. In addition to the deferral of member initiation fees, the Company has deferred the related incremental direct costs (primarily commissions and percentage rent) and is recording such costs in the same manner as the

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES revenues are recognized. As noted below, this change in accounting policy resulted in a reduction to previously reported revenues and net income. The deferred member initiation fees and related incremental direct costs will be recognized in future periods over the expected average life of active membership. Accordingly, the accompanying consolidated financial statements have been retroactively adjusted to reflect this change for all periods presented. The impact of the restatement is summarized as follows:

                                                                       1998
                                                                  --------------
                                                                  (In thousands)
   Total revenue.................................................    $(10,422)
   Net income....................................................      (8,780)

  In addition, this change resulted in a decrease in retained earnings of $49,952,000 and $41,172,000 at December 31, 1998 and 1997, respectively.

(3) Receivables from Affiliates, net:

  The receivables from affiliates are uncollateralized and due within one year.

(4) Property, Equipment and Capital Leases:

  Property, equipment and capital leases consist of the following:

                                                  Estimated
                                                   Useful     December 31,
                                                    Lives   ------------------
                                                   (Years)    2000      1999
                                                  --------- --------  --------
                                                             (In thousands)
Golf course improvement..........................   10-20   $ 90,762  $ 80,782
Building.........................................   15-30     48,374    45,825
Furniture, fixtures, machinery and equipment.....    3-7      39,987    38,777
Equipment under capital leases...................    3-7      12,149    12,149
                                                            --------  --------
                                                             191,272   177,533
Less: accumulated depreciation...................            (77,576)  (65,498)
                                                            --------  --------
                                                             113,696   112,035
Construction-in-progress.........................              9,699     6,927
                                                            --------  --------
                                                            $123,395  $118,962
                                                            ========  ========

  Equipment under capital leases includes golf carts, turf and maintenance equipment, computers, and other office equipment.

  The Company capitalized approximately $566,000 of interest for the year ended December 31, 2000. No interest was capitalized for the years ended December 31, 1999 and 1998.

(5) Note Receivable from Shareholder:

  During 1996, the Company loaned $29,000,000 to The Prices. The note is due in 2004. The note bears interest at 9.35% that is payable semi-annually.

(6) State Income Taxes:

  The Company has elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. Accordingly, corporate income is taxed directly to the shareholders for federal income tax reporting

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES purposes. The Company therefore has no provision in its consolidated financial statements for federal income taxes. The following is the provision for state franchise and income taxes for the years ended December 31, 2000, 1999 and 1998:

                                                                 December 31,
                                                               ----------------
                                                               2000  1999  1998
                                                               ---- ------ ----
                                                                (In thousands)
   Current.................................................... $--  $  --  $--
   Deferred...................................................  41   1,245  270
                                                               ---  ------ ----
     Total provision for state income taxes................... $41  $1,245 $270
                                                               ===  ====== ====

(7) Notes Payable--Shareholders:

  The notes are due in 2007 and bear interest at 8%. Interest expense to the shareholders for the years ended December 31, 2000, 1999 and 1998 was approximately $30,000, $33,000 and $35,000, respectively.

  The following are annual maturities on notes payable to shareholders:

     Years Ended December 31,                                        Amount
     ------------------------                                     -------------
                                                                  (In thousands)
       2001......................................................     $ 39
       2002......................................................       42
       2003......................................................       46
       2004......................................................       50
       2005......................................................       54
       Thereafter................................................      121
                                                                      ----
                                                                      $352
                                                                      ====

(8) Notes Payable--Others:

  Notes payable to others consist of the following:

                                                           December 31,
                                                  -------------------------------
                                                       2000            1999
                                                  --------------- ---------------
                                                          (In thousands)
                                                           Long-           Long-
                          Interest    Interest    Current  Term   Current  Term
   Type of Collateral       Rate      Payments    Portion Portion Portion Portion Maturity
   ------------------     --------- ------------- ------- ------- ------- ------- --------
Uncollateralized line of
 credit.................  Reference    Monthly    $  --   $ 5,000 $  --   $32,490  3/2002
Uncollateralized note...    6.1%      Annually       817      --     817      817  1/2002
Uncollateralized note...    8.3%      Quarterly       54       29     50       83  6/2002
Collateralized note.....    9.4%    Semi-Annually  3,479   34,185  1,624   37,664  7/2004
Collateralized note.....    8.0%      Quarterly      290    3,106    290    3,670  7/2009
Collateralized note.....    9.5%      Quarterly      281    3,508    277    4,085 12/2009
Collateralized note.....    8.8%      Quarterly      154    2,875    153    3,267 10/2012
Collateralized note.....    8.8%      Quarterly      --       635    --       --  10/2012
Collateralized note.....    9.2%      Quarterly      114    1,835    111    2,105 11/2012
Collateralized note.....    7.6%      Quarterly       99    2,186    --     2,465  1/2014
                                                  ------  ------- ------  -------
                                                  $5,288  $53,359 $3,322  $86,646
                                                  ======  ======= ======  =======

  At December 31, 2000 and 1999, the bank prime and reference rate was 9.5% and 8.5%, respectively.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

  The following are annual maturities on notes payable to others:

     Years ended December 31,                                         Amount
     ------------------------                                     --------------
                                                                  (In thousands)
       2001......................................................    $ 5,288
       2002......................................................      9,881
       2003......................................................      5,341
       2004......................................................     27,463
       2005......................................................      1,376
       Thereafter................................................      9,298
                                                                     -------
                                                                     $58,647
                                                                     =======

  The note agreements and credit facilities contain, among other covenants, working capital maintenance, fixed charge and debt to net worth ratios, minimum tangible net worth amounts, and certain restrictions regarding indebtedness to others.

  On December 31, 1997, the Company entered into a $40 million revolving credit facility and a $13.5 million standby letter of credit facility with a commercial bank that bears interest at prime or a LIBOR based rate. Letters of credit issued under these credit facilities are charged a 1.5% annual letter of credit fee. On April 1, 2000, the Company amended its revolving credit facility. The amendment includes an increase in the amount available under the line of credit to $60 million, of which $10 million expired on July 31, 2000 and $50 million will expire on March 29, 2002. The amendment also includes the Company's guarantee of approximately $12 million of debt outstanding under the term loan and line of credit of an affiliate. The revolving credit facility is used to finance working capital requirements. At December 31, 2000, there was $5 million outstanding and $296,000 in standby letters of credit issued against the revolving credit facility. The $13.5 million standby letter of credit facility supported letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC. As of March 31, 2000, NGP waived the Company's obligation to maintain the letter of credit.

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

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

(9) Notes Payable--Capital Leases:

  Future minimum payments, by year and in the aggregate, under capital leases with initial remaining terms of one year or more consist of the following at December 31, 2000:

     Years ended December 31,                                         Amount
     ------------------------                                     --------------
                                                                  (In thousands)
        2001.....................................................     $1,755
        2002.....................................................        958
        2003.....................................................        272
        2004.....................................................          1
        2005.....................................................        --
        Thereafter...............................................        --
                                                                      ------
      Total minimum lease payments ..............................      2,986
      Amount representing interest ..............................        300
                                                                      ------
      Present value of net minimum lease payments ...............      2,686
      Current portion ...........................................      1,545
                                                                      ------
      Long-term portion .........................................     $1,141
                                                                      ======

(10) Employee Benefit Plans:

 1994 Equity Participation Plan

  In 1994, the Company established the 1994 Equity Participation Plan, as amended (the "1994 Plan"). Under the 1994 Plan, 1,200,000 shares may be awarded to key employees as either nonqualified stock options, performance awards, or the right to purchase common stock. There were 101,806 and 133,506 shares available under the 1994 Plan as of December 31, 2000 and 1999, respectively. In 2000, the Company repurchased 31,700 shares of common stock at $95.00 per share. These shares were issued in 1998 at the same price. As part of the repurchase, notes receivable totaling $3,012,000 were paid off. In 1998 the Company repurchased 175,307 shares of common stock issued under the 1994 Plan at prices ranging from $80.55 to $95.00 per share. As part of the repurchase, notes receivable totaling $4,026,000 were paid off. In 1997, the Company issued 149,264 shares of common stock at prices ranging from $22.05 to $43.12 per share and received notes receivable totaling $4,115,000. The Company also repurchased 65,236 shares of common stock issued under the 1994 Plan at prices ranging from $87.05 to $88.06 per share. As part of the repurchase, notes receivable totaling $1,823,000 were paid off.

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

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

  The summary of the status of the Company's stock options as of December 31, 2000, 1999 and 1998, and the activity with executives, key employees and members of the AGC Board of Directors during the years then ended is presented below:

                                2000               1999              1998
                          ------------------ ----------------- -----------------
                                    Weighted          Weighted          Weighted
                                    Average           Average           Average
                           Number    Option  Number    Option  Number    Option
                             of     Exercise   of     Exercise   of     Exercise
                           Shares    Price   Shares    Price   Shares    Price
                          --------  -------- -------  -------- -------  --------
Outstanding at beginning
 of year................   626,102   $53.61  642,835   $50.56  440,424   $26.60
Granted--price equals
 fair value.............    12,680    75.68   76,080    75.68  259,071    86.28
Granted--price greater
 than fair value........       --       --       --       --       --       --
Exercised...............       --       --   (17,699)   22.05   (9,395)   22.05
Canceled................  (227,553)   62.41  (75,114)   57.30  (47,265)   28.77
                          --------   ------  -------   ------  -------   ------
Options outstanding at
 year end...............   411,229   $49.42  626,102   $53.61  642,835   $50.56
                          ========   ======  =======   ======  =======   ======
Options exercisable at
 year end...............   252,729           366,206           347,516
                          ========           =======           =======

  The following table summarizes information about stock options outstanding at December 31, 2000:

                           Options Outstanding         Options Exercisable
                    --------------------------------- ---------------------
                       Number     Weighted               Number
                    Outstanding    Average   Weighted Outstanding  Weighted
                         at       Remaining  Average       at      Average
                    December 31, Contractual Exercise December 31, Exercise
   Exercise price       2000        Life      Price       2000      Price
   --------------   ------------ ----------- -------- ------------ --------
       22.05          209,174        5.0      22.05     209,174     22.05
       43.12           43,555        0.9      43.12      43,555     43.12
       95.00           95,100        4.0      95.00         --        --
       75.68           63,400        6.0      75.68         --        --
                      -------                           -------
                      411,229                           252,729
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

                                                           For the years ended
                                                               December 31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (In thousands)
   Net income--as reported ............................... $2,133 $8,656 $4,746
                                                           ====== ====== ======
   Net income--pro forma.................................. $2,053 $8,656 $4,746
                                                           ====== ====== ======

  In 1995, performance awards were granted to key members of management who were not awarded the right to purchase common stock or nonqualified stock options. The 1994 Plan provides that holders of performance awards have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on the Company's earnings). All performance awards were scheduled to mature on December 31, 1998. In 1998, the Company granted the holders of performance awards the right to receive, as a

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES prepayment, a portion of their appreciation in share value based on the 1997 share price, payable in 1999, and extended the maturity date of the performance shares to December 31, 1999. The appreciation in share value, less the prepayment, is payable in three equal annual installments, beginning in early 2000. In 1999, the Company issued 66,496 performance awards with a maturity date of December 31, 2001 payable in annual installments beginning in early 2002. Performance awards vest based on achieving certain earnings targets of the Company and are subject to continued employment. Performance awards outstanding totaled 235,057 and 246,742 as of December 31, 2000 and 1999, respectively. For the year ended December 31, 2000, compensation expense of $1,981,000 was reversed related to compensation expense recorded in 1999 as earnings estimates were revised. For the year ended December 31, 1999, compensation expense recorded was $4,429,000. For the year ended December 31, 1998, no compensation expense was recorded with respect to the performance awards as management determined that the accrual recorded in 1997 was adequate based on earnings estimates of the Company for the year ended December 31, 1998.

 401(k) Employee Savings Plan

  The Company has a 401(k) Employee Savings Plan available to all employees who have earned one year of vesting service and are at least 21 years of age. Participants may contribute from 1% to 20% of their earnings, in whole percentages, on a before-tax basis. The Company contributes to participants' accounts based on the amount the participant elects to defer and a matching contribution equal to $0.50 on each dollar contributed by a participant up to 3% of the participant's gross pay. The Company's expense for the plan for the years ended December 31, 2000, 1999 and 1998 was approximately $1,273,000, $1,046,000 and $947,000, respectively.

(11) Commitments and Contingencies:

  The Company is the lessee under long-term operating leases for golf courses and equipment. At December 31, 2000, future minimum rental payments required pursuant to the terms of all lease obligations are as follows:

   Years ended December 31,         Related Parties Unrelated Parties   Total
   ------------------------         --------------- ----------------- ----------
                                                   (In thousands)
     2001.........................    $  112,401        $ 56,142      $  168,543
     2002.........................       112,581          51,126         163,707
     2003.........................       112,771          46,238         159,009
     2004.........................       112,970          38,455         151,425
     2005.........................       113,179          35,595         148,774
     Thereafter...................       746,748         410,257       1,157,005
                                      ----------        --------      ----------
                                      $1,310,650        $637,813      $1,948,463
                                      ==========        ========      ==========

  In addition to minimum rental payments, certain leases require payment of the excess of various percentages of gross revenue over the minimum rental payments. During the years ended December 31, 2000, 1999 and 1998, percentage rentals paid to unrelated parties were approximately $13,664,000, $11,963,000 and $9,572,000, respectively.

  Under the terms of certain leases, the Company is committed to make improvements at golf courses. At December 31, 2000, approximately $689,000 of such improvements remain to be made.

  At December 31, 2000, the Company was contingently liable for outstanding letters of credit in the amount of approximately $296,000.

                  AMERICAN GOLF CORPORATION AND SUBSIDIARIES

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

(12) Related Party Transactions:

  The Company rents golf and tennis facilities from NGP and related entities in which The Prices have a controlling interest. Rent expense paid to NGP was approximately $107,680,000, $98,705,000 and $80,027,000 for the years ended
December 31, 2000, 1999 and 1998, respectively.

  The Company recorded management and consulting fees from related entities in the amount of approximately $3,813,000, $2,128,000 and $1,504,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  The Company has accumulated costs in Other Receivables relating to construction in progress at certain golf and tennis facilities owned by NGP. Periodically, substantially all of these costs are reimbursed by NGP and related entities. At December 31, 2000 and 1999 these accumulated costs amounted to approximately $773,000 and $17,535,000, respectively.

  The Company earns interest on receivables from affiliates at a prime based rate. Interest income from affiliates was approximately $1,591,000, $222,000 and $247,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

  Included in Other Receivables are receivables from employees at December 31, 2000 and 1999 of $422,000 and $426,000, respectively.

(13) Statement of Cash Flows--Supplemental Disclosures:

  Interest paid for the years ended December 31, 2000, 1999 and 1998 was approximately $7,534,000, $7,524,000 and $6,815,000, respectively.

  State income taxes paid for the years ended December 31, 2000, 1999 and 1998 were approximately $120,000, $50,000 and $259,000, respectively.

  During 1999, the Company assumed capital leases for equipment of $2,850,000.

(14) Shareholders' Equity:

  As discussed in Note 10 to the consolidated financial statements, the Company has notes receivable from key employees with a balance of $2,564,000 as of December 31, 2000 resulting from the purchase of 123,218 shares of common stock. The notes had a balance of $5,576,000 at December 31, 1999. The notes bear interest ranging from 6 to 6.54% and the principal is due in 2004. The notes are collateralized by the common stock issued and are shown on the consolidated balance sheets as a reduction in shareholders' equity. Interest income accrued on the notes was approximately $195,000 for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998 interest accrued was $425,000.

  Interest is paid with proceeds from shareholder distributions and, if necessary, a portion of their annual bonus. To the extent these amounts are insufficient to cover the current year interest, the unpaid interest may be added to the principal of the note. No amounts were added to principal for the years ended December 31, 2000, 1999 and 1998.

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

              Signatures                          Title                  Date
              ----------                          -----                  ----

        /s/ David G. Price            Chairman of the Board         March 30, 2001
 ____________________________________
            David G. Price

       /s/ James M. Stanich           President and Director        March 30, 2001
 ____________________________________  (Principal Executive
           James M. Stanich            Officer)

        /s/ Neil M. Miller            Chief Financial Officer       March 30, 2001
 ____________________________________
            Neil M. Miller

      /s/ Richard A. Archer           Director                      March 30, 2001
 ____________________________________
          Richard A. Archer

     /s/ John C. Cushman, III         Director                      March 30, 2001
 ____________________________________
         John C. Cushman, III

         /s/ Bruce Karatz             Director                      March 30, 2001
 ____________________________________
             Bruce Karatz

       /s/ Charles S. Paul            Director                      March 30, 2001
 ____________________________________
           Charles S. Paul

       /s/ Edward R. Sause            Director                      March 30, 2001
 ____________________________________
           Edward R. Sause