Form 10-Q
period 2001-03-31
NATIONAL GOLF PROPERTIES INC
filed 2001-05-14
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 2001

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

12,989,145 shares of common stock, $.01 par value, as of May 1, 2001

                        NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX

                                                                          Page
                                                                          ----
Part I.      Financial Information

   Item 1.   Financial Statements

             Consolidated Balance Sheets of National Golf Properties,
             Inc. as of March 31, 2001 and December 31, 2000                 3

             Consolidated Statements of Operations of National Golf
             Properties, Inc. for the three months ended March 31,2001
             and 2000                                                        4

             Consolidated Statements of Cash Flows of National Golf
             Properties, Inc. for the three months ended March 31, 2001
             and 2000                                                        5

             Notes to Consolidated Financial Statements                      6

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

   Item 3.   Quantitative and Qualitative Disclosures About Market
             Risk                                                           12

Part II.     Other Information                                              13

                         Part I. Financial Information

Item 1.  Financial Statements

                        NATIONAL GOLF PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                 (Unaudited, in thousands, except share data)

                                                                   March 31,   December 31,
                                                                     2001           2000
                                                                   ---------      ---------
                              ASSETS
Property
  Land                                                              $ 91,432       $ 91,414
  Buildings                                                          246,158        246,158
  Ground improvements                                                457,607        457,607
  Furniture, fixtures and equipment                                   49,748         49,740
  Leasehold rights                                                    31,499         32,081
  Construction in progress                                            35,474         29,474
                                                                    --------       --------
                                                                     911,918        906,474
  Less: accumulated depreciation                                    (194,545)      (185,453)
                                                                    --------       --------
     Net property                                                    717,373        721,021
Cash and cash equivalents                                              1,331          1,528
Investments                                                                -            200
Mortgage notes receivable                                             15,442         15,442
Investment in joint venture                                            6,851          6,949
Due from affiliate                                                     2,646          1,895
Other assets, net                                                     19,649         19,071
                                                                    --------       --------
     Total assets                                                   $763,292       $766,106
                                                                    ========       ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                       $452,678       $456,813
Accounts payable and other liabilities                                14,444         10,103
                                                                    --------       --------
     Total liabilities                                               467,122        466,916
                                                                    --------       --------
Minority interest                                                    176,201        177,356
                                                                    --------       --------
Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized - none issued                                               -              -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 12,978,845 and 12,963,845 shares
    issued and outstanding at March 31, 2001 and
    December 31, 2000, respectively                                      130            130
  Additional paid in capital                                         122,543        124,741
  Unamortized restricted stock compensation                           (2,704)        (3,037)
                                                                    --------       --------
     Total stockholders' equity                                      119,969        121,834
                                                                    --------       --------
     Total liabilities and stockholders' equity                     $763,292       $766,106
                                                                    ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited, in thousands, except per share amounts)

                                                     For the three               For the three
                                                      months ended                months ended
                                                     March 31, 2001              March 31, 2000
                                                     --------------              --------------
Revenues:
  Rent from affiliates                                      $28,376                     $26,859
  Rent                                                          319                         303
  Equity in income from joint venture                           123                         113
                                                            -------                     -------
     Total revenues                                          28,818                      27,275
                                                            -------                     -------
Expenses:
  General and administrative                                  1,331                       1,665
  Depreciation and amortization                               9,806                      10,639
                                                            -------                     -------
     Total expenses                                          11,137                      12,304
                                                            -------                     -------
  Operating income                                           17,681                      14,971

Other income (expense):
  Interest income from affiliates                                 -                         128
  Interest income                                               352                         393
  Gain on sale of properties                                      -                         707
  Other income (expense)                                        14                          (6)
  Interest expense                                           (9,940)                     (9,838)
                                                            -------                     -------
Income before minority interest                               8,107                       6,355
Income applicable to minority interest                       (4,581)                     (4,163)
                                                            -------                     -------
Net income                                                  $ 3,526                     $ 2,192
                                                            =======                     =======

Basic earnings per share                                    $  0.28                     $  0.18
Weighted average number of shares                            12,693                      12,137

Diluted earnings per share                                  $  0.27                     $  0.18
Weighted average number of shares                            13,007                      12,430

Distribution declared per common share outstanding          $  0.46                     $  0.45

The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                         For the three      For the three
                                                          months ended       months ended
                                                         March 31, 2001     March 31, 2000
                                                        ---------------    ---------------
Cash flows from operating activities:
  Net income                                                    $ 3,526           $  2,192
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                9,806             10,639
     Amortization of loan costs                                     350                323
     Amortization of restricted stock                               333                373
     Minority interest in earnings                                4,581              4,163
     Distributions from joint venture, net
       of equity in income                                           97                 85
     Gain on sale of properties                                       -               (707)
     Straight-line rent and interest                               (718)              (887)
     Other adjustments                                                -                154
     Changes in assets and liabilities:
       Other assets                                                (339)             1,793
       Accounts payable and other liabilities                     4,280              5,302
       Due from/to affiliate                                       (750)              (635)
                                                               --------           --------
          Net cash provided by
          operating activities                                   21,166             22,795
                                                               --------           --------

Cash flows from investing activities:
  Proceeds from sale of available-for-sale securities               200                  -
  Purchase of property and related assets                        (6,025)           (22,636)
  Proceeds from sale of property and related assets                   -              3,026
                                                               --------           --------
          Net cash used by investing activities                  (5,825)           (19,610)
                                                               --------           --------

Cash flows from financing activities:
  Principal payments on notes payable                           (13,182)           (31,168)
  Proceeds from notes payable                                     9,000             41,000
  Loan costs                                                          -                (60)
  Proceeds from stock options exercised                             295                  -
  Cash distributions                                             (5,904)            (5,421)
  Limited partners' cash distributions                           (5,747)            (6,376)
                                                               --------           --------
          Net cash used by financing activities                 (15,538)            (2,025)
                                                               --------           --------

Net (decrease) increase in cash and cash equivalents               (197)             1,160
Cash and cash equivalents at beginning of period                  1,528              2,491
                                                               --------           --------
Cash and cash equivalents at end of period                     $  1,331           $  3,651
                                                               ========           ========

Supplemental cash flow information:
  Interest paid                                                $  6,027           $  5,775
  Taxes paid                                                   $     51           $      4

The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"), pursuant to its 63.4% ownership of the common units of partnership interest in the Operating Partnership ("Common Units"). In August 2000, the Company acquired the remaining 11% interest in Royal Golf, L.P. II ("Royal Golf") from the limited partner. The Company previously owned 89% of Royal Golf. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended March 31, 2001 and 2000 were 313,409 and 292,939, respectively.

(2)  Lease Rental Agreements
     -----------------------

     GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be recognized on a straight-line basis. For the three months ended March 31, 2001 and 2000, the straight-lining of rent resulted in additional rent revenue of approximately $718,000 and $887,000, respectively.


(3)  Other Data
     ----------

     AGC is the lessee of all but four of the golf courses in the Company's portfolio at March 31, 2001. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company's outstanding common stock and approximately 16.7% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:


                                                    March 31,                 December 31,
                                                      2001                        2000
                                                   -----------                ------------
                                                               (In thousands)
Current assets                                       $101,312                    $ 93,851
Non-current assets                                    173,958                     179,140
                                                     --------                    --------
  Total assets                                       $275,270                    $272,991
                                                     ========                    ========

Current liabilities                                  $127,855                    $119,739
Long-term liabilities                                 144,272                     136,910
Minority interest                                          22                         158
Shareholders' equity                                    3,121                      16,184
                                                     --------                    --------
Total liabilities and shareholders' equity           $275,270                    $272,991
                                                     ========                    ========

                                                      For the three months ended
                                                               March 31,
                                                 ----------------------------------------
                                                   2001                             2000
                                                 --------                         --------
                                                              (In thousands)
Total revenues                                   $140,801                         $144,947
                                                 ========                         ========
Net loss                                         $ 14,954                         $ 11,055
                                                 ========                         ========



     Total revenues from golf course operations and management agreements for AGC decreased by $4.1 million, or 2.8%, to $140.8 million for the three months ended March 31, 2001 compared to $144.9 million for the three months ended March 31, 2000.

     Net loss increased by $3.9 million to $15 million for the three months ended March 31, 2001 compared to $11.1 million for the corresponding three months of 2000. The decrease in revenue and the increase in net loss were primarily the result of unfavorable weather conditions as compared to the corresponding period in 2000 in the southern, eastern and western portions of the United States.

(4)  Subsequent Events
     -----------------

     On April 12, 2001, the Board of Directors declared a distribution of $0.46 per share for the quarter ended March 31, 2001 to stockholders of record on April 30, 2001, which distribution will be paid on May 15, 2001.

     On April 12, 2001, the Board of Directors approved the funding of up to $15 million for capital improvements at approximately 90 of our golf courses subject to appropriate agreements regarding rent adjustments or other compensation from AGC. The Company believes that the operating performance of the courses may be enhanced by making such expenditures over the next 12 to 18 months.

     On April 17, 2001, the Company sold Eagle Golf Club for approximately $3.2 million. The Company expects to recognize a gain of approximately $2.1 million on the sale.

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

The discussion of the results of operations compares the three months ended March 31, 2001 with the three months ended March 31, 2000.

Results of Operations
---------------------

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

Net income increased by approximately $1,334,000 to $3,526,000 for the three months ended March 31, 2001 compared to $2,192,000 for the three months ended March 31, 2000. The increase was primarily attributable to: (i) an increase in rent revenue of approximately $1,533,000; and (ii) a decrease in depreciation and amortization expense of approximately $833,000, which was offset by: (i) a decrease in gain on sale of properties of approximately $707,000; and (ii) an increase in interest expense of approximately $102,000.

The increase in rent revenue was primarily attributable to: (i) a full three months of rent on two golf course properties acquired in the first quarter of 2000, which accounted for approximately $233,000 of the increase; and (ii) the increase in base rents under the leases with respect to the golf course properties owned at December 31, 1999, which accounted for approximately $1.3 million of the increase.

The decrease in depreciation and amortization expense was due to a decrease in depreciation of approximately $773,000. The decrease in depreciation expense was primarily due to (i) the sale of six golf course properties subsequent to December 31, 1999, which accounted for approximately $155,000 of the decrease; and (ii) the reclassifications among the components of property related to the fair value allocation of purchase price among the Acquired Cobblestone Courses which accounted for approximately $703,000 of the decrease. These decreases were offset by an increase of approximately $102,000 from a full three months of depreciation expense on two golf course properties acquired in the first quarter of 2000.

The increase in interest expense was primarily due to the increase in outstanding advances under the Company's credit facility.

Liquidity and Capital Resources
-------------------------------

At March 31, 2001, the Company had approximately $1.3 million in cash and investments, mortgage notes receivable of approximately $15.4 million, mortgage indebtedness of approximately $28.2 million and uncollateralized indebtedness of approximately $424.5 million. The $452.7 million principal amount of mortgage and uncollateralized indebtedness bears interest at a weighted average rate of 7.95%. Of the $452.7 million of debt, $187.5 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2001 and 2008.

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

The Company anticipates that its cash from operations and its bank line of credit will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses acquired through May 1, 2001, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $7.3 million, of which approximately $7.1 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the leases, the Company's investment in such improvements. In addition to the capital expenditures the Company is contractually obligated to fund, the Company has agreed to fund up to $15 million for additional capital improvements at approximately 90 of our golf courses subject to appropriate agreements regarding rent adjustments or other compensation from AGC. The Company believes that the operating performance of the courses may be enhanced by making such expenditures over the next 12 to 18 months.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the three months ended March 31, 2001 and 2000.

                                                                 Three months ended
                                                                     March 31,
                                                                     --------
                                                                   (In thousands)



                                                          2001                          2000
                                                --------------------------       ----------------------
Net income                                             $ 3,526                         $ 2,192
Distributions - Preferred Units                         (2,314)                         (2,314)
Minority interest                                        4,581                           4,163
Depreciation and amortization                            9,893                          10,728
Gain on sale of properties                                   -                            (707)
Straight-line rent and interest                           (718)                           (887)
Deferred compensation plan adjustment                        -                             146
Depreciation - corporate                                    (2)                            (18)
                                                       -------                         -------
Funds from operations                                   14,966                          13,303

Company's share of funds from operations                 61.60%                          56.07%
                                                       -------                         -------

Company's funds from operations                        $ 9,219                         $ 7,459
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

  The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at March 31, 2001 (dollars in thousands):

                                         For the Period Ended March 31,
                             ----------------------------------------------------
                                2001        2002      2003        2004       2005   Thereafter     Total
                                ----        ----      ----        ----       ----   ----------     ------
Long-term debt:
 Fixed-rate...............   $25,782    $  7,032    $7,631    $ 47,891    $41,011      $58,192    $187,539
 Average interest rate          8.07%       8.39%     8.39%       8.58%      7.95%        7.95%       8.38%
 Variable-rate  ..........     1,129     162,185     1,197      96,311        279        4,038     265,139
 Average interest rate          8.51%       7.38%     8.65%       8.24%     10.45%       10.45%       7.75%
                             -------    --------    ------    --------    -------      -------    --------
  Total debt  ............   $26,911    $169,217    $8,828    $144,202    $41,290      $62,230    $452,678
                             =======    ========    ======    ========    =======      =======    ========


  In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% change in interest rates will increase or decrease interest expense by approximately $2.7 million annually based on $265.1 million of variable-rate debt outstanding at March 31, 2001.

                          Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  National Golf Properties, Inc.


 Date:  May 14, 2001                                     By:  /s/ Neil M. Miller
                                                              ------------------
                                                              Neil M. Miller
                                                              Chief Financial
                                                              Officer