Form 10-Q
period 2001-06-30
NATIONAL GOLF PROPERTIES INC
filed 2001-08-14
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 2001

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

13,062,145 shares of common stock, $.01 par value, as of August 13, 2001

                        NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX


                                                                          Page
                                                                          ----

Part I.            Financial Information

  Item 1.          Financial Statements

                   Consolidated Balance Sheets of National Golf
                   Properties, Inc. as of June 30, 2001 and December
                   31, 2000                                                 3

                   Consolidated Statements of Operations of National Golf Properties, Inc. for the three months ended June 30,
                   2001 and 2000                                            4

                   Consolidated Statements of Operations of National Golf Properties, Inc. for the six months ended June 30,
                   2001 and 2000                                            5

                   Consolidated Statements of Cash Flows of National Golf Properties, Inc. for the six months ended June 30, 2001
                   and 2000                                                 6

                   Notes to Consolidated Financial Statements               7

  Item 2.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     12

  Item 3.          Quantitative and Qualitative Disclosures About Market
                   Risk                                                    17

Part II.           Other Information                                       18

                         Part I. Financial Information

Item 1.  Financial Statements

                        NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (Unaudited, in thousands, except share data)


                                                               June 30,    December 31,
                                                                2001           2000
                                                              ---------    ------------
                            ASSETS
Property
    Land                                                      $  92,189      $  91,414
    Buildings                                                   248,982        246,158
    Ground improvements                                         457,780        457,607
    Furniture, fixtures and equipment                            48,919         49,740
    Leasehold rights                                             30,917         32,081
    Construction in progress                                     35,745         29,474
                                                              ---------      ---------
                                                                914,532        906,474
    Less: accumulated depreciation                             (199,103)      (185,453)
                                                              ---------      ---------
        Net property                                            715,429        721,021
Cash and cash equivalents                                           429          1,528
Investments                                                           -            200
Mortgage notes receivable                                        15,442         15,442
Investment in joint venture                                       6,766          6,949
Due from affiliate                                                2,706          1,895
Other assets, net                                                23,676         19,071
                                                              ---------      ---------
        Total assets                                          $ 764,448      $ 766,106
                                                              =========      =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                                 $ 455,793      $ 456,813
Accounts payable and other liabilities                           13,619         10,103
                                                              ---------      ---------
        Total liabilities                                       469,412        466,916
                                                              ---------      ---------
Minority interest                                               175,533        177,356
                                                              ---------      ---------
Stockholders' Equity:
    Preferred stock, $.01 par value, 5,000,000 shares
      authorized - none issued                                        -              -
    Common stock, $.01 par value, 40,000,000 shares
      authorized, 13,054,645 and 12,963,845 shares
      issued and outstanding at June 30, 2001 and
      December 31, 2000, respectively                               131            130
    Additional paid in capital                                  122,693        124,741
    Unamortized restricted stock compensation                    (3,321)        (3,037)
                                                              ---------      ---------
        Total stockholders' equity                              119,503        121,834
                                                              ---------      ---------
        Total liabilities and stockholders' equity            $ 764,448      $ 766,106
                                                              =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                       For the three      For the three
                                                       months ended       months ended
                                                       June 30, 2001      June 30, 2000
                                                       -------------      -------------
Revenues:
  Rent from affiliates                                   $    28,471        $    27,130
  Rent                                                           318                303
  Equity in income from joint venture                            125                109
                                                         -----------        -----------
     Total revenues                                           28,914             27,542
                                                         -----------        -----------

Expenses:
  General and administrative                                   1,577              1,363
  Depreciation and amortization                                9,905              9,773
                                                         -----------        -----------
     Total expenses                                           11,482             11,136
                                                         -----------        -----------

  Operating income                                            17,432             16,406

Other income (expense):
  Interest income from affiliates                                  -                137
  Interest income                                                331                122
  Gain/(Loss) on sale of properties                            1,021                (19)
  Other income (expense)                                          49                 34
  Interest expense                                            (8,609)           (10,003)
                                                         -----------        -----------
Income before minority interest                               10,224              6,677
Income applicable to minority interest                        (5,386)            (4,059)
                                                         -----------        -----------

Net income                                               $     4,838        $     2,618
                                                         ===========        ===========


Basic earnings per share                                 $      0.37        $      0.20
Weighted average number of shares                             12,879             13,153

Diluted earnings per share                               $      0.37        $      0.19
Weighted average number of shares                             13,066             13,454

Distribution declared per common share
 outstanding                                             $      0.46        $      0.45


The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)


                                                           For the six            For the six
                                                          months ended           months ended
                                                          June 30, 2001          June 30, 2000
                                                         --------------          -------------

Revenues:
  Rent from affiliates                                   $      56,847           $     53,989
  Rent                                                             637                    606
  Equity in income from joint venture                              248                    222
                                                         -------------           ------------
     Total revenues                                             57,732                 54,817
                                                         -------------           ------------

Expenses:
  General and administrative                                     2,908                  3,028
  Depreciation and amortization                                 19,711                 20,412
                                                         -------------           ------------
     Total expenses                                             22,619                 23,440
                                                         -------------           ------------

  Operating income                                              35,113                 31,377

Other income (expense):
  Interest income from affiliates                                    -                    265
  Interest income                                                  683                    515
  Gain on sale of properties                                     1,021                    688
  Other income (expense)                                            63                     28
  Interest expense                                             (18,549)               (19,841)
                                                         -------------           ------------
Income before minority interest                                 18,331                 13,032
Income applicable to minority interest                          (9,967)                (8,222)
                                                         -------------           ------------

Net income                                               $       8,364           $      4,810
                                                         =============           ============


Basic earnings per share                                 $        0.65           $       0.38
Weighted average number of shares                               12,857                 12,664

Diluted earnings per share                               $        0.64           $       0.37
Weighted average number of shares                               13,035                 12,942

Distribution declared per common share
 outstanding                                             $        0.92           $       0.90


The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                               For the six       For the six
                                                               months ended      months ended
                                                              June 30, 2001     June 30, 2000
                                                              --------------    --------------
Cash flows from operating activities:
  Net income                                                     $     8,364       $     4,810
  Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                    19,711            20,412
     Amortization of loan costs                                          698               697
     Amortization of restricted stock                                    766               738
     Minority interest in earnings                                     9,967             8,222
     Distributions from joint venture, net
      of equity in income                                                182               181
     Gain on sale of properties                                       (1,021)             (688)
     Straight-line rent and interest                                  (1,452)           (1,765)
     Other adjustments                                                     -               236
     Changes in assets and liabilities:
       Other assets                                                   (4,119)            2,596
       Accounts payable and other liabilities                          2,394             3,764
       Due from/to affiliate                                            (926)           (1,315)
                                                                 -----------       -----------
          Net cash provided by operating activities
                                                                      34,564            37,888
                                                                 -----------       -----------

Cash flows from investing activities:
  Issuance of mortgage note receivable                                     -              (404)
  Proceeds from sale of available-for-sale securities                    200                 -
  Purchase of property and related assets                            (22,631)          (22,658)
  Proceeds from sale of property and related assets                   10,233             3,026
                                                                 -----------       -----------
          Net cash used by investing activities                      (12,198)          (20,036)
                                                                 -----------       -----------

Cash flows from financing activities:
  Principal payments on notes payable                                (55,613)          (58,328)
  Proceeds from notes payable                                         54,500            63,000
  Purchase of stock under repurchase plan                                  -              (198)
  Loan costs                                                             (60)              (60)
  Proceeds from stock options exercised                                1,027                 -
  Cash distributions                                                 (11,826)          (11,404)
  Limited partners' cash distributions                               (11,493)          (12,083)
                                                                 -----------       -----------
          Net cash used by financing activities                      (23,465)          (19,073)
                                                                 -----------       -----------

Net decrease in cash and cash equivalents                             (1,099)           (1,221)
Cash and cash equivalents at beginning of period                       1,528             2,491
                                                                 -----------       -----------
Cash and cash equivalents at end of period                       $       429       $     1,270
                                                                 ===========       ===========

Supplemental cash flow information:
  Interest paid                                                  $    17,247       $    19,266
  Taxes paid                                                     $        83       $        26

  The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL GOLF PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns all of its golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"), pursuant to its 63.6% ownership of the common units of partnership interest in the Operating Partnership ("Common Units"). In August 2000, the Company acquired the remaining 11% interest in Royal Golf, L.P. II ("Royal Golf") from the limited partner. The Company previously owned 89% of Royal Golf. Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership and Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three and six months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended June 30, 2001 and 2000 were 186,946 and 300,637, respectively. The incremental shares for the six months ended June 30, 2001 and 2000 were 177,802 and 277,880, respectively.

(2)  Property Acquisitions and Dispositions
     --------------------------------------

     During the six months ended June 30, 2001, the Company purchased one golf course, described below, for an initial investment of approximately $12 million. The acquisition has been accounted for utilizing the purchase method of accounting, and accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The acquired golf course is leased to American Golf Corporation ("AGC"), a related party, pursuant to a long-term triple net lease.


           Acquisition                                                         Initial
              Date      Course Name                 Location                 Investment
           -----------  -----------                 --------                 ----------
                                                                           (In thousands)
           6/4/01       Marbella Country Club       San Juan Capistrano,      $ 12,027
                                                    California

                                                                              --------
                        Total Initial Investment                              $ 12,027
                                                                              ========

     In April 2001, the Company sold Eagle Golf Club for a total amount of approximately $3.2 million. The Company recognized a gain of approximately $2 million.

     In June 2001, the Company sold Honey Bee Golf Club and Chesapeake Golf Club for a total amount of approximately $6.7 million. The Company recognized a loss of approximately $1 million.


(3)  Lease Rental Agreements
     -----------------------

     GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be recognized on a straight-line basis. For the three months ended June 30, 2001 and 2000, the straight-lining of rent resulted in additional rent revenue of approximately $734,000 and $878,000, respectively. For the six months ended June 30, 2001 and 2000, the straight-lining of rent resulted in additional rent revenue of approximately $1,452,000 and $1,765,000, respectively.

(4)  Notes Payable
     -------------

     The Company currently has a $300 million unsecured credit facility with a group of lenders led by Bank One (the "Lenders"). The credit facility is comprised of (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "Credit Facility"). As of June 30, 2001 the outstanding balances of the Revolver and the Term Note were $168,500,000 and $98,000,000, respectively.

     One of the provisions of the Company's Credit Facility requires AGC, the Company's primary lessee, to maintain a certain fixed charge coverage ratio. As of June 30, 2001, AGC had not achieved such ratio. As a result, the Company was not in compliance with this provision. On August 14, 2001, the Company obtained a waiver of such provision for the quarter ended June 30, 2001.

     In addition, some of the Company's debt instruments contain "cross-default" provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. Accordingly, if enforced, the Company could experience a material adverse effect on its financial condition due to the enforcement of such provisions. As of June 30, 2001, the outstanding balance of such instruments was $157.3 million.

     There can be no assurance that AGC will be able to meet such fixed charge coverage ratios as of the end of future quarters or that the Lenders, or AGC's lenders, will grant waivers of the inability to meet these provisions or any cross-default occurring as a result of such provisions.

(5)  Impact of Recently Issued Accounting Standards
     ----------------------------------------------

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company's fiscal year 2002. The Company is evaluating the requirements of these standards; however, it does not believe that these standards will have a material impact on the Company's consolidated financial statements.

(6)  Other Data
     ----------

     AGC is the lessee of all but four of the golf courses in the Company's portfolio at June 30, 2001. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company's outstanding common stock and approximately 16.6% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                         June 30,          December 31,
                                                           2001                2000
                                                        ----------         ------------
                                                                (In thousands)
     Current assets                                     $  111,478         $     93,851
     Non-current assets                                    168,022              179,140
                                                        ----------         ------------

       Total assets                                     $  279,500         $    272,991
                                                        ==========         ============

     Current liabilities                                $  172,736         $    119,739
     Long-term liabilities                                  91,260              136,910
     Minority interest                                          49                  158
     Shareholders' equity                                   15,455               16,184
                                                        ----------         ------------

     Total liabilities and shareholders' equity         $  279,500         $    272,991
                                                        ==========         ============



                                                           For the six months ended
                                                                    June 30,
                                                        -------------------------------
                                                                (In thousands)
                                                           2001                2000
                                                        ----------         ------------
     Total revenues                                     $  360,905         $    362,848
                                                        ==========         ============

     Net income/(loss)                                  $   (8,687)        $      5,994
                                                        ==========         ============

     Total revenues from golf course operations and management agreements for AGC decreased by $1.9 million or .5%, to $360.9 million for the six months ended June 30, 2001 compared to $362.8 million for the six months ended June 30, 2000.

     The net loss of $8.7 million for the six months ended June 30, 2001 represents a $14.7 million decrease from net income of $6 million for the corresponding six months of 2000. AGC's net income and gross revenues in the six months ended June 30, 2001, particularly green fee revenue and initiation fee revenue from membership sales, were adversely impacted by weather, general economic conditions and increased competition for golfers. Poor weather conditions in California, Las Vegas and Phoenix during the first quarter and the midwest during the second quarter accounted for much of the decline in green fee revenue. The decline in green fee revenue and much of the decline in membership sales are also attributable to the general economic conditions in the United States. As businesses forego their outings or decrease their discretionary spending, AGC's tournament revenues have declined. AGC has also experienced a decline in fee-paying guest play at private clubs as business-related spending slows. Finally, the development of new golf courses in certain markets, particularly the southeastern United States, has had an impact on rounds played at AGC's courses in those markets.

     AGC has implemented and continues to review appropriate actions to reduce operating costs without compromising golf course conditions and customer service standards. General and administrative expenses declined $2.8 million during the six months ended June 30, 2001. In addition, more than $4 million of expenses in 2001 are non-recurring, primarily from the loss on disposition of assets.

     Two of AGC's debt instruments require AGC to maintain minimum fixed charge coverage ratios. As of June 30, 2001, AGC had not achieved such ratios. On August 8, 2001, AGC obtained a waiver of such provision for the quarter ended June 30, 2001 with respect to one of its debt instruments. AGC is currently in discussions with the other lenders to obtain a waiver of such provision for the second debt instrument at June 30, 2001.

     There can be no assurance that AGC will be able to meet the fixed charge coverage ratio provisions as of the end of future quarters or that

     AGC's lenders, will grant waivers of such provisions.

     In addition, some of AGC's debt instruments contain "cross-default" provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. Accordingly, if enforced, AGC could experience a material adverse effect on their financial condition due to the enforcement of such provisions. As of June 30, 2001, the outstanding balance of such instruments was $34.2 million, which is included in current liabilities.

(7)  Subsequent Events
     -----------------

     On July 23, 2001, the Board of Directors declared a distribution of $0.46 per share for the quarter ended June 30, 2001 to stockholders of record on July 31, 2001, which distribution will be paid on August 15, 2001.

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

The discussion of the results of operations compares the three months ended June 30, 2001 with the three months ended June 30, 2000 and the six months ended June 30, 2001 with the six months ended June 30, 2000.

Results of Operations
---------------------

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000

Net income increased by approximately $2,220,000 to $4,838,000 for the three months ended June 30, 2001 compared to $2,618,000 for the three months ended June 30, 2000. The increase was primarily attributable to: (i) an increase in rent revenue of approximately $1,356,000; (ii) an increase in gain on sale of properties of approximately $1,040,000; and (iii) a decrease in interest expense of approximately $1,394,000, which was offset by an increase in depreciation and amortization expense of approximately $132,000.

The increase in rent revenue was primarily attributable to: (i) the acquisition of one golf course property subsequent to June 30, 2000 which accounted for approximately $96,000 of the increase; (ii) an increase of approximately $178,000 from the transfer of El Camino Country Club to the Company in satisfaction of the El Camino Mortgage in 2000; and (iii) the increase in rents under the leases with respect to golf course properties owned at March 31, 2000 and June 30, 2001, which accounted for approximately $1.5 million of the increase. These increases were partially offset by a decrease of approximately $405,000 related to the sale of seven golf course properties after March 31, 2000.

The increase in depreciation and amortization expense was due to an increase in amortization of approximately $101,000 and an increase in depreciation of approximately $31,000. The increase in amortization expense was primarily due to the reclassifications among the components of property related to the fair value allocation of purchase price among the Acquired Cobblestone Courses in 2000 which accounted for approximately $83,000 of the increase.

The decrease in interest expense was primarily due to the decrease in interest rates for the outstanding advances under the Company's credit facility.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

Net income increased by approximately $3,554,000 to $8,364,000 for the six months ended June 30, 2001 compared to $4,810,000 for the six months ended June 30, 2000. The increase was primarily attributable to: (i) an increase in rent revenue of approximately $2,889,000; (ii) a decrease in depreciation and amortization expense of approximately $701,000; (iii) an increase in gain on sale of properties of approximately $333,000; and (iv) a decrease in interest expense of approximately $1,292,000.

The increase in rent revenue was primarily attributable to: (i) an increase of approximately $96,000 from the acquisition of one golf course property in 2001;
(ii) a full six months of rent on two golf course properties acquired in the first six months of 2000 which accounted for $265,000 of the increase; (iii) an increase of approximately $356,000 from the transfer of El Camino Country Club to the Company in satisfaction of the El Camino Mortgage in 2000; and (iv) the increase in rents under the leases with respect to the golf course properties owned at December 31, 1999 and June 30, 2001, which accounted for approximately $2.9 million of the increase. These increases were partially offset by a decrease of approximately $725,000 due to the sale of nine golf course properties after December 31, 1999.

The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation of approximately $742,000. The decrease in depreciation expense was primarily due to: (i) the sale of nine golf course properties subsequent to December 31, 1999, which accounted for approximately $344,000 of the decrease and (ii) the reclassifications among the components of property related to the fair value allocation of purchase price among the Acquired Cobblestone Courses in 2000 which accounted for approximately $492,000 of the decrease. These decreases were partially offset by: (i) an increase of approximately $102,000 due to a full six months of depreciation expense in 2001 on two golf course properties acquired in the first six months of 2000 and (ii) an increase of approximately $20,000 due to the acquisition of one golf course property in the first six months of 2001.

The decrease in interest expense was primarily due to the decrease in interest rates for the outstanding advances under the Company's credit facility.

Liquidity and Capital Resources
-------------------------------

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

At June 30, 2001, the Company had approximately $429,000 in cash and investments, mortgage notes receivable of approximately $15.4 million, mortgage indebtedness of approximately $27.8 million and uncollateralized indebtedness of approximately $428 million. The $455.8 million principal amount of mortgage and uncollateralized indebtedness bears interest at a weighted average rate of 7.3%. Of the $455.8 million of debt, $184.2 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2001 and 2008.

The Company currently has a $300 million unsecured credit facility with a group of lenders led by Bank One (the "Lenders"). The credit facility is comprised of
(i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "Credit Facility"). As of June 30, 2001 the outstanding balances of the Revolver and the Term Note were $168,500,000 and $98,000,000, respectively.

One of the provisions of the Company's Credit Facility requires AGC, the Company's primary lessee, to maintain a certain fixed charge coverage ratio. As of June 30, 2001, AGC had not achieved such ratio. As a result, the Company was not in compliance with this provision. On August 14, 2001, the Company obtained a waiver of such provision for the quarter ended June 30, 2001.

Additionally, two of AGC's debt instruments require AGC to maintain minimum fixed charge coverage ratios. As of June 30, 2001, AGC had not achieved such ratios. On August 8, 2001, AGC obtained a waiver of such provision for the quarter ended June 30, 2001 with respect to one of its debt instruments. AGC is currently in discussions with the other lenders to obtain a waiver of such provision in the second debt instrument at June 30, 2001.

In addition, many of the Company's and AGC's debt instruments contain "cross-default" provisions pursuant to which a default under one instrument may cause a default under one or more other instruments of the respective company. Accordingly, if enforced, either company could experience a material adverse effect on their financial condition due to enforcement of such provision. As of June 30, 2001, the outstanding balances of such instruments for the Company and AGC were $157.3 million and $34.2 million, respectively.

There can be no assurance that AGC, will be able to meet such fixed charge coverage ratios as of the end of future quarters or that the Lenders, or AGC's lenders, will grant waivers of any inability of AGC to meet these provisions or any cross-default occurring as a result of such provisions.

The Company anticipates that its cash from operations and its bank line of credit will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses acquired through August 13, 2001, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $19 million, of which approximately $18.9 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the leases, the Company's investment in such improvements. Included in the capital expenditures the Company is contractually obligated to fund, the Company has agreed to fund up to $15 million for additional capital improvements at approximately 90 of our golf courses subject to appropriate agreements regarding rent adjustments or other compensation from AGC. The Company believes that the operating performance of the courses may be enhanced by making such expenditures over the next 12 to 18 months.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or Common Units as consideration for such purchases.

For the period January 1, 2001 through August 13, 2001, the Company purchased one golf course property for an aggregate initial investment of approximately $12 million. This investment was financed by $210,000 of cash from operations, $8.7 million of advances under the Company's credit facility, and $3.1 million of proceeds from sale of properties. In addition, the Company has four golf course properties under sale contracts totaling approximately $19.6 million.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the six months ended June 30, 2001 and 2000.

                                                      Six months ended
                                                          June 30,
                                                          --------
                                                       (In thousands)

                                                     2001          2000
                                                   -------       -------

     Net income                                    $ 8,364       $ 4,810
     Distributions - Preferred Units                (4,628)       (4,628)
     Minority interest                               9,967         8,222
     Depreciation and amortization                  19,883        20,592
     Gain on sale of properties                     (1,021)         (688)
     Straight-line rent and interest                (1,452)       (1,765)
     Deferred compensation plan adjustment               -           214
     Excess land sales                                 (36)          (18)
     Depreciation - corporate                           (4)          (34)
                                                   -------       -------
     Funds from operations                          31,073        26,705

     Company's share of funds from operations        61.65%         58.8%
                                                   -------       -------

     Company's funds from operations               $19,157       $15,703
                                                   =======       =======

In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds in excess of distributions, scheduled principal reductions and capital improvement expenditures should be used for additional principal reduction or invested in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

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

  In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% change in interest rates will increase or decrease interest expense by approximately $2.7 million annually based on $271.6 million of variable-rate debt outstanding at June 30, 2001.

                          Part II.  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         See footnotes five and seven in Part I, Item 1, and Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

Item 4.  Submission of Matters to a Vote of Security Holders



         The annual meeting of stockholders of the Company was held on May 29, 2001. The matter voted upon at the meeting was the election of two directors to serve until the 2004 annual meeting of stockholders and until their successors are elected and have qualified.

         The results of the voting for election of Mr. Bruce Karatz and Mr. James M. Stanich to the Board of Directors are as follows:

                                                           Authority
         Director                    Shares Cast For        Withheld
         --------                    ---------------        --------

         Mr. Bruce Karatz                 10,555,716       1,117,596
         Mr. James M. Stanich             10,870,801         802,511


         In addition to the above directors, the following directors will continue in office:

                                         Term
         Name                           Expires
         ----                           -------

         Mr. Richard A. Archer            2003
         Mr. John C. Cushman, III         2002
         Mr. Charles S. Paul              2002
         Mr. David G. Price               2003
         Mr. Edward R. Sause              2002

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

(a)      None

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   National Golf Properties, Inc.


Date:  August 14, 2001                       By:  /s/ Neil M. Miller
                                                  ------------------
                                                  Neil M. Miller
                                                  Chief Financial
                                                  Officer