Form 10-Q
period 2001-09-30
NATIONAL GOLF PROPERTIES INC
filed 2001-11-14
CIK 905897

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No_____

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,127,148 shares of common stock, $.01 par value, as of November 9, 2001

                        NATIONAL GOLF PROPERTIES, INC.
                                   FORM 10-Q
                                     INDEX



                                                                                         Page
Part I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets of National Golf Properties, Inc. as of
               September 30, 2001 and December 31, 2000                                    3


               Consolidated Statements of Operations of National Golf Properties, Inc.
               for the three months ended September 30, 2001 and 2000                      4


               Consolidated Statements of Operations of National Golf Properties, Inc.
               for the nine months ended September 30, 2001 and 2000                       5


               Consolidated Statements of Cash Flows of National Golf Properties, Inc.
               for the nine months ended September 30, 2001 and 2000                       6

               Notes to Consolidated Financial Statements                                  7

     Item 2    Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                              12

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                 18

Part II.       Other Information                                                          19

                         Part I. Financial Information

Item 1.   Financial Statements

                        NATIONAL GOLF PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                 (Unaudited, in thousands, except share data)

                                                           September 30,       December 31,
                                                               2001                2000
                                                               ----                ----
                                    ASSETS
Property
  Land                                                      $  90,928           $  91,414
  Buildings                                                   243,783             246,158
  Ground improvements                                         442,101             457,607
  Furniture, fixtures and equipment                            47,588              49,740
  Leasehold rights                                             30,335              32,081
  Construction in progress                                     35,536              29,474
                                                            ---------           ---------
                                                              890,271             906,474
  Less: accumulated depreciation                             (201,342)           (185,453)
                                                            ---------           ---------

    Net property                                              688,929             721,021
Cash and cash equivalents                                       6,457               1,528
Investments                                                         -                 200
Mortgage notes receivable                                      15,442              15,442
Investment in joint venture                                     6,688               6,949
Due from affiliate                                              4,306               1,895
Other assets, net                                              25,126              19,071
                                                            ---------           ---------
    Total assets                                            $ 746,948           $ 766,106
                                                            =========           =========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable                                               $ 436,570           $ 456,813
Accounts payable and other liabilities                         21,522              10,103
                                                            ---------           ---------
    Total liabilities                                         458,092             466,916
                                                            ---------           ---------
Minority interest                                             172,682             177,356
                                                            ---------           ---------

Stockholders' Equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized - none issued                                        -                   -
  Common stock, $.01 par value, 40,000,000 shares
    authorized, 13,127,148 and 12,963,845 shares
    issued and outstanding at September 30, 2001 and
    December 31, 2000, respectively                               131                 130
  Additional paid in capital                                  119,002             124,741
  Unamortized restricted stock compensation                    (2,959)             (3,037)
                                                            ---------           ---------
    Total stockholders' equity                                116,174             121,834
                                                            ---------           ---------
    Total liabilities and stockholders' equity              $ 746,948           $ 766,106
                                                            =========           =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)

                                                         For the three            For the three
                                                         months ended             months ended
                                                      September 30, 2001       September 30, 2000
                                                      -------------------      -------------------
Revenues:
 Rent from affiliates                                      $29,096                   $ 28,062
 Rent                                                          319                        304
 Equity in income from joint venture                           132                        123
                                                           -------                   --------
   Total revenues                                           29,547                     28,489
                                                           -------                   --------

Expenses:
 General and administrative                                  1,469                      1,273
 Depreciation and amortization                               9,689                      9,771
                                                           -------                   --------
   Total expenses                                           11,158                     11,044
                                                           -------                   --------

 Operating income                                           18,389                     17,445

Other income (expense):
 Interest income from affiliates                                 -                        138
 Interest income                                               331                        373
 Gain/(loss) on sale of properties                          (4,956)                     2,763
 Other income                                                   33                        492
 Interest expense                                           (8,800)                   (10,286)
                                                           -------                   --------
Income before minority interest                              4,997                     10,925
Income applicable to minority interest                      (3,441)                    (5,660)
                                                           -------                   --------

Net income                                                 $ 1,556                   $  5,265
                                                           =======                   ========

Basic earnings per share                                   $  0.12                   $   0.40
Weighted average number of shares                           12,937                     13,130

Diluted earnings per share                                 $  0.12                   $   0.39
Weighted average number of shares                           13,115                     13,465

Distribution declared per common share outstanding         $  0.46                   $   0.46

  The accompanying notes are an integral part of these consolidated financial statements.

                        NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (Unaudited, in thousands, except per share amounts)

                                                         For the nine             For the nine
                                                         months ended             months ended
                                                      September 30, 2001       September 30, 2000
                                                      ------------------       ------------------
Revenues:
   Rent from affiliates                                     $ 85,943                 $ 82,051
   Rent                                                          956                      910
   Equity in income from joint venture                           380                      345
                                                            --------                 --------
     Total revenues                                           87,279                   83,306
                                                            --------                 --------

Expenses:
   General and administrative                                  4,377                    4,301
   Depreciation and amortization                              29,400                   30,183
                                                            --------                 --------
     Total expenses                                           33,777                   34,484
                                                            --------                 --------

   Operating income                                           53,502                   48,822

Other income (expense):
   Interest income from affiliates                                 -                      403
   Interest income                                             1,014                      888
   Gain/(loss)  on sale of properties                         (3,935)                   3,451
   Other income                                                   96                      520
   Interest expense                                          (27,349)                 (30,127)
                                                            --------                 --------

Income before minority interest                               23,328                   23,957
Income applicable to minority interest                       (13,408)                 (13,882)
                                                            --------                 --------
Net income                                                  $  9,920                 $ 10,075
                                                            ========                 ========

Basic earnings per share                                    $   0.77                 $   0.79
Weighted average number of shares                             12,884                   12,806

Diluted earnings per share                                  $   0.76                 $   0.77
Weighted average number of shares                             13,062                   13,116

Distribution declared per common share outstanding          $   1.38                 $   1.36

  The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited, in thousands)

                                                              For the nine             For the nine
                                                              months ended             months ended
                                                           September 30, 2001       September 30, 2000
                                                           ------------------       ------------------

Cash flows from operating activities:
      Net income                                                 $  9,920                 $ 10,075
      Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                               29,400                   30,183
       Amortization of loan costs                                   1,498                    1,065
       Amortization of restricted stock                             1,127                    1,177
       Minority interest in earnings                               13,408                   13,882
       Distributions from joint venture, net
          of equity in income                                         261                      261
       (Gain)/loss on sale of properties                            3,935                   (3,451)
       Straight-line rent and interest                             (2,199)                  (2,726)
       Other adjustments                                                -                      186
       Changes in assets and liabilities:
          Other assets                                             (3,089)                  (4,785)
          Accounts payable and other liabilities                   10,329                    9,716
          Due from affiliate                                       (1,982)                  (1,906)
                                                                 --------                 --------
           Net cash provided by operating activities               62,608                   53,677
                                                                 --------                 --------
Cash flows from investing activities:
  Issuance of mortgage note receivable                                  -                     (465)
  Proceeds from sale of available-for-sale securities                 200                        -
  Purchase of property and related assets                         (22,773)                 (32,800)
  Proceeds from sale of property and related assets                19,652                   12,392
                                                                 --------                 --------
           Net cash used by investing activities                   (2,921)                 (20,873)
                                                                 --------                 --------

Cash flows from financing activities:
  Principal payments on notes payable                             (94,379)                 (74,465)
  Proceeds from notes payable                                      74,000                   79,000
  Purchase of stock under repurchase plan                               -                   (2,151)
  Loan costs                                                         (555)                     (60)
  Proceeds from stock options exercised                             1,179                        -
  Cash distributions                                              (17,763)                 (17,405)
  Limited partners' cash distributions                            (17,240)                 (17,821)
                                                                 --------                 --------
           Net cash used by financing activities                  (54,758)                 (32,902)
                                                                 --------                 --------

Net increase/(decrease) in cash and cash equivalents                4,929                      (98)
Cash and cash equivalents at beginning of period                    1,528                    2,491
                                                                 --------                 --------
Cash and cash equivalents at end of period                       $  6,457                 $  2,393
                                                                 ========                 ========

Supplemental cash flow information:
 Interest paid                                                   $ 20,680                 $ 25,708
 Taxes paid                                                      $    131                 $     45

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

                        NATIONAL GOLF PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

     National Golf Properties, Inc. (the "Company") owns all of its golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"). This general partner interest represents 63.9% ownership of the outstanding common units of partnership interest in the Operating Partnership ("Common Units"). In August 2000, the Company acquired the remaining 11% interest in Royal Golf, L.P. II ("Royal Golf") from the limited partner. The Company previously owned 89% of Royal Golf.

     The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated.

     The accompanying consolidated financial statements for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2000 has been derived from the audited financial statements, but does not include all disclosures required by GAAP. Certain prior year amounts have been reclassified to conform to the current year's presentation.

     Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

     The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended September 30, 2001 and 2000 were 178,255 and 334,032, respectively. The incremental shares for the nine months ended September 30, 2001 and 2000 were 177,980 and 310,373, respectively.

(2)  Property Acquisitions and Sales
     -------------------------------

     During the nine months ended September 30, 2001, the Company purchased one golf course, described below, for an initial investment of approximately $12.1 million. The acquisition has been accounted for utilizing the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The acquired golf course is leased to American Golf Corporation ("AGC"), a related party, pursuant to a long-term triple net lease.

                                 Acquisitions
                                 ------------

     Acquisition                                                                                 Initial
        Date                    Course Name                   Location                          Investment
        ----                    -----------                   --------                          ----------
                                                                                              (In thousands)
      6/4/01            Marbella Country Club         San Juan Capistrano, California            $12,082
                                                                                                 -------
                        Total Initial Investment                                                 $12,082
                                                                                                 =======

     During the nine months ended September 30, 2001, the Company sold eight golf course properties, described below, for aggregate consideration of approximately $22.6 million. The Company received net cash proceeds of approximately $19.7 million. Escrow proceeds of approximately $2.6 million, which were receivable at September 30, 2001, were subsequently received. The Company recognized a net loss of approximately $3.9 million from these transactions.

                                     Sales
                                     -----

               Sale
               Date                  Course Name                      Location                 Gain/(Loss)
               ----                  -----------                      --------                 -----------
                                                                                              (In thousands)
             4/17/01          Eagle Golf Club                    Broomfield, Colorado            $  2,058
             6/21/01          Honey Bee Golf Club                Virginia Beach, Virginia            (509)
             6/21/01          Chesapeake Golf Club               Chesapeake, Virginia                (528)
             8/15/01          Baymeadows Golf Club               Jacksonville, Florida               (241)
             8/17/01          Sabal Palm Golf Course             Tamarac, Florida                     453
             9/21/01          Goshen Plantation Country Club     Augusta, Georgia                    (613)
             9/28/01          River's Edge Golf Club             Fayetteville, Georgia               (536)
             9/30/01          Los Rios Country Club              Plano, Texas                      (4,019)
                                                                                                 --------
                              Net Loss                                                           $ (3,935)
                                                                                                 ========

(3)  Lease Rental Agreements
     -----------------------

     GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be recognized on a straight-line basis. For the three months ended September 30, 2001 and 2000, the straight-lining of rent resulted in additional rent revenue of approximately $747,000 and $961,000, respectively. For the nine months ended September 30, 2001 and 2000, the straight-lining of rent resulted in additional rent revenue of approximately $2,199,000 and $2,726,000, respectively.

(4)  Notes Payable
     -------------

     The Company currently has a $300 million unsecured credit facility with a group of lenders led by Bank One (the "Lenders"). The credit facility is comprised of (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "Credit Facility"). As of September 30, 2001 the outstanding balances of the Revolver and the Term Note were $150,000,000 and $98,000,000, respectively.

     The Company's Credit Facility requires AGC, the Company's primary lessee, to maintain a certain fixed charge coverage ratio and to be in compliance with AGC's debt instruments. For the quarter ended June 30, 2001, AGC had not achieved such ratio and also was not in compliance with certain provisions of AGC's debt instruments and, accordingly, the Company was not in compliance with the Credit Facility. On August 14, 2001, the Company obtained a waiver of such non-compliance for the quarter ended June 30, 2001, which remained in effect through October 1, 2001. For the quarter ended September 30, 2001, AGC had not achieved such fixed charge coverage ratio and also was not in compliance with certain provisions of AGC's debt instruments and, accordingly, the Company was not in compliance with the Credit Facility. The Company is in discussions with its Lenders regarding the aforementioned non-compliance. There can be no assurance as to the outcome of these discussions.

     Some of the Company's debt instruments contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of September 30, 2001, the outstanding balances of such instruments for the Company was $157.3 million.

     If the default or cross-default provisions are enforced by the Lenders, the Company could experience a material adverse effect on its financial condition.

     Two of AGC's debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarter ended June 30, 2001, AGC had not achieved such fixed charge coverage ratios. On August 8, 2001, AGC obtained a waiver of such non-compliance with respect to one of its debt instruments for the quarter ended June 30, 2001, which remained in effect through October 1, 2001, the expiration of which resulted in a default under this debt instrument. For the quarter ended September 30, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain other financial tests. AGC is in discussions with the lenders under each of the debt instruments regarding the aforementioned default and non-compliance. There can be no assurance as to the outcome of these discussions.

     Some of AGC's debt instruments contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of September 30, 2001, the outstanding balances of such instruments for AGC was $72.4 million.

     If the default or cross-default provisions are enforced by AGC's lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company's primary lessee, could have a material adverse effect on the Company's financial condition.

     There can be no assurance that AGC will be able to satisfy the financial and other covenants in its debt instruments as of the end of future quarters or that the Lenders, or AGC's lenders, will grant waivers of the non-compliance with these provisions or any cross-default occurring as a result of such non-compliance.

(5)  Pro Forma Financial Information
     -------------------------------

     The pro forma financial information set forth below is presented as if the 2001 acquisitions and sales (Note 2) had been consummated prior to January 1, 2000.

     The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions and sales had been consummated prior to January 1, 2000, nor is it indicative of the results of operations for future periods.

                                                               For the nine months
          (In thousands, except per share amounts)             ended September 30,
          ----------------------------------------             -----------------------
                                                                 2001           2000
                                                               --------       --------
          Revenues from rental property                         $84,894        $80,793
          Net income                                            $12,145        $ 9,702
          Basic earnings per share                              $  0.94        $  0.76
          Diluted earnings per share                            $  0.93        $  0.74

The pro-forma financial information includes the following adjustments: (i) a decrease in rent from affiliates in 2001 and 2000; (ii) a decrease in depreciation expense in 2001 and 2000; (iii) the elimination of the loss on sales of properties in 2001; and (iv) a decrease in interest expense in 2001 and 2000.

(6)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

     Non-cash transactions for the nine months ended September 30, 2001 include a receivable of approximately $2,587,000 of escrow proceeds in connection with the sale of Los Rios Country Club which were received subsequent to September 30, 2001.


(7)  Impact of Recently Issued Accounting Standards
     ----------------------------------------------

     In July 2001, the Financial Accounting Standards Board (the "FASB")issued Statement of Financial Accounting Standards No. ("SFAS") 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets." These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company's fiscal year 2002. The Company is evaluating the requirements of these standards; however, it does not believe that these standards will have a material impact on the Company's consolidated financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement will be effective at the beginning of 2002. The Company is currently assessing, but has not yet determined the impact, if any, of SFAS No. 144 on its financial position or results of operations.

(8)  Other Data
     ----------

     AGC is the lessee of all but four of the golf courses in the Company's portfolio at September 30, 2001. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company's outstanding common stock, approximately 16.6% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

     The following table sets forth certain condensed unaudited financial information concerning AGC:

                                                   September 30,       December 31,
                                                       2001                2000
                                                       ----                ----
                                                            (In thousands)
     Current assets                                 $117,960            $ 93,851
     Non-current assets                              168,065             179,140
                                                    --------            --------
       Total assets                                 $286,025            $272,991
                                                    ========            ========

     Current liabilities                            $201,235            $119,739
     Long-term liabilities                            71,364             136,910
     Minority interest                                     -                 158
     Shareholders' equity                             13,426              16,184
                                                    --------            --------

     Total liabilities and shareholders' equity     $286,025            $272,991
                                                    ========            ========

                                                   For the nine months ended
                                                          September 30,
                                                     2001                2000
                                                     ----                ----
                                                          (In thousands)
     Total revenues                                 $578,321            $589,281
                                                    ========            ========

     Net income/(loss)                              $(10,768)           $ 13,469
                                                    ========            ========

     Total revenues from golf course operations and management agreements for AGC decreased by approximately $11 million or 1.9%, to $578.3 million for the nine months ended September 30, 2001 compared to $589.3 million for the nine months ended September 30, 2000.

     The net loss of $10.8 million for the nine months ended September 30, 2001 represents a $24.3 million decrease from net income of $13.5 million for the corresponding nine months of 2000. AGC's net income and gross revenues in the nine months ended September 30, 2001, particularly green fee revenue and initiation fee revenue from membership sales, were adversely impacted by weather, general economic conditions and increased competition for golfers. Poor weather conditions in California, Las Vegas and Phoenix during the first quarter and in the midwest during the second quarter accounted for much of the decline in green fee revenue. The decline in green fee revenue and much of the decline in membership sales are also attributable to the general economic conditions in the United States. As businesses forego their outings or decrease their discretionary spending, AGC's tournament revenues have declined. AGC has also experienced a decline in fee-paying guest play at private clubs as business-related spending slows. Finally, the development of new golf courses in certain markets, particularly the southeastern United States, has had a negative impact on rounds played at AGC's courses in those markets.

     The recent terrorist attacks on the U.S. and related military actions have created additional uncertainty in the state of the overall U.S. economy. As a result of the uncertainty caused by these events, AGC's operating performance has been negatively impacted as revenues have decreased. There can be no assurance that the economic and political climate will fully recover in the near future, and the longer-term and indirect consequences from these events are not yet fully known.

     AGC has implemented and continues to review appropriate actions to reduce operating costs without compromising golf course conditions and customer service standards. General and administrative expenses declined $4.4 million during the nine months ended September 30, 2001. In addition, more than $5.7 million of expenses in 2001 are non-recurring, primarily resulting from the disposition of assets.

     Two of AGC's debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarter ended June 30, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC's debt instruments. On August 8, 2001, AGC obtained a waiver of such non-compliance with respect to one of its debt instruments for the quarter ended June 30, 2001, which remained in effect through October 1, 2001, the expiration of which resulted in a default under this debt instrument. For the quarter ended September 30, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain other financial tests. AGC is in discussions with the lenders under each of the debt instruments regarding the aforementioned default and non-compliance. There can be no assurance as to the outcome of these discussions.

     Some of AGC's debt instruments contain cross-default provisions pursuant to which a default under one instrument causes a default under one or more other instruments. As of September 30, 2001, the outstanding balances of such instruments for AGC was $72.4 million.

     If the default or cross-default provisions are enforced by AGC's lenders, AGC could experience a material adverse effect on its financial condition.

     There can be no assurance that AGC will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that AGC's lenders will grant waivers of the default and non-compliance with such provisions either with respect to the second and third quarter of 2001 or future quarters.

(9)  Subsequent Events
     -----------------

     On October 4, 2001, the Board of Directors declared a distribution of $0.46 per share for the quarter ended September 30, 2001 to stockholders of record on October 31, 2001, which distribution will be paid on November 15, 2001.

     On October 22, 2001 the Company entered into an agreement to sell one golf course property for approximately $3.3 million. The Company expects to recognize a gain on the sale.

     On October 24, 2001 the Company sold BlackLake Golf Course for approximately $9 million. The Company expects to recognize a gain of approximately $160,000 on the sale.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

This Form 10-Q, including the footnotes to the Company's consolidated financial statements, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation:

     . statements regarding possible or assumed future results of the Company's operations;

     . statements that include any forecasts, projections or descriptions of anticipated cost savings or of anticipated funds available for distribution, and statements incorporated by reference from documents filed by us with the Securities and Exchange Commission ("SEC") and any statements made in this Form 10-Q or in our other documents filed with the SEC regarding future cash flows, business prospects, revenues, working capital, liquidity, financing sources and availability, capital needs, interest costs and income;

     . any statements preceded by, followed by or that include the words "believes," "expects," "plans," "estimates," "anticipates," "assumes," "intends," "could," "may," "will" or similar expressions; and

     . any other statements contained or incorporated by reference herein regarding matters that are not historical facts.

The Company cannot assure the future results, performance or outcomes of the matters described in these forward-looking statements. Rather, these statements merely reflect the Company's current expectations of the approximate result, performance or outcome of the matter and speak only as of the date of this Form 10-Q or as of such other date specifically referenced. You should therefore exercise caution in interpreting and relying on the forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of the Company. These risks, uncertainties and other factors may cause actual results, performance or outcomes to differ materially from the anticipated future results, performance or outcomes expressed or implied by such forward-looking statements.

The Company's future results of operations may be impacted as a result of one or more of the following factors which impact the results of operations of the Company and AGC, the principal lessee of its golf courses:

     . the Company's lenders may not agree to waive its non-compliance with financial or other covenants under its credit facility or any cross-default occurring as a result thereof;

     . the Company may be unable to refinance, replace, extend or repay its outstanding indebtedness on favorable terms or at all prior to the maturity of such indebtedness;

     . the Company may be unable to restructure the leases with its primary tenant, American Golf Corporation, on favorable terms or at all;

     . AGC's lenders may not agree to waive its default or non-compliance with financial or other covenants under its debts instruments;

     . attractive consolidation opportunities in the golf industry may not present themselves or the Company may not be able to take advantage of such opportunities;

     . the Company may be unable to dispose of its slower-growth and non-strategic properties on favorable terms in order to either reinvest the proceeds in higher-yielding properties or reduce outstanding indebtedness;

     . the Company's properties may continue to experience a decline in course-level revenue and reduced tourism in our destination travel markets as a result the effects of the general economic recession, the September 11, 2001 terrorist attacks or subsequent similar events;

     . the Company's properties may experience increased competition for golfers, primarily through the continued construction of new golf courses and facilities; and

     . the Company's core markets may experience poor weather conditions that have an adverse effect on green fee and other revenue.

The Company cannot predict with any certainty whether any of the above factors will continue in future periods. However, if these factors continue in future periods, or if inclement weather in the regions where the Company's golf courses are located results in significant decreases in play, AGC would experience decreases in course level revenue which, as a result, may adversely impact its ability to make lease payments to the Company.

If the default or cross-default provisions are enforced by AGC's lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company's primary lessee, could have a material adverse effect on the Company's financial condition.

In addition, some of the factors that could cause actual results, performance or outcomes to differ materially from those expressed or implied by the forward-looking statements contained in this Form 10-Q have been disclosed in reports and other documents that the Company has previously filed with the SEC. You should be aware that the risk factors contained in those reports and documents may not be exhaustive. Therefore, we recommend that you read the information in those reports and documents together with other reports and documents that we file with the SEC from time to time, including our Forms 10-K, 10-Q and 8-K and Proxy Statements, which may supplement, modify, supersede or update those risk factors.

The discussion of the results of operations compares the three months ended September 30, 2001 with the three months ended September 30, 2000 and the nine months ended September 30, 2001 with the nine months ended September 30, 2000.

Results of Operations
---------------------

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

Net income decreased by approximately $3,709,000 to $1,556,000 for the three months ended September 30, 2001 compared to $5,265,000 for the three months ended September 30, 2000. The decrease was primarily attributable to: (i) a decrease in interest income of approximately $180,000; (ii) a decrease in other income of approximately $459,000; and (iii) a decrease in gain on sale of properties of approximately $7,719,000, which were offset by: (i) an increase in rent revenue of approximately $1,049,000; (ii) a decrease in depreciation and amortization expense of approximately $82,000; (iii) a decrease in interest expense of approximately $1,486,000, and (iv) a decrease in minority interest expense of approximately $2,219,000.

The decrease in other income was primarily due to a $492,000 decrease in excess land sales.

The increase in rent revenue was primarily attributable to: (i) the acquisition of one golf course property subsequent to September 30, 2000 which accounted for approximately $331,000 of the increase; (ii) an increase of approximately $180,000 from the transfer of El Camino Country Club to the Company in satisfaction of the El Camino Mortgage in 2000; and (iii) the increase in rents under the leases with respect to golf course properties owned at June 30, 2000 and September 30, 2001, which accounted for approximately $1.2 million of the increase. These increases were partially offset by a decrease of approximately $665,000 related to the sale of twelve golf course properties after June 30, 2000.

The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation of approximately $92,000. The decrease was primarily due to the sale of 12 golf course properties after June 30, 2000 which accounted for approximately $253,000 of depreciation and decreases as assets became fully depreciated which accounted for approximately $23,000 of the decrease. This was offset by increases of approximately $122,000 due to the acquisition of one golf course property after September 30, 2000 and approximately $76,000 from the transfer of El Camino Country Club to the Company in satisfaction of the El Camino Mortgage in 2000.

The decrease in interest expense was primarily due to a decrease in the outstanding balance and a decrease in interest rates for the outstanding advances under the Company's Credit Facility.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

Net income decreased by approximately $155,000 to $9,920,000 for the nine months ended September 30, 2001 compared to $10,075,000 for the nine months ended September 30, 2000. The decrease was primarily attributable to: (i) an increase in rent revenue of approximately $3,938,000; (ii) a decrease in depreciation and amortization expense of approximately $783,000; (iii) a decrease in gain on sale of properties of approximately $7,386,000; and (iv) a decrease in interest expense of approximately $2,778,000.

The increase in rent revenue was primarily attributable to: (i) an increase of approximately $426,000 from the acquisition of one golf course property in 2001;
(ii) a full nine months of rent on two golf course properties acquired in the first nine months of 2000 which accounted for $294,000 of the increase; (iii) an increase of approximately $536,000 from the transfer of El Camino Country Club to the Company in satisfaction of the El Camino Mortgage in 2000; and (iv) the increase in rents under the leases with respect to the golf course properties owned at December 31, 1999 and September 30, 2001, which accounted for approximately $4,047,000 of the increase. These increases were partially offset by a decrease of approximately $1,365,000 due to the sale of 14 golf course properties after December 31, 1999.

The decrease in depreciation and amortization expense was primarily due to a decrease in depreciation of approximately $833,000. The decrease in depreciation expense was primarily due to: (i) the sale of 14 golf course properties subsequent to December 31, 1999, which accounted for approximately $692,000 of the decrease and (ii) decreases as assets became fully depreciated which accounted for approximately $672,000 of the decrease. These decreases were partially offset by: (i) an increase of approximately $225,000 from the transfer of El Camino Country Club to the Company in satisfaction of the El Camino Mortgage in 2000; (ii) an increase of approximately $102,000 due to a full nine months of depreciation expense in 2001 on two golf course properties acquired in the first nine months of 2000 and (iii) an increase of approximately $143,000 due to the acquisition of one golf course property in the first nine months of 2001.

The decrease in interest expense was primarily due to a decrease in the outstanding balance and a decrease in interest rates for the outstanding advances under the Company's credit facility.

Liquidity and Capital Resources

In order to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to make substantial distributions to its stockholders. Distributions are declared at the discretion of the Board of Directors. The following factors, among others, will affect funds from operations and may influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) changes in payment of base rent under the leases with respect to the golf courses; (iii) changes in the payment to the Company of percentage rent under the leases with respect to the golf courses; and (iv) increase in preferred distributions resulting from the issuance of cumulative redeemable preferred units, representing a limited partnership interest in the Operating Partnership. Any decision by the Company's Board of Directors relating to the Company's restructuring alternatives and its relationship with American Golf Corporation (discussed below) may affect the Company's future dividend policy. Although the Company receives most of its rental payments on a monthly basis, it has and intends to continue to pay distributions quarterly. The Board of Directors may, however, modify its distribution policy at any time.

At September 30, 2001, the Company had approximately $6.4 million in cash and investments, mortgage notes receivable of approximately $15.4 million, mortgage indebtedness of approximately $27.7 million and uncollateralized indebtedness of approximately $408.9 million. The $436.6 million principal amount of mortgage and uncollateralized indebtedness bears interest at a weighted average rate of 7.17%. Of the $436.6 million of debt, $164.6 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2001 and 2008, including the Revolver and Term Note discussed below which mature in March 2002 and March 2004, respectively.

The Company currently has a $300 million unsecured credit facility with a group of lenders led by Bank One (the "Lenders"). The credit facility is comprised of
(i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "Credit Facility"). As of September 30, 2001 the outstanding balances of the Revolver and the Term Note were $150,000,000 and $98,000,000, respectively.

The Company's Credit Facility requires AGC, the Company's primary lessee, to maintain a certain fixed charge coverage ratio and to be in compliance with AGC's debt instruments. For the quarter ended June 30, 2001, AGC had not achieved such ratio and also was not in compliance with certain provisions of AGC's debt instruments and, accordingly, the Company was not in compliance with the Credit Facility. On August 14, 2001, the Company obtained a waiver of such non-compliance for the quarter ended June 30, 2001, which remained in effect through October 1, 2001. For the quarter ended September 30, 2001, AGC had not achieved such fixed charge coverage ratio and also was not in compliance with certain provisions of AGC's debt instruments and, accordingly, the Company was not in compliance with the Credit Facility. The Company is in discussions with its Lenders regarding the aforementioned non-compliance. There can be no assurance as to the outcome of these discussions.

Some of the Company's debt instruments contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. For the quarter ended September 30, 2001, the outstanding balances of such instruments for the Company was $157.3 million.

If the default or cross-default provisions are enforced by the Lenders, the Company could experience a material adverse effect on its financial condition.

Two of AGC's debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarter ended June 30, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC's debt instruments. On August 8, 2001, AGC obtained a waiver of such non-compliance for the quarter ended June 30, 2001, with respect to one of its debt instruments which remained in effect through October 1, 2001, the expiration of which resulted in a default under this debt instrument. For the quarter ended September 30, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with such financial tests. AGC is in discussions with the lenders under each of the debt instruments regarding the aforementioned default and non-compliance. There can be no assurance as to the outcome of these discussions.

Some of AGC's debt instruments contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of September 30, 2001, the outstanding balances of such instruments for AGC was $72.4 million.

If the default or cross-default provisions are enforced by AGC's lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company's primary lessee, could have a material adverse effect on the Company's financial condition.

There can be no assurance that AGC will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that the Company's or AGC's lenders will grant waivers of any inability of AGC to meet these provisions or any cross-default occurring as a result of such provisions.

The Company's portfolio experienced declining course-level revenues during the first nine months of 2001 due to poor weather, general economic conditions and increased competition. The portfolio was also adversely affected by the terrorist attacks on September 11, 2001, particularly courses in destination travel markets such as Las Vegas and Phoenix.

These market conditions are also adversely affecting the operating results of the Company's primary tenant, AGC. The Company's properties that are operated by AGC reported a ratio of operating income to rent of 0.93 for the nine months ended September 30, 2001. AGC has recently informed the Company that it may be unable to fully satisfy its rental obligations in the near term as it enters the off-season winter months. Although the Company expects to receive AGC's rent payment in December, the Company is in discussions with AGC regarding the timing and payment of its rental obligations during the next several months.

In addition, the Company's Board of Directors has authorized the Company to engage financial and legal advisors to assist the Company in considering restructuring alternatives that will include an evaluation of the Company's leases with AGC and the Company's long-term objectives. Any decision by the Company's Board of Directors in this regard may affect the Company's future dividend policy.

The Company anticipates that its cash from operations and its bank line of credit (subject to the non-compliance issues set forth above) will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions; and allow distributions to the Company's stockholders in accordance with the Code's requirements for qualification as a REIT and to avoid any corporate level federal income or excise tax. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. For golf courses owned as of November 9, 2001, the Company is required under the leases to pay for various remaining capital improvements totaling approximately $18.9 million, of which approximately $18.7 million will be paid during the next two years. The Company believes these improvements will add value to the golf courses and increase the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be increased to reflect, over the term of the leases, the Company's investment in such improvements. Included in the capital expenditures the Company is contractually obligated to fund, the Company has agreed to fund up to $15 million for additional capital improvements at approximately 90 of our golf courses subject to appropriate agreements regarding rent adjustments or other compensation from AGC. The Company believes that the operating performance of the courses may be enhanced by making such expenditures over the next 12 to 18 months.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses common stock or Common Units as consideration for such purchases.

For the period January 1, 2001 through November 9, 2001, the Company purchased one golf course property for an aggregate initial investment of approximately $12.1 million. This investment was financed by $266,000 of cash from operations, $8.7 million of advances under the Company's credit facility, and $3.1 million of proceeds from sales of properties. The Company sold nine golf course properties for approximately $31.6 million. In addition, the Company has one golf course property under sale contract for approximately $3.3 million. These sales are consistent with the Company's plan to continue to evaluate its portfolio, dispose of slower-growth and non-strategic properties and either reinvest the proceeds in higher-yielding assets or reduce outstanding indebtedness.

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

Other Data
----------

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company, rather than a measure predicated on GAAP, which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss), excluding gains or losses from sales of properties, plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow as a measure of liquidity.

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the nine months ended September 30, 2001 and 2000.

                                                 Nine months ended September 30,
                                                         (In thousands)
                                                   2001                     2000
                                                   ----                     ----
     Net income                                   $ 9,920                   $10,075
     Distributions--Preferred Units                (6,941)                   (6,941)
     Minority interest                             13,408                    13,882
     Depreciation and amortization                 29,650                    30,444
     (Gain)/loss on sale of properties              3,935                    (3,451)
     Straight-line rent and interest               (2,199)                   (2,726)
     Deferred compensation plan adjustment              -                       138
     Excess land sales                                (44)                     (518)
     Depreciation--corporate                           (5)                      (48)
                                                  -------                   -------
     Funds from operations                         47,724                    40,855

     Company's share of funds from operations       61.43%                     60.2%
                                                  -------                   -------
     Company's funds from operations              $29,317                   $24,595
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

In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% change in interest rates will increase or decrease interest expense by approximately $2.7 million annually based on approximately $272 million of variable-rate debt outstanding at September 30, 2001.

                          Part II. Other Information

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          See footnotes four and eight in Part I, Item 1, and Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

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

                                       National Golf Properties, Inc.

Date: November 14, 2001
                                       By:  /s/ Neil M. Miller
                                          --------------------------------
                                            Neil M. Miller
                                            Chief Financial Officer