Form 10-K405
period 2001-12-31
NATIONAL GOLF PROPERTIES INC
filed 2002-04-01
CIK 905897

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 1-12246

NATIONAL GOLF PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	95-4549193
(State of incorporation)	(I.R.S. Employer Identification No.)

2951 28th Street, Suite 3001 Santa Monica, CA	90405
(Address of principal executive offices)	(Zip Code)

(310) 664-4100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 19, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $87.1 million, based upon the closing price ($7.26) on the New York Stock Exchange on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

13,121,148 shares of common stock, $.01 par value, as of March 19, 2002

Documents Incorporated By Reference

Portions of the registrant’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III.

PART I

The following discussion of the business of National Golf Properties, Inc. (the “Company”) relates to the fiscal year ended December 31, 2001. While the Company’s business objectives and operating strategy continue to include owning quality golf courses and leasing such properties to experienced operators, due to liquidity constraints, which were caused primarily by the financial condition of the Company’s primary tenant, American Golf Corporation (“AGC”), the Company has had to alter its strategy in some respects in 2002. For example, the Company has accelerated its sales of non-strategic golf courses and entered into a merger and reorganization agreement with AGC and certain affiliates of AGC pursuant to which the Company and AGC will become subsidiaries of a newly formed corporation and the Company will cease to be a Real Estate Investment Trust (“REIT”). AGC, which suffered significant financial losses in 2001 and has experienced difficulty with its liquidity, is not in compliance with the terms of its leases with the Company due to its failure to be current in its rental payments to the Company. As of March 19, 2002, AGC had paid approximately $8.9 million and owed approximately $17.5 million of rent to the Company for the period January 1, 2002 through March 31, 2002. These and other developments are described in the “Recent Developments” section of this Form 10-K. The following discussion inserts where appropriate a cross reference to the Recent Developments section and should be read in the context of those recent developments.

Item 1.    BUSINESS

a)  General Development of Business

The Company commenced operations effective with the completion of its initial public stock offering (the “Offering”) of common stock, par value $.01 per share (the “Common Stock”), on August 18, 1993. The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

The Company became the general partner in National Golf Operating Partnership, L.P. (the “Operating Partnership”) when the Operating Partnership was formed as a Delaware limited partnership in June 1993. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II (“Royal Golf”). Royal Golf owned four golf courses on Hilton Head Island, South Carolina. In August 2000, the Company acquired the remaining 11% interest in Royal Golf from the limited partner. Unless the context otherwise requires, all references to the Company’s business and properties include the business and properties of the Operating Partnership and Royal Golf.

In 1997, the Company acquired a 50% general partnership interest in Pumpkin Ridge Joint Venture (“Pumpkin Ridge”). Pumpkin Ridge owns two golf courses in Cornelius, Oregon. The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.

The Company is the sole general partner in the Operating Partnership and currently owns 63.9% of the common partnership interest in the Operating Partnership. The limited partners are individuals, partnerships, corporations and trusts who have contributed their properties in exchange for units of common partnership interest (“Common Units”) or who have contributed cash in exchange for units of preferred partnership interest (“Preferred Units”).

In 2001, the Company purchased one golf course for an aggregate initial investment of approximately $12.1 million. This investment was financed by approximately $266,000 of cash from operations, $8.7 million of advances under the Company’s credit facility and $3.1 million of proceeds from sale of properties in Code section 1031 exchange transactions. The Company sold ten golf courses in 2001 for approximately $34.7 million and recognized a loss of approximately $3 million from these transactions. Between December 31, 2001 and March 19, 2002, the Company sold six golf courses for approximately $18.7 million and expects to recognize a gain of approximately $1.6 million from these transactions. As of March 19, 2002 the Company had two golf courses under contract for sale for approximately $16.1 million. The Company expects to recognize a gain from these transactions.

The following diagram depicts the beneficial ownership of the Company, the Operating Partnership and Pumpkin Ridge as of March 19, 2002:

*	The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting.
**	The Company has a participating mortgage loan on one golf course which it does not own; one golf course is managed by AGC pursuant to a management agreement.

b)  Narrative Description of Business

As of March 19, 2002, the Company’s portfolio of 131 golf courses consists of one participating mortgage loan, which is collateralized by a mortgage on the golf course, and ownership interests in 130 golf courses, including the two golf courses owned by Pumpkin Ridge, in 118 separate locations in 22 states (collectively, the “Golf Courses”). As a self-administered REIT, the Company’s own employees perform its administrative and management functions, rather than the Company relying on an outside manager for these services.

The Golf Courses may include facilities such as clubhouses with restaurants, banquet space, locker rooms and retail pro shops, driving ranges, pools, tennis courts and fitness facilities. Services provided at such properties may include golf cart rentals, golf and tennis lessons, banquets and tournaments. In order to maintain qualification as a REIT, the Company’s income must be derived from real-property related sources, including rents from real property and generally excluding income from the operation of a golf course. Accordingly, the Company is generally precluded from operating golf courses and, as a consequence, leases the Golf Courses to experienced golf course operators. In selecting operators, the Company considers factors such as the number of years that the operator has been in operation, the experience of the management team, the operator’s net worth or ability to provide credit support to the Company, the number of golf courses currently owned, leased or managed by the operator, and the operator’s ability to maximize the revenues of the golf course and to improve the long-term value of the golf course (for a more complete description of the Company’s primary tenant, AGC, and its financial condition and difficulty with liquidity, see “Tenant and Leases”, “Recent Developments” and “Liquidity and Capital Resources” sections).

Business Objectives and Operating Strategies

The Company’s primary business objective is to maximize stockholder return through the ownership and acquisition of quality golf courses and the subsequent lease of such properties to experienced operators. The Company focuses on the ownership and acquisition of golf course properties that have strong revenue and cash flow growth potential and generally expects to hold such properties for long-term investment and capital appreciation. The Company’s business and operating strategies include:

•
Increasing income and portfolio value by continuing the selective acquisition of golf course properties in major metropolitan areas or resort locations having strong golf characteristics, which properties demonstrate potential for significant revenue and cash flow increases. For the period August 18, 1993 to December 31, 2001, the Company purchased 117 Golf Courses, including the two Golf Courses owned by Pumpkin Ridge and the three leasehold interests in the Golf Courses at Carmel Mountain Ranch Country Club and Sweetwater Country Club, in which the Company already owned the fee interest, for an aggregate initial investment of approximately $723.3 million;

•
Disposing of slower-growth and non-strategic properties and reinvesting proceeds in higher-yielding assets or reducing outstanding indebtedness. During the year ended December 31, 2001, the Company sold ten golf course properties for aggregate consideration of approximately $34.7 million. The Company received net cash proceeds of approximately $33.8 million. The Company recognized a net loss of approximately $3 million from these transactions. Between December 31, 2001 and March 19, 2002, the Company sold six golf courses for approximately $18.7 million and expects to recognize a gain of approximately $1.6 million from these transactions. As of March 19, 2002 the Company had two golf courses under contract for sale for approximately $16.1 million. The Company expects to recognize a gain from these transactions;

•
Structuring favorable leases for the Company with experienced golf course operators under which the operators pay base rent and percentage rent based on revenues and pay substantially all expenses in connection with the operation of such properties, including all real and personal property taxes, utility costs, insurance costs, irrigation costs, maintenance costs and other operating expenses;

•	Working with golf course operators on strategies to increase revenues, which in turn would increase percentage rent to the Company;

•	Working with golf course operators on strategies to improve and enhance golf course holdings through proper maintenance and capital improvements;

•
Monitoring on an ongoing basis the operating performance of the Golf Courses, compliance by its operators with their lease obligations and other market factors that could affect the financial performance of its courses; and

•
Maintaining a ratio of debt-to-total market capitalization of 50% or less. Such ratio is calculated as total debt of the Company as a percentage of the market value of issued and outstanding shares of Common Stock, Preferred Units and Common Units that are exchangeable for shares of Common Stock plus total debt. While the maintenance of a debt-to-total market capitalization ratio of 50% or less continues to be part of the Company’s operating strategy, such ratio increased to 62% at December 31, 2001 due to declines in the price of the Company’s Common Stock.

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

Tenant and Leases

All but three of the Golf Courses in the Company’s portfolio are currently operated by AGC. One Golf Course is operated by AGC pursuant to a short-term management agreement while the remaining Golf Courses are leased to AGC pursuant to long-term triple net leases (collectively, the “Leases”). AGC is one of the largest and most experienced operators of golf course properties and related facilities in the world and, as of March 19, 2002, manages and operates 230 golf course properties and related facilities in 29 states. AGC operates one golf course property in Japan. In addition, AGC, through its subsidiaries, American Golf (U.K.) Limited and American Golf Australia Pty Limited, manages 25 golf course properties and related facilities in the United Kingdom and two properties in Australia. AGC operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC was founded in 1973 by David G. Price, the Chairman of the Company’s Board of Directors and AGC’s Chairman and principal shareholder. AGC oversees the management and operations of private country clubs and championship golf courses throughout the United States and manages municipal golf courses for such cities as Atlanta, New York and San Diego and for the County of Los Angeles.

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

The base rent for the first year for each Golf Course under the Leases is initially set at a fixed amount. Generally for the Leases entered into by the Company with respect to its remaining portfolio of 37 initial golf courses at the time of the Offering (the “Initial Golf Courses”), base rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index (“CPI”) (the “Base Rent Escalation”). In addition, generally percentage rent is paid each year in the amount, if any, by which the sum of 35% of Course Revenue in excess of a baseline amount and 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. “Course Revenue” is generally defined in the Leases to include all revenue received from the operation of the applicable Golf Course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. “Other Revenue” is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. Generally, the baseline amounts for the Initial Golf Courses were established based on revenues for each such Initial Golf Course for the twelve months ended February 28, 1993. Payment of percentage rent based upon the revenues of the Golf Courses allows the Company to participate in growth in revenues at the Golf Courses.

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

The obligations of AGC under each Lease are cross-defaulted to each of the other Leases with respect to monetary defaults and all other defaults except those not within the reasonable control of AGC. The Company has general recourse to AGC under the Leases, but such Leases are not collateralized by any assets of AGC. AGC, which suffered significant financial losses in 2001 and has experienced difficulty with its liquidity, is not in compliance with the terms of the Leases due to its failure to be fully current in its rental payments to the Company. As of March 19, 2002, AGC had paid approximately $8.9 million and owed approximately $17.5 million of rent to the Company for the period January 1, 2002 through March 31, 2002 (for a more complete description of the Company’s primary tenant, AGC, and its financial condition and the effect on the Company, see “Liquidity and Capital Resources” and “Recent Developments” sections).

The Independent Committee of the Board of Directors oversees the selection of operators and approves transactions between the Company and David G. Price and his affiliates, including AGC.

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company a fee of $8.5 million as consideration for terminating leases associated with ten golf courses sold in 2001. During 2001, the Company had engaged an independent professional real estate advisor to assist the Company to develop an appropriate methodology to be used to determine lease termination fees associated with asset sales. As of March 19, 2002, AGC is obligated to pay to the Company an additional $7.4 million in termination fees associated with six golf courses sold in 2002.

In addition to AGC, the Company leases three of its Golf Courses to two other operators: Golf Enterprises, Inc. (“GE”) and Evergreen Alliance Golf Limited (“EAGL”). Unless the context otherwise requires, all references to the Leases include the leases with GE and EAGL.

GE operates Sweetwater Country Club (two courses) near Houston, Texas. GE, which is owned by David G. Price and Dallas P. Price, is a golf course operating company with 16 golf course properties under management in seven states. As of March 19, 2002, GE had paid approximately $421,000 and owed approximately $770,000 of rent to the Company for the period January 1, 2002 through March 31, 2002.

EAGL operates San Geronimo Golf Course near San Francisco, California. EAGL is a golf course acquisition and operating company with 39 golf courses under ownership or management in 11 states.

Competitive Conditions

According to its published data (2001 editions), the National Golf Foundation (“NGF”), an independent industry organization, estimates the number of golfers and golf courses in the United States is approximately 27 million and 17,000, respectively. NGF also reports that construction of new golf courses has increased significantly in the last several years. According to NGF, golf course supply has increased at an annual growth rate of 2.1% from 1995 to 2000 while the number of golfers increased at an annual rate of 1.3% during this period.

The Golf Courses are, and any additional golf courses and related facilities acquired by the Company will be, subject to competition for players and members from other golf courses located in the same geographical areas, including golf courses owned by municipalities or other third parties that are operated by the Company’s lessees. The number and quality of courses in a particular area could have a material effect on the operating results of the Golf Courses. In addition, the demand for golf and the operating performance of the Golf Courses may be affected by a number of other factors including, but not limited to, weather, general economic conditions and the availability of other forms of recreation. The Company’s experience indicates that well-managed and properly located facilities should generate stable operating results over the long-term, although such facilities may experience short-term adverse fluctuations. To the extent the Company identifies properties that may be adversely impacted by supply or other conditions or exhibit limited growth potential, the Company may dispose of such properties. In 2001, the Company sold ten golf courses for approximately $34.7 million and recognized a loss of approximately $3 million from these transactions. As of December 31, 2001, 31 properties were classified as held for sale. Between December 31, 2001 and March 19, 2002, the Company sold six golf courses for approximately $18.7 million in cash and expects to recognize a gain of approximately $1.6 million from these transactions. As of March 19, 2002 the Company had two golf courses under contract for sale for approximately $16.1 million. The Company expects to recognize a gain from these transactions.

The Company is also subject to competition for the acquisition and disposition of golf courses and related facilities with other purchasers and sellers of golf course properties, including other golf course companies. The Company believes there exists an opportunity for selective acquisition and disposition of golf course properties, however, the market for golf course acquisitions and dispositions remains competitive.

Employees, Officers and Directors

As of March 19, 2002, the Company and the Operating Partnership had 13 full-time employees.

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

Officers	Directors
Charles S. Paul[1,3,4]	David G. Price[2]
Interim Chief Executive Officer and Director	Chairman of the Board
National Golf Properties, Inc.
James M. Stanich[2,5]
President and Director	John C. Cushman, III[1,3,4]
Chairman of the Board
Paul W. Major	Cushman & Wakefield Inc.
Executive Vice President
Bruce Karatz[1,3,4,5]
Neil M. Miller	Chairman and Chief Executive Officer
Chief Financial Officer, Secretary	KB Home
and Acting General Counsel

(1)	Member of the Independent Committee
(2)	Member of the Executive Committee
(3)	Member of the Audit Committee
(4)	Member of the Compensation Committee
(5)	Member of the Financial Committee

Government Regulation

Environmental Matters.    Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of any hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. The presence of such substances, or the failure to remediate such substances properly when released, may adversely affect the owner’s ability to sell or rent such real estate or to borrow using such real estate as collateral.

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

Americans with Disabilities Act.    The Golf Courses are subject to the Americans with Disabilities Act of 1990 (the “ADA”). The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” but generally requires that public facilities such as clubhouses and recreation areas be made accessible to people with disabilities. Noncompliance could result in imposition of fines or an award of damages to private litigants. Under the Leases, the lessees are required to make any necessary modifications or improvements to comply with the ADA. The lessees and the Company have undertaken, where necessary, a capital improvement program to cause the public facilities at the Golf Courses to comply with the ADA. The expenditures for the modifications and improvements have not been material to the lessees.

Recent Developments

On February 8, 2002, the Company entered into a forbearance agreement with certain of its lenders (the “Lenders”) on account of the defaults under its $300 million uncollateralized revolving credit facility (the “Credit Facility”). Under the forbearance agreement, the Lenders agreed to forbear from exercising certain of their remedies under the Credit Facility in connection with these defaults for a period ending March 29, 2002, and the Company repaid $20 million of the principal balance outstanding under the Credit Facility. The forbearance agreement is filed as an exhibit to the Company's 8-K filed February 14, 2002.

On March 29, 2002, the Company entered into an amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to certain conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending April 30, 2002 and (ii) extend the maturity of the revolver portion of the Credit Facility until April 30, 2002. The amendment and extension of the forbearance agreement is filed as an exhibit to the Company’s 8-K filed April 1, 2002. Under the terms of the forbearance agreements, the revolver portion of the Credit Facility was permanently reduced from $180.3 million at March 19, 2002 to $176.8 million at March 29, 2002. The Company is in discussions with the Lenders regarding a future extension. There can be no assurance as to the outcome of these discussions.

On March 28, 2002, AGC paid approximately $4.1 million of rent to the Company. As of March 29, 2002, AGC had paid approximately $13.0 million and owed approximately $13.4 million of rent to the Company for the period January 1, 2002 through March 31, 2002.

On March 28, 2002, GE paid approximately $435,000 of rent to the Company. As of March 29, 2002, GE had paid approximately $855,000 and owed approximately $335,000 of rent to the Company for the period January 1, 2002 through March 31, 2002.

On February 13, 2002, the Company executed a letter of intent to enter into a business combination with AGC and certain of AGC’s affiliates, including Golf Enterprises, Inc. and European Golf, L.L.C. On March 29, 2002, the Company entered into a definitive merger and reorganization agreement with AGC and these affiliates. Under the agreement, the Company and AGC will become subsidiaries of a newly-formed holding company. All issued and outstanding shares of the Company’s Common Stock will be converted on a one-to-one basis into an equal number of shares of common stock of the new company and all Common Units of the Operating Partnership (other than those held by certain affiliates that will be owned by the Company) will be converted on a one-to-one basis into an equal number of shares of common stock of the new company. Shareholders of AGC and its affiliates will receive consideration of 156,005 shares of common stock of the new company (which is equivalent to the 165,005 Common Units of the Operating Partnership held by entities controlled by David G. Price that will be contributed to the new company), up to 100,000 shares of Class C preferred stock of the new company and $10,000 in cash. Upon consummation of the transactions, the Company will no longer qualify as a REIT and the new company will both own and operate golf courses. The transaction is subject to approval of the Company’s stockholders, lenders to the Company and AGC and common and preferred unit holders of the Operating Partnership, as well as regulatory approvals and certain other conditions described in the merger and reorganization agreement. While there can be no assurances as to whether or when the conditions set forth in the preceding sentence will be satisfied, the Company anticipates that the transaction will close by the end of the third quarter of 2002. The merger and reorganization agreement is filed as an exhibit to the Company’s Form 8-K dated April 1, 2002. In the event the transaction is not completed (or is materially delayed), there may be serious adverse consequences on the financial condition and operations of both the Company and AGC.

Item 2.    PROPERTIES

As of March 19, 2002, the Golf Courses consisted of 131 golf courses that are geographically diversified and located in 22 states, with 26 Golf Courses in California, 23 in Texas, 18 in Arizona, seven in each of Ohio and South Carolina, five in Minnesota, four in each of Georgia, Illinois, Kansas, Nevada, Pennsylvania and Virginia, three in each of Oregon, Washington and New Jersey, two in each of Colorado, Florida, New Mexico, Oklahoma and Tennessee and one in each of Idaho and Maryland. The distribution of the Golf Courses reflects the Company’s belief that geographic diversification provides stability of our income and helps insulate the portfolio from regional economic and climatic influences. Substantially all of the Golf Courses are located in areas with populations in excess of 250,000 people.

As of March 19, 2002, the Golf Courses consist of 76 daily fee courses and 55 private club courses. All of the Golf Courses are owned 100% in fee by either the Operating Partnership or Pumpkin Ridge except for the three Golf Courses at Bear Creek Golf World, which are leased by the Operating Partnership under a ground lease expiring in 2022; Mesquite Golf & Country Club, of which a portion of the Golf Course is leased under various ground leases expiring between 2041 and 2043; Ridgeview Ranch Golf Course which is leased by the Operating Partnership under a ground lease expiring 2025; The Vineyard at Escondido Golf Club which is leased by the Operating Partnership under a ground lease expiring 2025; and The Badlands Golf Club upon which the Company holds a participating mortgage loan which matures in 2013.

Daily Fee Courses.    Daily fee courses are open to the public. Related amenities at these courses generally include practice facilities, small clubhouses with pro shops offering limited merchandise and a moderate food and beverage operation. Daily fee courses generate revenues principally through green fees, golf cart rentals and food, beverage and merchandise sales. Daily fee courses generated $63.0 million of rent revenues to the Company in 2001 compared to $63.8 million in 2000.

Private Club Courses.    Private club courses are generally closed to the public. Related amenities at these courses typically include practice facilities, large clubhouses with pro shops offering a selection of merchandise, locker room facilities and multiple food and beverage outlets, including grills, restaurants and banquet facilities. Private club courses generate revenues principally through initiation fees, membership dues, guest fees, and food, beverage and merchandise sales. As of December 31, 2001, the Company’s private club courses had approximately 45,000 members. Private club courses generated $54.8 million of rent revenues to the Company in 2001 compared to $54.1 million in 2000.

The Company’s portfolio provides golfers with an enjoyable experience regardless of skill levels or price sensitivities. The Company’s facilities cover the full spectrum: entry-level to premium private clubs; nine-hole executive courses to extremely challenging championship courses; affordable community-based courses to upscale golf facilities in resort destinations such as Las Vegas, Scottsdale and Hilton Head Island.

The following table sets forth certain information regarding the Golf Courses as of March 19, 2002. The number of locations (118) differs from the number of Golf Courses because in some cases there is more than one Golf Course at a specific location. The number of golf courses at each location is indicated for locations with more than one course.

The Golf Courses—Daily Fee Courses

	Course Name	Location (City, State)	No. of Holes	2001 Rent Revenues
				(In thousands)
1	Canoa Hills Golf Course	Green Valley, Arizona	18	$438
2	Continental Golf Course	Scottsdale, Arizona	18	414
3	Coyote Lakes Golf Club	Surprise, Arizona	18	426
4	Desert Lakes Golf Club	Fort Mojave, Arizona	18	362
5	El Caro Golf Club	Phoenix, Arizona	18	270
6	Foothills Golf Club, The	Phoenix, Arizona	18	1,181
7	Kokopelli Golf Resort	Gilbert, Arizona	18	628
8	Lakes at Ahwatukee Golf Club, The	Phoenix, Arizona	18	570
9	Legend at Arrowhead, The	Glendale, Arizona	18	611
10	London Bridge Golf Club (2 Courses)	Lake Havasu City, Arizona	36	532
11	Stonecreek Golf Course	Phoenix, Arizona	18	1,139
12	Superstition Springs Golf Club	Mesa, Arizona	18	661
13	Villa De Paz Golf Course	Phoenix, Arizona	18	341
14	BlackLake Golf Course	Nipomo, California	27	977	(1)
15	Camarillo Springs Golf Course	Camarillo, California	18	1,253
16	Carmel Mountain Ranch Country Club	San Diego, California	18	1,749
17	Casta del Sol Golf Course	Mission Viejo, California	18	1,035
18	Eagle Crest Golf Club	Escondido, California	18	1,114
19	Lomas Santa Fe Executive Golf Course	Solana Beach, California	18	597
20	Mesquite Golf & Country Club	Palm Springs, California	18	691
21	Rancho San Joaquin Golf Course	Irvine, California	18	2,817
22	San Geronimo Golf Course	San Geronimo, California	18	774
23	Seascape Golf Course	Aptos, California	18	1,802
24	Summitpointe Golf Club	Milpitas, California	18	1,212
25	Upland Hills Country Club	Upland, California	18	899
26	Vineyard at Escondido Golf Club, The	Escondido, California	18	1,417
27	Vista Valencia Golf Course (2 Courses)	Valencia, California	27	933
28	Arrowhead Golf Club	Littleton, Colorado	18	1,391
29	Eagle Golf Club	Broomfield, Colorado	18	128	(1)
30	Arrowhead Golf & Sports Club	Davie, Florida	18	404
31	Baymeadows Golf Club	Jacksonville, Florida	18	320	(1)
32	Sabal Palm Golf Course	Tamarac, Florida	18	369	(1)
33	Summerfield Crossing Golf Club	Tampa, Florida	18	312

(1)	Sold in 2001

	Course Name	Location (City, State)	No. of Holes	2001 Rent Revenues
				(In thousands)
34	Bradshaw Farm, The Golf Club at	Woodstock, Georgia	27	$907
35	Goshen Plantation Country Club	Augusta, Georgia	18	245	(1)
36	River’s Edge Golf Club	Fayetteville, Georgia	18	350	(1)
37	Trophy Club of Appalachee, The	Dacula, Georgia	18	885
38	Trophy Club of Atlanta, The	Alpharetta, Georgia	18	1,180
39	Ruffled Feathers Golf Course	Lemont, Illinois	18	1,101
40	Tamarack Golf Club	Naperville, Illinois	18	593
41	Deer Creek Golf Club	Overland Park, Kansas	18	905
42	Dub’s Dread Golf Course	Kansas City, Kansas	18	365
43	Majestic Oaks Golf Club (3 Courses)	Ham Lake, Minnesota	45	1,385
44	Links at Northfork, The	Ramsey, Minnesota	18	419
45	Woodland Creek Golf Course	Andover, Minnesota	9	62
46	Las Vegas National Golf Club	Las Vegas, Nevada	18	2,543
47	Painted Desert Golf Course	Las Vegas, Nevada	18	956
48	Wildhorse Country Club	Henderson, Nevada	18	1,353
49	Beaver Brook Country Club	Clinton, New Jersey	18	854
50	Brigantine Golf Links	Brigantine, New Jersey	18	483
51	Rancocas Golf Club	Willingboro, New Jersey	18	525
52	Paradise Hills Golf Course	Albuquerque, New Mexico	18	608
53	Carolina Shores Golf & Country Club	Calabash, North Carolina	18	764	(2)
54	Paw Creek, The Golf Club at	Charlotte, North Carolina	18	254	(2)
55	Bent Tree Golf Club	Columbus, Ohio	18	507
56	Fowler’s Mill Golf Course	Chesterland, Ohio	27	694
57	Royal American Golf Links	Township of Harlem, Ohio	18	454
58	Country Club of Hershey, South Course	Hershey, Pennsylvania	18	261
59	Golden Oaks Country Club	Fleetwood, Pennsylvania	18	645
60	Colonial Charters Golf Course	Longs, South Carolina	18	207
61	Shipyard Golf Club	Hilton Head Island, South Carolina	27	1,320
62	Stono Ferry, The Links at	Charleston, South Carolina	18	210
63	Forrest Crossing Golf Course	Nashville, Tennessee	18	391
64	Bear Creek Golf World (3 Courses)	Houston, Texas	54	1,657
65	Longwood Golf Club	Houston, Texas	27	1,096
66	Pecan Valley Golf Club	San Antonio, Texas	18	1,071
67	Ridgeview Ranch Golf Course	Plano, Texas	18	1,495
68	Riverchase Golf Club	Coppell, Texas	18	1,277
69	Riverside Golf Club	Grand Prairie, Texas	18	744
70	Southwyck Golf Club	Pearland, Texas	18	452
71	Trails of Frisco, The	Frisco, Texas	18	1,174
72	Chesapeake Golf Club	Chesapeake, Virginia	18	251	(1)
73	Honey Bee Golf Club	Virginia Beach, Virginia	18	280	(1)
74	Kiskiack Golf Club	Williamsburg, Virginia	18	875
75	Reston National Golf Course	Reston, Virginia	18	1,191
76	Virginia Oaks Golf Club	Gainesville, Virginia	18	1,312
77	Capitol City Golf Club	Olympia, Washington	18	349
78	Classic Golf Club, The	Spanaway, Washington	18	272	(1)
79	Lake Wilderness Golf Course	Maple Valley, Washington	18	311

	Total Daily Fee Courses			$63,000

(1) Sold in 2001
(2) Sold in 2002

The Golf Courses—Private Club Courses

	Course Name	Location (City, State)	No. of Holes	2001 Rent Revenues
				(In thousands)
1	Ahwatukee Country Club	Phoenix, Arizona	18	$1,267
2	Ancala Country Club	Scottsdale, Arizona	18	928
3	Arrowhead Country Club	Glendale, Arizona	18	794
4	Red Mountain Ranch Country Club	Mesa, Arizona	18	1,232	(2)
5	Tatum Ranch Golf Club	Cave Creek, Arizona	18	1,321
6	Canyon Oaks Country Club	Chico, California	18	478
7	El Camino Country Club	Oceanside, California	18	681
8	Escondido Country Club	Escondido, California	18	793
9	Marbella Country Club	San Juan Capistrano, California	18	757	(3)
10	Monterey Country Club	Palm Desert, California	27	942
11	Oakhurst Country Club	Clayton, California	18	1,219
12	Palm Valley Country Club (2 Courses)	Palm Desert, California	36	1,669
13	SeaCliff Country Club	Huntington Beach, California	18	1,556
14	Spanish Hills Country Club	Camarillo, California	18	1,867
15	Sunset Hills Country Club	Thousand Oaks, California	18	1,489
16	Wood Ranch Golf Club	Simi Valley, California	18	1,272
17	Heather Ridge Country Club	Aurora, Colorado	18	375	(2)
18	Pinery Country Club	Denver, Colorado	27	696
19	Brookstone Golf & Country Club	Acworth, Georgia	18	794
20	The Plantation Golf Club	Boise, Idaho	18	315
21	Eagle Brook Country Club	Geneva, Illinois	18	1,130
22	Mission Hills Country Club	Northbrook, Illinois	18	933
23	Highlands Golf & Supper Club	Hutchinson, Kansas	18	108
24	Tallgrass Country Club	Wichita, Kansas	18	370
25	Hunt Valley Golf Club	Phoenix, Maryland	27	1,930
26	Tanoan Country Club	Albuquerque, New Mexico	27	1,482
27	Brandywine Country Club	Maumee, Ohio	27	723
28	Ivy Hills Country Club	Cincinnati, Ohio	18	221
29	Oakhurst Country Club	Grove City, Ohio	18	498
30	Royal Oak Country Club	Cincinnati, Ohio	18	759
31	Meadowbrook Country Club	Tulsa, Oklahoma	18	495
32	The Trails	Norman, Oklahoma	18	293
33	Creekside Golf Club	Salem, Oregon	18	669	(2)
34	Oregon Golf Club, The	West Linn, Oregon	18	1,245
35	Country Club of Hershey (2 Courses)	Hershey, Pennsylvania	36	1,119
36	Oyster Reef Golf Club	Hilton Head Island, South Carolina	18	887
37	Port Royal Golf & Racquet Club (3 Courses)	Hilton Head Island, South Carolina	54	2,643
38	Gettysvue Polo, Golf & Country Club	Knoxville, Tennessee	18	563
39	Berry Creek Country Club	Georgetown, Texas	18	679
40	Diamond Oaks Country Club	Fort Worth, Texas	18	647
41	Eldorado Country Club	McKinney, Texas	18	997
42	Great Southwest Golf Club	Grand Prairie, Texas	18	976
43	Los Rios Country Club	Plano, Texas	18	635	(1)
44	Oakridge Country Club	Garland, Texas	18	498	(2)

(1)	Sold in 2001
(2)	Sold in 2002
(3) Purchased in 2001

	Course Name	Location (City, State)	No. of Holes	2001 Rent Revenues
				(In thousands)
45	Pecan Grove Country Club	Richmond, Texas	27	$1,502
46	Sonterra, The Club at (2 Courses)	San Antonio, Texas	36	3,160
47	Sweetwater Country Club (2 Courses)	Sugarland, Texas	36	4,973
48	Thorntree Country Club	DeSoto, Texas	18	1,252
49	Walden on Lake Houston Country Club	Humble, Texas	18	456
50	Willow Fork Country Club	Katy, Texas	18	410
51	Woodhaven Country Club	Forth Worth, Texas	18	328
52	Brandermill Country Club	Midlothian, Virginia	18	1,076
53	Bear Creek Country Club	Woodinville, Washington	18	749

	Total Private Club Courses			$54,851

	Total All Courses			$117,851

The Golf Courses—Participating Mortgage Loan

	Course Name	Location (City, State)	No. of Holes	Type of Course
1	Badlands Golf Club, The	Las Vegas, Nevada	18	Daily Fee

The Golf Courses—Owned by Joint Venture
	Course Name	Location (City, State)	No. of Holes	Type of Course
1	Pumpkin Ridge Golf Club (Ghost Creek)	Cornelius, Oregon	18	Daily Fee
2	Pumpkin Ridge Golf Club (Witch Hollow)	Cornelius, Oregon	18	Private Club

(1) Sold in 2001
(2) Sold in 2002

Capital Improvements

Under the Leases, the lessees are required to maintain each Golf Course in good order, repair and appearance. Capital improvements for which the Company is responsible would be limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. As of March 19, 2002, the Company may be required under the Leases to pay for various remaining capital improvements totaling approximately $15 million, all of which will be paid by the end of 2003. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to our expected standards. Upon the Company’s funding of such capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the term of the Leases, the Company’s investment in such improvements.

Item 3.    LEGAL PROCEEDINGS

Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Although neither the Company nor the predecessor owners of the Golf Courses are currently parties to any legal proceedings relating to the Golf Courses that would have a material adverse effect upon the Company’s business or financial position, it is possible that in the future the Company could become a party to such proceedings. The lessees are a party to certain litigation relating to the Golf Courses arising in the ordinary course of operations. The lessees have advised the Company that they do not believe that such litigation, if resolved against the lessees, would have a material adverse effect upon their business or financial position. The Leases provide that the lessees are responsible for claims based on personal injury and property damage at the Golf Courses and require the lessees to maintain insurance for such purposes.

During the last two weeks of February and the first week of March, 2002, ten related lawsuits were filed in California state and federal courts against the Company, its directors, and certain of its officers. Seven of these lawsuits were filed in the California Superior Court for the County of Los Angeles (the “State Lawsuits”); the remaining three were filed in the U.S. District Court for the Central District of California (the “Federal Lawsuits”).

Of the seven State Lawsuits, four were brought as derivative actions, purportedly on behalf of the Company. These derivative lawsuits allege violations of fiduciary duties, waste of corporate assets, and violations of state securities laws against the Company’s directors in connection with the Company’s relationship with AGC, including the Company’s proposed business combination with AGC and the Company’s publicly disclosed financial condition at the time of the May, 2001 secondary public offering of the Company’s Common Stock. The derivative State Lawsuits seek damages, injunctive relief against the proposed business combination, and court costs and attorney’s fees. See “Recent Developments” for a discussion of the Company’s proposed business combination with AGC.

The three remaining State Lawsuits were brought as class actions. These purported class actions allege violations of fiduciary duties against the Company’s directors in connection with the Company’s proposed business combination with AGC. The class action State Lawsuits seek injunctive relief against the proposed business combination, as well as court costs and attorney’s fees.

The Federal Lawsuits, also brought as purported class actions, allege violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s publicly disclosed financial condition at the time of the May, 2001 secondary public offering of the Company’s Common Stock. The Federal Lawsuits seek damages, as well as court costs and attorney’s fees.

These actions have just been commenced, and no trial dates have been set. Management believes that the Company has meritorious defenses to these actions, and the defendants intend to defend themselves vigorously. See “Recent Developments” for a discussion of the Company’s proposed business combination with AGC.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a)  Market Information

The following table sets forth for periods shown the high and low sales price for the Company’s Common Stock on the New York Stock Exchange under the symbol “TEE” and distributions declared.

	High	Low	Distributions Declared
2001
Fourth quarter	$16.9600	$8.2400	$0.00
Third quarter	26.8900	15.9500	0.46
Second quarter	27.7000	23.6000	0.46
First quarter	24.7600	20.3750	0.46
2000
Fourth quarter	$21.0000	$19.2500	$0.46
Third quarter	22.6250	20.2500	0.46
Second quarter	22.2500	18.8750	0.45
First quarter	23.1875	19.3125	0.45

b)  Holders

The number of record holders of the Company’s Common Stock was 606 as of March 19, 2002. The number of street name stockholders is estimated at 11,500.

c)  Distributions

The Company paid distributions to stockholders of $1.84 per share in 2001, of which $1.77 represents ordinary income, $0.01 represents capital gains and $0.06 represents return of capital on a tax basis. In 2000, the Company paid distributions to stockholders of $1.81 per share, of which $1.50 represents ordinary income, $0.11 represents capital gains, $0.09 represents unrecaptured section 1250 gains and $0.11 represents return of capital on a tax basis. In order to maintain its qualification in 2001 and 2000 as a REIT for federal income tax purposes, the Company was required to make distributions to its stockholders of at least $1.50 and $1.60 per share, respectively. On February 8, 2002, the Company announced that it was suspending dividend payments on it Common Stock. The Company intends to review future dividend and distribution decisions on a quarterly basis.

d)  Transfer Agent

Mellon Investor Services
85 Challenger Road
Overpark Center
Ridgefield, New Jersey 07660
(800) 522-6645
Website: www.melloninvestor.com

Item 6.    SELECTED FINANCIAL DATA

The following sets forth selected financial data for the Company on a historical basis. The following data should be read in conjunction with the financial statements (and the notes thereto) of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, each included elsewhere in this Form 10-K.

	Year ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Statement of Operations Data:
Revenues
Rent	$117,851	$117,981	$106,682	$83,350	$74,316
Equity in income from joint venture	509	471	428	385	119

Total revenues	118,360	118,452	107,110	83,735	74,435

Expenses
General & administrative	6,065	5,642	4,933	5,156	5,336
Depreciation & amortization	39,015	40,118	36,398	27,079	24,758
Impairment loss	27,955	—	—	—	—

Total	73,035	45,760	41,331	32,235	30,094

Interest expense	(35,368)	(40,060)	(34,030)	(20,350)	(19,810)
Interest income	1,676	2,453	2,640	1,170	364
(Loss) gain on sale of properties	(2,980)	5,564	3,216	—	158
Gain on property condemnation	—	—	—	1,493	—
Gain on insurance proceeds	670	378	2,002	—	2,231
Treasury lock settlement	—	—	(2,016)	—	—
Other income	398	358	286	121	298

Income before minority interest	9,721	41,385	37,877	33,934	27,582
Income applicable to minority interest	(10,084)	(21,955)	(20,617)	(17,292)	(12,003)

Net (loss) income	$(363)	$19,430	$17,260	$16,642	$15,579

Basic (loss) earnings per share	$(0.03)	$1.52	$1.41	$1.33	$1.26
Weighted average number of shares	12,907	12,778	12,245	12,497	12,368
Diluted (loss) earnings per share	$(0.03)	$1.48	$1.37	$1.32	$1.25
Weighted average number of shares	13,047	13,092	12,598	12,599	12,512

	December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Balance Sheet Data:
Real estate before accumulated depreciation	$704,209	$906,474	$878,070	$663,018	$601,882
Property held for sale	110,781	—	—	—	—
Total assets	766,224	766,106	781,905	597,295	535,314
Total debt	484,452	456,813	450,331	283,405	299,032
Minority interest	163,864	177,356	194,071	166,655	96,007
Stockholders’ equity	100,512	121,834	121,501	132,224	134,890
Total liabilities and stockholders’ equity	766,224	766,106	781,905	597,295	535,314
Cash distributions declared per share	$1.38	$1.82	$1.78	$1.74	$1.70

	Year ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except property data)
Other Data:
Company’s funds from operations(1)	$41,883	$38,149	$34,087	$31,203	$27,851
Cash flows provided by (used in):
Operating activities	76,524	80,577	68,228	60,333	55,576
Investing activities	5,310	(30,156)	(204,343)	(77,483)	(94,408)
Financing activities	(19,917)	(51,384)	136,895	17,163	29,306
Number of owned courses	136	145	149	130	123
Number of owned locations	123	132	135	116	112

(1)
The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income. Funds from operations is considered by the Company’s management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which the Company’s management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company’s performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity. The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company’s funds from operations for the years ended December 31, 2001, 2000, 1999, 1998, and 1997.

	For the year ended December 31,
	2001	2000	1999	1998	1997
	(In thousands)
Net (loss) income	$(363)	$19,430	$17,260	$16,642	$15,579
Distributions—Preferred Units	(9,255)	(9,255)	(7,392)	(4,797)	—
Minority interest	10,084	21,955	20,617	17,292	12,003
Depreciation and amortization	39,344	40,466	36,758	27,472	24,883
Gain on property condemnation	—	—	—	(1,493)	—
Gain on insurance proceeds	(670)	(378)	(2,002)	—	(2,231)
Loss (gain) on sale of properties	2,980	(5,564)	(3,216)	—	(158)
Impairment loss	27,955	—	—	—	—
Treasury lock	—	—	2,016	—	—
Straight-lined rent and interest	(2,887)	(3,643)	(3,391)	—	—
Deferred compensation plan adjustment	—	(58)	(589)	—	—
Excess land sales	(147)	(363)	(259)	(342)	(469)
Amortization—loan costs	—	—	—	(241)	(227)
Depreciation—corporate	(7)	(50)	(74)	(87)	(69)

Funds from operations	$67,034	$62,540	$59,728	$54,446	$49,311
Company’s share of funds from operations	62.48%	61.00%	57.07%	57.31%	56.48%

Company’s funds from operations	$41,883	$38,149	$34,087	$31,203	$27,851

In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. The Company’s distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, to repurchase the Company’s Common Stock if authorized by the Board of Directors, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company’s investment objectives and policies. The Company will no longer be a REIT if its business combination with AGC and certain of AGC’s affiliates is consummated. See “Recent Developments.”

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

This Form 10-K, including the footnotes to the Company’s consolidated financial statements, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation:

•	statements regarding possible or assumed future results of the Company’s operations;

•
statements that include any forecasts, projections or descriptions of anticipated cost savings or of anticipated funds available for distribution, and statements incorporated by reference from documents filed by us with the Securities and Exchange Commission (“SEC”) and any statements made in this Form 10-K or in our other documents filed with the SEC regarding future cash flows, business prospects, revenues, working capital, liquidity, financing sources and availability, capital needs, interest costs and income;

•	any statements preceded by, followed by or that include the words “believes,” “expects,” “plans,” “estimates,” “anticipates,” “assumes,” “intends,” “could,” “may,” “will” or similar expressions;

•	any other statements contained or incorporated by reference herein regarding matters that are not historical facts; and

•	the Company may not be able to successfully complete the terms of the merger and reorganization agreement with AGC and certain of its affiliates.

The Company cannot assure the future results, performance or outcomes of the matters described in these forward-looking statements. Rather, these statements merely reflect the Company’s current expectations of the approximate result, performance or outcome of the matter and speak only as of the date of this Form 10-K or as of such other date specifically referenced. You should therefore exercise caution in interpreting and relying on the forward-looking statements because they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the control of the Company. These risks, uncertainties and other factors may cause actual results, performance or outcomes to differ materially from the anticipated future results, performance or outcomes expressed or implied by such forward-looking statements.

The Company’s future results of operations may be impacted as a result of one or more of the following factors which impact the results of operations of the Company and AGC, the principal lessee of its golf courses:

•	the Company’s lenders may not agree to waive its non-compliance with financial or other covenants under its credit facility or any cross-default occurring as a result thereof;

•	the Company and/or AGC may be unable to refinance, replace, extend or repay its outstanding indebtedness on favorable terms or at all prior to the maturity of such indebtedness;

•	the Company may be unable to restructure the leases with its primary tenant, American Golf Corporation, on favorable terms or at all;

•	AGC’s lenders may not agree to waive its default or non-compliance with financial or other covenants under its debt instruments;

•	attractive consolidation opportunities in the golf industry may not present themselves or the Company may not be able to take advantage of such opportunities;

•
the Company may be unable to dispose of its slower-growth and nonstrategic properties on favorable terms in order to either reinvest the proceeds in higher-yielding properties or reduce outstanding indebtedness;

•
the Company’s properties may continue to experience a decline in course-level revenue and reduced tourism in our destination travel markets as a result of the effects of the general economic recession, the September 11, 2001 terrorist attacks or subsequent similar events;

•	the Company’s properties may experience increased competition for golfers, primarily through the continued construction of new golf courses and facilities;

•	the Company’s core markets may experience poor weather conditions that have an adverse effect on green fee and other revenue;

•	AGC may continue to be unable to be current in its rental obligations to the Company under the Leases; and

•	the multiple lawsuits filed against the Company by stockholders (see “Legal Proceedings”) may not be favorably resolved.

The Company cannot predict with any certainty whether any of the above factors will continue in future periods. However, if these factors continue in future periods, or if inclement weather in the regions where the Company’s golf courses are located results in significant decreases in play, AGC would experience decreases in course level revenue which, as a result, may adversely impact its ability to make lease payments to the Company.

If the default or cross-default provisions are enforced by AGC’s lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company’s primary lessee, could have a material adverse effect on the Company’s financial condition.

In addition, some of the factors that could cause actual results, performance or outcomes to differ materially from those expressed or implied by the forward-looking statements contained in this Form 10-K have been disclosed in reports and other documents that the Company has previously filed with the SEC. The reader should be aware that the risk factors contained in those reports and documents may not be exhaustive. Therefore, the Company recommends that the information in those reports and documents be read together with other reports and documents that it files with the SEC from time to time, including its Forms 10-K, 10-Q and 8-K and Proxy Statements, which may supplement, modify, supersede or update those risk factors.

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto. The forward-looking statements included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management’s best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors, including but not limited to those discussed in MD&A.

The discussion of the results of operations compares the year ended December 31, 2001 with the year ended December 31, 2000 and the year ended December 31, 2000 with the year ended December 31, 1999.

Results of Operations

Comparison of year ended December 31, 2001 to year ended December 31, 2000

Net income decreased by approximately $19,793,000 to a net loss of approximately $363,000 for the year ended December 31, 2001 compared to net income of $19,430,000 for the year ended December 31, 2000. The decrease was primarily attributable to: (i) an impairment loss of approximately $28 million; (ii) a decrease in gain on sale of properties of approximately $8,544,000 to a loss of approximately $2,980,000; and (iii) a decrease in rent revenues of approximately $130,000. These were offset by an increase in gain on insurance proceeds of approximately $292,000 and decreases in depreciation and amortization expense of approximately $1,103,000 and interest expense of approximately $4,692,000.

The decrease in rent revenues was due to a decrease in percentage rents of approximately $4.6 million which was offset by an increase in minimum rents of approximately $4.4 million. The decrease in percentage rents was primarily due to decreases in green fee revenue and initiation fee revenue from membership sales, which were adversely impacted by weather, general economic conditions and increased competition for golfers. Poor weather conditions in California, Las Vegas and Phoenix during the first quarter and in the midwest during the second quarter accounted for much of the decline in green fee revenue. The decline in green fee revenue and much of the decline in membership sales are also attributable to the general economic conditions in the United States. As businesses forego their outings or decrease their discretionary spending, tournament revenues have declined. The Golf Courses have also experienced a decline in fee-paying guest play at private clubs as business-related spending slows. In addition, the development of new golf courses in certain markets has had a negative impact on membership sales and rounds played at Golf Courses in those markets.

The terrorist attacks on the U.S. and related military actions have created additional uncertainty in the state of the overall U.S. economy. As a result of the uncertainty caused by these events, AGC’s financial condition and the Company’s percentage rents have been negatively impacted as revenues have decreased.

The increase in minimum rent revenues of approximately $4.4 million was primarily due to: (i) an increase in minimum rents on Golf Courses owned at December 31, 1999 of approximately $5.3 million; (ii) a full year of rents in 2001 on three Golf Courses acquired in 2000, which accounted for approximately $1 million of the increase; (iii) the acquisition of one Golf Course during 2001, which accounted for approximately $757,000 of the increase. These increases were partially offset by decreases of approximately $788,000 due to the sale of six golf courses in 2000 and $1.8 million due to the sale of ten golf courses in 2001.

The increase in minimum rents on Golf Courses owned at December 31, 1999 of approximately $5.3 million was due to the combined effect of: (i) increases due to the increase in the consumer price index for the Initial Golf Courses and golf courses acquired within the last five years and (ii) rent from payments made by the Company for capital improvements at the Golf Courses.

The decrease in depreciation and amortization expense was due to a decrease in depreciation expense of approximately $1.2 million and an increase in amortization expense of approximately $53,000. The decrease in depreciation expense was primarily due to the sale of ten golf courses in 2001, which accounted for approximately $1.1 million of the decrease and the sale of six golf courses in 2001, which accounted for approximately $343,000 of the decrease. These decreases were partially offset by increases of approximately $396,000 due to a full year of depreciation expense in 2001 on three golf courses acquired in 2000 and $265,000 due to the acquisition of one Golf Course in 2001.

The increase in gain on insurance proceeds was due to various claims made at four of the Golf Courses in 2001 and four of the Golf Courses in 2000. The Company intends to apply the insurance proceeds to repairs and improvements at such Golf Courses.

The decrease in interest expense was primarily due to the decrease in LIBOR and base rate margins under the Company’s credit facility.

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

The increase in interest expense was primarily due to the increase in outstanding advances and LIBOR and base rate margins under the Company’s credit facility. At April 30, 1999, the Operating Partnership settled its treasury lock swap transaction, resulting in a loss of approximately $2,345,000. Such loss was netted with a gain of approximately $329,000 from two other treasury lock swap transactions, resulting in a net loss of approximately $2,016,000 which was recorded in the consolidated statement of operations for the year ended December 31, 1999.

Liquidity and Capital Resources

The following discussion of the liquidity and capital resources of the Company relates to the fiscal year ended December 31, 2001. AGC, which suffered significant financial losses in 2001 and has experienced difficulty with its liquidity, is not currently in compliance with the terms of the Leases due to its failure to be current in its rental payments to the Company. The Company’s properties that are operated by AGC reported a ratio of operating income to rent of 0.83 for the year ended December 31, 2001. As of March 19, 2002, AGC had paid approximately $8.9 million and owed approximately $17.5 million of rent to the Company for the period January 1, 2002 through March 31, 2002. As of March 19, 2002, GE had paid approximately $421,000 and owed approximately $770,000 of rent to the Company for the period January 1, 2002 through March 31, 2002. These and other developments are described in the “Tenant and Leases” and “Recent Developments” sections of this Form 10-K. The following discussion of the liquidity and capital resources of the Company inserts where appropriate a cross reference to these sections and should be read in the context of those recent developments.

At December 31, 2001 the Company had approximately $63.4 million in cash and cash equivalents, investments, mortgage notes receivable of approximately $15.4 million, mortgage indebtedness of approximately $28.6 million and uncollateralized indebtedness of approximately $455.8 million. The $484.4 million aggregate principal amount of mortgage and uncollateralized indebtedness bears interest at a weighted average rate of 7.42%. Of the $484.4 million of debt, $162.9 million is fixed-rate debt and is payable either monthly, quarterly, semi-annually or annually and matures between 2002 and 2008.

In order to maintain its qualification as a REIT for federal income tax purposes, the Company has had to make substantial distributions to its stockholders. The following factors, among others, affect cash flow from operations and influence the decisions of the Company’s Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the Leases with respect to the Golf Courses; (iii) any payment to the Company of percentage rent under the Leases with respect to the Golf Courses; and (iv) increase in preferred distributions resulting from the issuance of Preferred Units. The Company will no longer be a REIT if its business combination with AGC and certain of AGC’s affiliates is consummated, and thus would no longer be required by law to make distributions. See “Recent Developments.” On February 8, 2002, the Company announced that it was suspending dividend payments on it Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Company and the Operating Partnership intend to review future dividend and distribution decisions on a quarterly basis.

In 2001, the Company extended the maturity of a 7.86% fixed rate collateralized note payable with an original maturity date of July 6, 2001. The note, which was assumed in connection with the acquisition of Royal Golf in 1994, accrues interest at LIBOR plus 350 basis points, and matures April 8, 2002 and, subject to the satisfaction of certain conditions, will extend to August 8, 2002. The balance at December 31, 2001 was $18.5 million.

The Company anticipates that its cash from operations and proceeds from assets sales will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. As of March 19, 2002, the Company may be required under the Leases to pay for various remaining capital improvements totaling approximately $15 million, all of which will be paid by the end of 2003. The Company believes these improvements will add value to the Golf Courses and bring the quality of the Golf Courses up to the Company’s expected standards in order to enhance revenue growth. Upon the Company’s funding of the capital improvements, the base rent payable under the Leases with respect to these Golf Courses will be adjusted to reflect, over the term of the Leases, the Company’s investment in such improvements. Any subsequent capital improvements are the responsibility of the lessees (see also “Tenant and Leases”).

Future acquisitions will be made subject to the Company’s investment objectives and policies established to maximize both current income and long-term growth in income. The Company’s liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or Common Units as consideration for such purchases.

In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company’s Common Stock. The stock repurchase plan was completed in 2000. The number of shares purchased under this authorization was 967,200 for a total cost of approximately $19.9 million. The shares repurchased are considered “authorized but unissued.”

On July 30, 1999, the Company amended its Credit Facility with the Lenders led by The First National Bank of Chicago, as Administrative Agent (now known as Bank One). The amended credit facility divided the $300 million revolving credit facility into (i) a $200 million revolver (the “Revolver”) and (ii) a $100 million term note (the “Term Note”). As described below, the Company has entered into forbearance agreements with the Lenders relating to the Company’s failure to be in compliance with the Credit Facility. See also “Recent Developments.” Advances under the Credit Facility bear interest at the Administrative Agent’s alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent’s alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company’s outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings under the Revolver was equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver initially was scheduled to terminate March 29, 2002, but its term was extended until April 30, 2002 pursuant to an amendment and extension of the forbearance agreement as described below. See also “Recent Developments.” The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004.

The Company’s Credit Facility requires AGC, the Company’s primary lessee, to maintain a certain fixed charge coverage ratio and to be in compliance with AGC’s debt instruments. For the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, AGC had not achieved such ratio and also was not in compliance with certain provisions of AGC’s debt instruments and, accordingly, the Company was not in compliance with the Credit Facility for the same periods. On August 14, 2001, the Company obtained a waiver of such non-compliance for the quarter ended June 30, 2001, which remained in effect through October 1, 2001. For the year ended December 31, 2001, AGC had not achieved such fixed charge coverage ratio and also is not in compliance with certain provisions of AGC’s debt instruments and, accordingly, the Company will not be in compliance with the Credit Facility. On February 8, 2002, the Company entered into a forbearance agreement with certain of Lenders on account of the defaults under the Credit Facility. Under the forbearance agreement, the Lenders agreed, subject to certain conditions, to forbear from exercising certain of their remedies under the Credit Facility in connection with these defaults for a period ending March 29, 2002, and the Company repaid $20 million of the principal balance outstanding under the agreement. Under the terms of the forbearance agreement, the Revolver was permanently reduced from $200 million at December 31, 2001 to $180.3 million at March 19, 2002. On March 29, 2002, the Company entered into an amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to certain conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending April 30, 2002 and (ii) extend the maturity of the Revolver until April 30, 2002. The Company is in discussions with its Lenders to extend the maturity of the Credit Facility. There can be no assurance as to the outcome of these discussions. The forbearance agreement is filed as an exhibit to the Company’s 8-K filed April 1, 2002. Under the terms of the forbearance agreements, the Revolver was permanently reduced from $180.3 million at March 19, 2002 to $176.8 million at March 29, 2002. At December 31, 2001 and March 19, 2002 there were outstanding advances under the Credit Facility of $298 million and $268.7 million, respectively.

Some of the Company’s debt instruments contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of such instruments for the Company was $154.3 million.

If the default or cross-default provisions are enforced by the Lenders, the Company could experience a material adverse effect on its financial condition.

Two of AGC’s debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarters ended June 30, 2001, September 30, 2001, and December 31, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC’s debt instruments. On March 8, 2002, AGC entered into a forbearance agreement with one lender under its credit facility, which remained in effect through March 29, 2002. Under the terms of the forbearance agreement, AGC repaid $1,862,000 of the principal balance. Additionally, the revolving credit facility was permanently reduced from $50,000,000 to $48,134,000. AGC is in discussions with the lenders under each of the debt instruments regarding the aforementioned default and non-compliance. There can be no assurance as to the outcome of these discussions.

In addition to the two debt instruments referred to above, certain equipment operating leases of AGC and debt instruments on an AGC subsidiary contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of such debt instruments for AGC were $13,833,000.

If the default or cross-default provisions are enforced by AGC’s lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company's primary lessee, could have a material adverse effect on the Company’s financial condition. There can be no assurance that AGC will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that AGC’s lenders will grant waivers of any inability of AGC to meet these provisions or any cross-default occurring as a result of such provisions.

On July 28, 1999, the Operating Partnership completed the private placement of 1,400,000 9.3% Series B Cumulative Redeemable Preferred Units (“Series B Preferred Units”), representing limited partnership interests in the Operating Partnership, to institutional investors in exchange for a contribution to the Operating Partnership of $35 million. The Series B Preferred Units, which may be called by the Operating Partnership at par on or after July 28, 2004, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 9.3%. The Series B Preferred Units are not convertible into Common Stock, but are convertible into preferred stock of the Company under certain circumstances. The Operating Partnership used the proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership’s revolving credit facility. On February 8, 2002, the Operating Partnership announced that it was suspending distributions to its common and preferred unit holders. The Operating Partnership intends to review future distribution decisions on a quarterly basis.

The Company may finance future acquisitions of golf course properties with proceeds from property sales in Code section 1031 transactions or with issuances of the Company’s or the Operating Partnership’s equity or debt securities. The Company also may reduce or refinance a portion of the Credit Facility with issuances of such debt or equity securities. Any such offering which involves the sale of the equity securities of the Company could adversely affect the market price of shares of the Company’s Common Stock held by the Company’s existing stockholders.

In 2001, the Company purchased one golf course property for an initial investment of approximately $12.1 million, which investment was financed by approximately $266,000 of cash from operations, approximately $8.7 million of advances under the Company’s Credit Facility, and $3.1 million of proceeds from sale of properties in Code section 1031 exchange transactions. During the year ended December 31, 2001, the Company sold ten golf course properties for aggregate consideration of approximately $34.7 million. The Company received net cash proceeds of approximately $33.8 million. The Company recognized a net loss of approximately $3 million from these transactions. Between December 31, 2001 and March 19, 2002, the Company sold six golf courses for approximately $18.7 million and expects to recognize a gain of approximately $1.6 million from these transactions. As of March 19, 2002 the Company had two golf courses under contract for sale for approximately $16.1 million. The Company expects to recognize a gain from these transactions.

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

Comparison of cash flow statement for year ended December 31, 2001 to year ended December 31, 2000

Net cash provided by operating activities decreased by approximately $4,053,000 to $76,524,000 for the year ended December 31, 2001 compared to $80,577,000 for the year ended December 31, 2000. The decrease was primarily attributable to an increase in escrow receivables of approximately $10,449,000 from properties sold in Code section 1031 exchange transactions which was partially offset by a decrease in interest payments of approximately $6,894,000 due to lower interest rates on the Company’s variable rate debt.

Net cash provided by investing activities increased by approximately $35,466,000 to $5,310,000 for the year ended December 31, 2001 compared to net cash used of approximately $30,156,000 for the year ended December 31, 2000. The increase is primarily attributable to (i) an increase in proceeds from the sale of properties and related assets of approximately $18,851,000 and (ii) a decrease in cash payments related to the acquisition and capital improvements of property of approximately $15,949,000.
Net cash used in financing activities decreased by approximately $31,467,000 to $19,917,000 for the year ended December 31, 2001 compared to $51,384,000 for the year ended December 31, 2000. The change was attributable primarily to (i) a decrease in principal payments related to the Credit Facility of approximately $19,500,000, and (ii) a decrease in payments to acquire treasury stock of approximately $10,757,000.

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

Other Data

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income as presented in the audited Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on generally accepted accounting principles which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company’s performance or as an alternative to cash flow, as defined by generally accepted accounting principles, as a measure of liquidity.

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company’s funds from operations for the years ended December 31, 2001, 2000 and 1999.

	For the year ended December 31,
	2001	2000	1999
	(In thousands)
Net (loss) income	$(363)	$19,430	$17,260
Distributions—Preferred Units	(9,255)	(9,255)	(7,392)
Minority interest	10,084	21,955	20,617
Depreciation and amortization	39,344	40,466	36,758
Gain on insurance proceeds	(670)	(378)	(2,002)
Loss (gain) on sale of properties	2,980	(5,564)	(3,216)
Impairment loss	27,955	—	—
Treasury lock	—	—	2,016
Straight-line rent and interest	(2,887)	(3,643)	(3,391)
Deferred compensation plan adjustment	—	(58)	(589)
Excess land sales	(147)	(363)	(259)
Depreciation—corporate	(7)	(50)	(74)

Funds from operations	$67,034	$62,540	$59,728
Company’s share of funds from operations	62.48%	61.00%	57.07%

Company’s funds from operations	$41,883	$38,149	$34,087

In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock. The Company intends to review future dividend and distribution decisions on a quarterly basis. The Company’s distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, to repurchase the Company’s Common Stock if authorized by the Board of Directors, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company’s investment objectives and policies.

Comparison of funds from operations for year ended December 31, 2001 to year ended December 31, 2000

Funds from operations increased by $4,494,000 to $67,034,000 for the year ended December 31, 2001 compared to $62,540,000 for the year ended December 31, 2000. The increase was primarily attributable to a decrease in interest expense of approximately $4,692,000.

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

Inflation

All the Leases of the Golf Courses provide for base and participating rent features. All of such Leases are triple net leases requiring the lessees to pay for all maintenance and repair, insurance, utilities and services, and, subject to certain limited exceptions, all real and personal property taxes, thereby minimizing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 1 to Notes to Consolidated Financial Statements in Item 8. The Company’s Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. The Company considers the following policies to be most critical in understanding the judgments that are involved in preparing our financial statements and the uncertainties that could impact our results of operations, financial condition and cash flows.

Revenue Recognition

The Company recognizes rental revenue on an accrual basis over the terms of the Leases. In addition, for Leases with fixed increases in rent, the total rent revenue over the lease period is recognized on a straight-line basis.

Accounting for Contingent Rent

In May 1998, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (“FASB”) issued Issue No. 98-9, “Accounting for Contingent Rent in Interim Financial Periods.” This statement provides that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. This statement applies to all contingent rental income effective with the second quarter of 1998, at which time the Company adopted the policy. On a quarterly basis, there was a material impact to the Company’s earnings per share, financial condition, and results of operations. Contingent rent not recorded in the second or third quarters was recognized in the fourth quarter. Therefore, on an annual basis, there was no impact to the Company’s earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company continued to account for contingent rent in accordance with Issue No. 98-9. In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin Number 101 which reaffirms Issue No. 98-9.

Property

Property is carried at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	30 years
Ground improvements	20 years
Furniture, fixtures & equipment	3 to 10 years

Leasehold rights are carried at cost and amortized on a straight-line basis over the lease term.

The Leases presently provide that at the end or termination of the existing Leases, all improvements and fixtures placed on the rental property become the property of the Company.

The Company assesses whether there has been an impairment in the value of rental property held for use by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee’s ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize an impairment loss if the income stream were not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flows from each golf course with the net carrying value for such golf course, including any related intangible asset.

Property Held for Sale

Properties actively marketed for sale are classified as held for sale. Property held for sale is carried at the lower of cost or estimated fair market value less estimated costs to sell, or net realizable value. The net realizable value of rental property held for sale is determined by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company may recognize an impairment loss if the net realizable value is less than the current carrying value of the property at the time it is classified as held for sale. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, but excluding straight-line rent, and the net realizable value of the property, with the carrying value of the intangible asset reduced first. Depreciation is not recognized on properties classified as held for sale. Properties classified as held for sale are subsequently reviewed by management to assess the current valuation estimates and may be subject to additional impairment charges. Additionally, such review may, under certain circumstances, cause a property to be re-classified as held for use. Properties re-classified from held for sale, to held for use, are transferred at the then current carrying value and depreciation is resumed. As of December 31, 2001, 31 properties were classified as held for sale. The carrying value of straight-lined rent is recognized at the time of sale.

When assets are sold or retired, the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgement in their application. There are also areas in which management’s judgement in selecting any available alternative would not produce a materially different result. See the Company’s audited consolidated financial statements and notes thereto which begin in Item 8 of this Annual Report on Form 10-K which contain significant accounting policies and other disclosures required by generally accepted accounting principles.

New Pronouncements Issued But Not Yet Effective

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company’s fiscal year 2002. The Company has determined that these standards will not have a material impact on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will have no material effect on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement will be effective at the beginning of 2002. The Company has determined that SFAS No. 144 will not have a material effect on its consolidated financial statements.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary market risk exposure is interest rate risk. The Company has and will continue to manage interest rate risk by (1) maintaining a conservative ratio of fixed-rate, long-term debt to total debt such that variable-rate exposure is kept at an acceptable level, (2) using interest rate fixing strategies where appropriate to fix rates on anticipated debt transactions, and (3) taking advantage of favorable market conditions for long-term debt and/or equity.

The following table sets forth the Company’s long-term debt obligations, principal cash flows by scheduled maturity and weighted average interest rates at December 31, 2001 (dollars in thousands):

	For the year ended December 31,					Thereafter	Total
	2002	2003	2004	2005	2006
Long-term debt:
Fixed-rate	$7,346	$7,915	$48,146	$41,670	$3,568	$54,264	$162,909
Average interest rate	8.39%	8.39%	8.58%	8.66%	7.95%	7.95%	8.42%
Variable-rate	219,747	1,227	96,252	279	279	3,759	321,543
Average interest rate	6.07%	9.12%	8.88%	10.22%	10.22%	10.22%	6.98%

Total debt	$227,093	$9,142	$144,398	$41,949	$3,847	$58,023	$484,452

The above schedule is based on contractual payments and does not reflect the potential acceleration of the Term Note of approximately $98 million at December 31, 2001, described in “Liquidity and Capital Resources” in Item 7 and “Recent Developments” in Item 1.

In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% change in interest rates will increase or decrease interest expense by approximately $3.2 million annually based on $321.5 million outstanding at December 31, 2001.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of National Golf Properties, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 60 present fairly, in all material respects, the financial position of National Golf Properties, Inc. (the “Company”) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 60 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company has a significant lessee, American Golf Corporation (“AGC”), that has suffered losses from operations which have severely limited AGC’s ability to make its rent payments to the Company in accordance with its lease provisions. Additionally, AGC has incurred debt covenant violations. Such debt covenant violations by AGC have resulted in debt covenant violations for the Company due to certain cross-default provisions. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 8 to the consolidated financial statements, ten lawsuits have been filed against the Company, its directors and certain of its officers.

As discussed in Note 21 to the consolidated financial statements, the Company has entered into an agreement to enter into a business combination with its affiliate, AGC, and other affiliates of AGC. Such business combination is expected to result in the Company ceasing to qualify as a real estate investment trust.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 29, 2002

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2001	2000
ASSETS
Property
Land	$71,699	$91,414
Buildings	202,387	246,158
Ground improvements	347,586	457,607
Furniture, fixtures and equipment	38,650	49,740
Leasehold rights	23,643	32,081
Construction in progress	20,244	29,474

	704,209	906,474
Less: accumulated depreciation	(163,617)	(185,453)

Net property	540,592	721,021
Property held for sale, net	110,781	—
Cash and cash equivalents	63,445	1,528
Investments	—	200
Mortgage notes receivable	15,442	15,442
Investment in joint venture	6,606	6,949
Due from affiliate	—	1,895
Other assets, net	29,358	19,071

Total assets	$766,224	$766,106

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$484,452	$456,813
Accounts payable and other liabilities	14,099	10,103
Due to affiliate	3,297	—

Total liabilities	501,848	466,916

Minority interest	163,864	177,356

Commitments and contingencies (Notes 7 and 8)

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized—none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 13,121,148 and 12,963,845 shares issued and outstanding at December 31, 2001 and 2000, respectively	131	130
Additional paid in capital	102,763	124,741
Unamortized restricted stock compensation	(2,382)	(3,037)

Total stockholders’ equity	100,512	121,834

Total liabilities and stockholders’ equity	$766,224	$766,106

The accompanying notes are an integral part of these financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the year ended December 31,
	2001	2000	1999
Revenues:
Rent from affiliate	$116,871	$116,763	$104,817
Rent	980	1,218	1,865
Equity in income from joint venture	509	471	428

Total revenues	118,360	118,452	107,110

Expenses:
General and administrative	6,065	5,642	4,933
Depreciation and amortization	39,015	40,118	36,398
Impairment loss	27,955	—	—

Total expenses	73,035	45,760	41,331

Operating income	45,325	72,692	65,779
Other income (expense):
Interest income from affiliates	—	649	833
Interest income	1,676	1,804	1,807
(Loss) gain on sale of properties	(2,980)	5,564	3,216
Gain on insurance proceeds	670	378	2,002
Other income	398	358	286
Treasury lock settlement	—	—	(2,016)
Interest expense	(35,368)	(40,060)	(34,030)

Income before minority interest	9,721	41,385	37,877
Income applicable to minority interest	(10,084)	(21,955)	(20,617)

Net (loss) income	$(363)	$19,430	$17,260

Basic (loss) earnings per share	$(0.03)	$1.52	$1.41
Weighted average number of shares	12,907	12,778	12,245
Diluted (loss) earnings per share	$(0.03)	$1.48	$1.37
Weighted average number of shares	13,047	13,092	12,598

The accompanying notes are an integral part of these financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Number of Shares	Common Stock	Additional Paid in Capital	Accumulated Deficit	Unamortized Restricted Stock	Total
Balance at December 31, 1998	12,519,745	$125	$135,205	$—	$(3,106)	$132,224
Amortization of restricted stock	—	—	—	—	1,533	1,533
Issuance of restricted stock	97,000	1	2,645	—	(2,645)	1
Exercise of stock options	32,300	—	658	—	—	658
Repurchase of stock	(444,800)	(4)	(9,097)	—	—	(9,101)
Distributions paid ($1.77 per share)	—	—	(5,002)	(17,260)	—	(22,262)
Deferred compensation plan adjustment	—	—	(2,974)	—	—	(2,974)
Allocation for minority interest in the Operating Partnership	—	—	4,162	—	—	4,162
Net income	—	—	—	17,260	—	17,260

Balance at December 31, 1999	12,204,245	122	125,597	—	(4,218)	121,501
Amortization of restricted stock	—	—	—	—	1,536	1,536
Issuance of stock in exchange for OP units	1,260,000	13	1,439	—	—	1,452
Issuance of restricted stock	42,000	1	908	—	(909)	—
Repurchase of restricted stock	(20,000)	—	(554)	—	554	—
Repurchase of stock	(522,400)	(6)	(10,751)	—	—	(10,757)
Distributions paid ($1.81 per share)	—	—	(3,854)	(19,430)	—	(23,284)
Contribution to deferred compensation plan	—	—	(790)	—	—	(790)
Distribution from deferred compensation plan	—	—	335	—	—	335
Allocation for minority interest in the Operating Partnership	—	—	12,411	—	—	12,411
Net income	—	—	—	19,430	—	19,430

Balance at December 31, 2000	12,963,845	130	124,741	—	(3,037)	121,834
Amortization of restricted stock	—	—	—	—	1,508	1,508
Issuance of stock in exchange for OP units	65,003	—	37	—	—	37
Issuance of restricted stock	2,000	—	1,072	—	(1,072)	—
Repurchase of restricted stock	(8,000)	—	(219)	—	219	—
Exercise of stock options	98,300	1	1,179	—	—	1,180
Distributions paid ($1.84 per share)	—	—	(23,730)	—	—	(23,730)
Contribution to deferred compensation plan	—	—	(1,097)	—	—	(1,097)
Distribution from deferred compensation plan	—	—	590	—	—	590
Allocation for minority interest in the Operating Partnership	—	—	553	—	—	553
Net loss	—	—	(363)	—	—	(363)

Balance at December 31, 2001	13,121,148	$131	$102,763	$—	$(2,382)	$100,512

The accompanying notes are an integral part of these financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net (loss) income	$(363)	$19,430	$17,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,015	40,118	36,398
Amortization of loan costs	1,874	1,402	1,082
Amortization of restricted stock	1,508	1,536	1,533
Minority interest in earnings	10,084	21,955	20,617
Distributions from joint venture, net of equity in income	343	338	344
Gain on insurance proceeds	(670)	(378)	(2,002)
Loss (gain) on sale of properties	2,980	(5,564)	(3,216)
Impairment loss	27,955	—	—
Straight-line rent and interest	(2,887)	(3,643)	(3,391)
Other adjustments	—	(10)	1,746
Changes in assets and liabilities:
Other assets	(10,365)	2,247	(1,684)
Accounts payable and other liabilities	2,923	(274)	767
Due from/to affiliate	4,127	3,420	(1,226)

Net cash provided by operating activities	76,524	80,577	68,228

Cash flows from investing activities:
Purchase of available-for-sale securities	—	—	(1,954)
Proceeds from sale of available-for-sale securities	200	—	3,049
Issuance of mortgage note receivable	—	(466)	(12,655)
Proceeds from mortgage notes receivable	—	—	9,649
Loan costs on mortgage note issued	—	—	(67)
Treasury lock settlement	—	—	(2,345)
Purchase of property and related assets	(29,156)	(45,105)	(210,461)
Proceeds from sale of properties and related assets	34,266	15,415	10,441

Net cash provided by (used in) investing activities	5,310	(30,156)	(204,343)

Cash flows from financing activities:
Principal payments on notes payable	(80,352)	(100,718)	(428,382)
Proceeds from notes payable	106,500	107,000	589,350
Purchase of stock under repurchase plan	—	(10,757)	(9,101)
Loan costs	(556)	(60)	(4,737)
Proceeds from Preferred Units, net of offering expenses	—	—	34,067
Proceeds from stock options exercised	1,179	—	658
Cash distributions	(23,730)	(23,284)	(22,262)
Limited partners’ cash distributions	(22,958)	(23,565)	(22,698)

Net cash (used in) provided by financing activities	(19,917)	(51,384)	136,895

Net increase (decrease) in cash and cash equivalents	61,917	(963)	780
Cash and cash equivalents at beginning of period	1,528	2,491	1,711

Cash and cash equivalents at end of period	$63,445	$1,528	$2,491

Supplemental cash flow information:
Interest paid	$32,306	$39,200	$32,007
Taxes paid	138	44	117

The accompanying notes are an integral part of these financial statements.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Summary of Significant Accounting Policies

a)  Organization

National Golf Properties, Inc. (the “Company”) commenced operations effective with the completion of its initial public stock offering (the “Offering”) of common stock (the “Common Stock”), on August 18, 1993. The Company owns and acquires golf courses located throughout the United States. At December 31, 2001, the Company leased all but four of its golf courses to American Golf Corporation (“AGC”) pursuant to long-term triple net leases (the “Leases”). David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company’s outstanding Common Stock and approximately 16.6% of National Golf Operating Partnership, L.P. (the “Operating Partnership”) and a controlling interest in AGC. The Company owns substantially all of the golf courses through its 63.9% general partner interest in the Operating Partnership. On July 8, 1994, the Operating Partnership acquired an 89% general partner interest in Royal Golf, L.P. II (“Royal Golf”). Royal Golf owned four golf courses on Hilton Head Island, South Carolina. On August 8, 2000, the Operating Partnership acquired the remaining 11% of Royal Golf from the limited partner. Unless the context otherwise requires, all references to the Company’s business and properties include the business and properties of the Operating Partnership and Royal Golf.

In conjunction with the formation of the Company and the Operating Partnership, the partners of the entities transferring their interest in the initial portfolio of golf courses (the “Initial Golf Courses”) to the Operating Partnership became limited partners in the Operating Partnership and received units of common limited partnership interest in the Operating Partnership (the “Common Units”). Their interests in the Initial Golf Courses were carried over to the Operating Partnership on a historical cost basis similar to pooling of interest accounting and became part of the beginning balance of minority interest. Minority interest is primarily adjusted for the limited partners’ proportionate share of net income or loss of the Company and any additional contributions or distributions to the limited partners.

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

In order for the Company to maintain its qualification as a real estate investment trust (“REIT”), not more than 50% in value of its Common Stock may be owned, directly or constructively, by five or fewer individuals. For the purpose of preserving the Company’s REIT qualification, the Certificate of Incorporation prohibits direct or constructive ownership of more than 9.8% of the Common Stock by any person. Thus, although a Common Unit is convertible into a share of Common Stock, the conversion of the majority of the Common Units owned by David G. Price is restricted by the Company and the ownership limitations in order to preserve its REIT status.

The consolidated financial statements include the accounts of the Company, the Operating Partnership and Royal Golf. All significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

b)  Cash Equivalents

The Company considers all money market funds with an original maturity of three months or less at the date of purchase to be cash equivalents with cost approximating fair value.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

c)  Investments

Debt securities that the Company expects to hold to maturity are classified as held-to-maturity securities and reported at amortized cost. Debt securities not classified as either held-to-maturity securities or bought and held principally for the purpose of selling them in the near term are classified as available-for-sale securities and reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Cost of investments sold is determined on the average cost method.

d)  Concentration of Credit Risk

The Company’s portfolio of 137 golf courses consists of one participating mortgage loan, which is collateralized by a mortgage on the golf course, and ownership interests in 136 golf courses, including the two golf courses owned by Pumpkin Ridge, in 124 separate locations in 23 states (collectively, the “Golf Courses”).

Concentration of credit risk with respect to the Golf Courses is limited due to the geographic diversification among 23 states. The distribution of the golf courses reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional economic and climatic influences.

Rent revenues from one major lessee, AGC, amounted to approximately 99%, 99% and 98% of total rent revenues for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 17, Other Data for a description of AGC.

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per institution. At December 31, 2001 and 2000, the Company had cash accounts in excess of FDIC insured limits.

e)  Segment Reporting

During 1998, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 established standards for disclosure about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company currently operates in one geographic area, the United States.

f)  Property

Property is carried at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	30 years
Ground improvements	20 years
Furniture, fixtures & equipment	3 to 10 years

Leasehold rights are carried at cost and amortized on a straight-line basis over the lease term.

The Leases presently provide that at the end or termination of the existing Leases, all improvements and fixtures placed on the rental property become the property of the Company.

The Company assesses whether there has been an impairment in the value of rental property held for use by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee’s ability to perform its duties and

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize an impairment loss if the income stream were not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flows from each golf course with the net carrying value for such golf course, including any related intangible asset. The Company recognized no impairment losses in the net carrying values of property held for use in the years ended December 31, 2001, 2000 and 1999.

g)  Property Held for Sale

As a result of liquidity constraints, the Company has accelerated the marketing and sales of its non-strategic golf courses. These difficulties were caused primarily by the Company’s primary tenant, AGC, which suffered significant financial losses in 2001 and has experienced difficulty with its liquidity. Properties actively marketed for sale are classified as held for sale. Property held for sale is carried at the lower of cost or estimated fair market value less estimated costs to sell, or net realizable value. The net realizable value of rental property held for sale is determined by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company may recognize an impairment loss if the net realizable value is less than the current carrying value of the property at the time it is classified as held for sale. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, but excluding straight-line rent, and the net realizable value of the property, with the carrying value of the intangible asset reduced first. Depreciation is not recognized on properties classified as held for sale. Properties classified as held for sale are subsequently reviewed by management to assess the current valuation estimates and may be subject to additional impairment charges. Additionally, such review may, under certain circumstances, cause a property to be re-classified as held for use. Properties re-classified from held for sale, to held for use, are transferred at the then current carrying value and depreciation is resumed. As of December 31, 2001, 31 properties were classified as held for sale. The Company recognized impairment losses of approximately $28 million in the net carrying values of twelve properties held for sale in the year ended December 31, 2001. Rental income recognized on property held for sale was approximately $21.9 million in the year ended December 31, 2001. The carrying value of straight-lined rent is recognized at the time of sale.

The carrying value of property held for sale at December 31, 2001 was as follows:

December 31, 2001
Property held for sale
Land	$15,932
Buildings	43,032
Ground improvements	78,713
Furniture, fixtures and equipment	9,155
Leasehold rights	1,959
Construction in progress	4,960

153,751
Less: accumulated depreciation	(43,208)

Subtotal	110,543
Goodwill	238

Net property held for sale	$110,781

Straight-lined rent	$2,580

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When assets are sold or retired, the asset and related depreciation allowance is eliminated from the records and any gain or loss on disposal is included in operations.

h)  Income Taxes

The Company qualifies as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation to the extent that it distributes at least 90% of its taxable income to its stockholders (95% prior to 2001) and complies with other requirements. The Company paid distributions to stockholders of $1.84 per share in 2001, of which $1.77 represents ordinary income, $0.01 represents capital gains, and $0.06 represents return of capital on a tax basis. The Company is subject to state income and franchise taxes in certain states in which it operates. Therefore, a tax provision has been recognized for these income and franchise taxes.

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

i)  Revenue Recognition

The Company recognizes rental revenue on an accrual basis over the terms of the Leases. In addition, for Leases with fixed increases in rent, the total rent revenue over the lease period is recognized on a straight-line basis.

j)  Accounting for Contingent Rent

In May 1998, the Emerging Issues Task Force (the “EITF”) of the Financial Accounting Standards Board (“FASB”) issued Issue No. 98-9, “Accounting for Contingent Rent in Interim Financial Periods.” This statement provides that recognition of contingent rental income should be deferred until specified targets that trigger the contingent rent are achieved. This statement applies to all contingent rental income effective with the second quarter of 1998, at which time the Company adopted the policy. On a quarterly basis, there was a material impact to the Company’s earnings per share, financial condition, and results of operations. Contingent rent not recorded in the second or third quarters was recognized in the fourth quarter. Therefore, on an annual basis, there was no impact to the Company’s earnings per share, financial condition, or results of operations. In November 1998, Issue No. 98-9 was withdrawn by the EITF. However, the Company continued to account for contingent rent in accordance with Issue No. 98-9. In December 1999, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin Number 101 which reaffirms Issue No. 98-9.

k)  Intangible Assets

Included in other assets are intangible assets which consist of covenants not to compete, goodwill, and other intangibles. Intangible assets are carried at cost less accumulated amortization and are amortized on a straight- line basis. Goodwill, arising from golf course acquisitions, is amortized over the life of the Leases (15 to

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20 years). Straight-line rent is recognized over the life of the Leases. Other intangibles are amortized over periods from one to ten years. The Company assesses whether there has been an impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Such factors include a lessee’s ability to perform its duties and pay rent under the terms of the lease. If the property was leased at a significantly lower rent, the Company may recognize an impairment loss if the income stream is not sufficient to recover its investment. Such a loss would be determined as the difference between the carrying value, including any allocated goodwill, and the fair value of the property, with the carrying value of the intangible asset reduced first. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flow from each golf course with the net carrying value for such golf course, including any related intangible asset. The Company recognized no impairment losses in the net carrying values of intangible assets in the years ended December 31, 2001, 2000 and 1999. Accumulated amortization at December 31, 2001 and 2000, was approximately $7,014,000 and $6,483,000, respectively.

l)  Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

m)  Fair Value of Financial Instruments

To meet the reporting requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

n)  Earnings Per Share

The Company utilizes SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed based on the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the years ended December 31, 2001, 2000 and 1999 were 140,667, 313,887 and 353,244, respectively.

o)  Accounting for Stock–Based Compensation

The Company measures compensation cost for their plans using the accounting principles prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The pro forma disclosures of net income, basic earnings per share and diluted earnings per share as if the fair value based method of accounting defined in SFAS No. 123, “Accounting for Stock-Based Compensation” had been applied, have been disclosed.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

p)  Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133.” SFAS No. 133, as amended, requires the Company to recognize all derivatives on the balance sheet at fair value. The accounting for the changes in the fair values of such derivatives depends on the use of the derivative and whether it qualifies for hedge accounting. As of December 31, 2001 and 2000, the Company was not participating in any such activities and does not have any such instruments recorded on the balance sheet.

q)  New Pronouncements Not Yet Effective

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” These statements will change the accounting for business combinations and goodwill in two significant ways. SFAS 141 requires that the purchase method of accounting be used for all business combinations indicated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. This standard will be effective for the Company’s fiscal year 2002. The Company has determined that these standards will not have a material effect on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company has determined that SFAS No. 143 will have no material effect on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This Statement will be effective at the beginning of 2002. The Company has determined that SFAS No. 144 will not have a material effect on its consolidated financial statements.

(2)    Property Acquisitions and Sales

In 2001, the Company purchased one Golf Course for an aggregate initial investment of approximately $12.1 million. The acquisitions have been accounted for utilizing the purchase method of accounting and, accordingly, the acquired assets are included in the statement of operations from the date of acquisition. The initial investment amount includes purchase price, closing costs and other direct costs associated with the purchase. The aforementioned golf course was leased to AGC pursuant to a long-term triple net lease.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisitions

Acquisition Date	Course Name	Location	Initial Investment
			(In thousands)
6/4/01	Marbella Country Club	San Juan Capistrano, California	$12,084

	Total Initial Investment		$12,084

The Company also acquired nine additional holes of golf at the Golf Club at Bradshaw Farm in 2001 for approximately $1.8 million.

During the year ended December 31, 2001, the Company sold ten golf course properties, described below, for aggregate consideration of approximately $34.7 million. The Company received net cash proceeds of approximately $33.8 million. As of December 31, 2001, $10.4 million of such proceeds were held in escrow accounts for Code section 1031 exchange transactions. The Company recognized a net loss of approximately $3 million from these transactions.

Sales

Sale Date	Course Name	Location	Gain/(Loss)
			(In thousands)
4/17/01	Eagle Golf Club	Broomfield, Colorado	$2,138
6/21/01	Honey Bee Golf Club	Virginia Beach, Virginia	(509)
6/21/01	Chesapeake Golf Club	Chesapeake, Virginia	(528)
8/15/01	Baymeadows Golf Club	Jacksonville, Florida	(241)
8/17/01	Sabal Palm Golf Course	Tamarac, Florida	453
9/21/01	Goshen Plantation Country Club	Augusta, Georgia	(613)
9/28/01	River’s Edge Golf Club	Fayetteville, Georgia	(552)
9/30/01	Los Rios Country Club	Plano, Texas	(4,019)
10/24/01	Blacklake Golf Resort	Nipomo, California	229
11/14/01	Classic Golf Course	Spanaway, Washington	662

	Net loss		$(2,980)

In 2001, the Company recognized a gain on insurance proceeds of approximately $670,000 due to various claims made at four of the Golf Courses. The Company is applying the insurance proceeds to repairs and improvements at such Golf Courses.

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

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 31, 1999, the Company purchased fee interests in 15 golf courses, long-term leasehold interests in two golf courses and leasehold rights in three golf courses and made a mortgage loan collateralized by an additional golf course, El Camino Country Club (the “El Camino Mortgage”) (collectively, the “Acquired Cobblestone Courses”). During the three months ended March 31, 2000, the Company finalized the fair value allocation of purchase price among the Acquired Cobblestone Courses. In addition, there were reclassifications among the components of property.

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

(3)    Investments

	December 31,
	2001		2000
	Cost	Market	Cost	Market	Maturity
	(In thousands)
Available-for-sale securities:
Corporate Note	$—	$—	$200	$200	3/2001

Total	$—	$—	$200	$200

In 2001, available-for-sale securities were sold resulting in proceeds of $200,000. No available-for-sale securities were sold in 2000. There were no gross realized gains or losses in the years ended December 31, 2001, 2000 and 1999.

(4)    Mortgage Notes Receivable

At December 31, 2001 and 2000, the Company held collateralized mortgage notes receivable of approximately $15,442,000. The range of interest rates for mortgage notes receivable was 9.2% to 12% in 2001, 9.25% to 12% in 2000 and 8.75% to 12% in 1999. Payments on mortgage notes receivable are interest only. Interest recognized for the years ended December 31, 2001, 2000 and 1999 totaled approximately $1,219,000, $2,047,000 and $2,410,000, respectively.

The fair value of mortgage notes receivable at December 31, 2001 and 2000 is estimated to be approximately $13,830,000 and $15,381,000, respectively, based on current interest rates for comparable loans.

(5)    Investment in Joint Venture

On September 8, 1997, the Operating Partnership acquired a 50% general partner interest in Pumpkin Ridge Joint Venture (“Pumpkin Ridge”) for approximately $8.1 million. Pumpkin Ridge owns two golf courses in Cornelius, Oregon. The Company accounts for its investment in Pumpkin Ridge under the equity method of accounting. The aforementioned golf courses are leased to AGC pursuant to a long-term triple net lease.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(7)    Notes Payable

Notes payable consist of the following:

	Interest Rate	Interest Payment	December 31,		Maturity
Type of Collateral			2001	2000
			(In thousands)
Mortgage note	5.50%	Quarterly	$—	$100	5/2001
Uncollateralized note—revolver	Various	Various	200,000	165,000	3/2002
Mortgage note	3.68%	Quarterly	18,543	19,301	4/2002
Uncollateralized note—term note	8.88%	Various	98,000	99,000	3/2004
Mortgage note	6.00%	Annually	3,750	3,750	10/2004
Uncollateralized note			79	73	11/2004
Uncollateralized notes	8.68%	Semi-annually	42,269	44,088	12/2004
Uncollateralized notes	8.73%	Semi-annually	43,226	44,964	6/2005
Mortgage note		Annually	1,312	—	11/2005
Uncollateralized notes	7.90%	Semi-annually	36,366	37,672	6/2006
Uncollateralized notes			2,077	2,404	7/2006
Uncollateralized notes	8.00%	Semi-annually	32,426	33,517	12/2006
Uncollateralized notes	8.00%	Monthly	—	189	8/2007
Uncollateralized notes	8.00%	Quarterly	1,404	1,571	1/2008
Mortgage notes	10.22%	Monthly	5,000	5,184	8/2014

			$484,452	$456,813

The following is a schedule of maturities on notes payable for the next five years ending December 31 and in total thereafter:

Amount
(In thousands)
2002	$227,093
2003	9,142
2004	144,398
2005	41,949
2006	3,847
Thereafter	58,023

$484,452

The above schedule is based on contractual payments and does not reflect the potential acceleration of the term note of approximately $98 million at December 31, 2001, discussed below.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The note agreements contain, among other things, covenants restricting the sale of property and certain financial ratios and reporting requirements.

In connection with the acquisition of an additional nine holes of golf at the Golf Club at Bradshaw Farm during 2001, the Company entered into a four-year, non-interest bearing, collateralized note for $1,700,000. The interest rate used to discount the note was 8.75%. The discount is being amortized over the life of the loan using the effective interest method. The note requires fixed payments of $200,000 annually beginning in 2002 and ending in 2005. The unamortized discount balance at December 31, 2001 was approximately $388,000.

In 2001, the Company extended the maturity of a 7.86% fixed rate collateralized note payable with an original maturity date of July 6, 2001. The note, which was assumed in connection with the acquisition of Royal Golf in 1994, accrues interest at LIBOR plus 350 basis points, and matures April 8, 2002 and, subject to the satisfaction of certain conditions, will extend to August 8, 2002. The balance at December 31, 2001 was $18.5 million.

On July 30, 1999, the Company amended its $300 million uncollateralized revolving credit facility with a group of lenders (the “Lenders”) led by The First National Bank of Chicago, as Administrative Agent (now known as Bank One). The amended credit facility divided the $300 million revolving credit facility into (i) a $200 million revolver (the “Revolver”) and (ii) a $100 million term note (the “Term Note”) (collectively, the “Credit Facility”). As described below, the Company has entered into a forbearance agreement with the Lenders relating to the Company’s failure to be in compliance with the Credit Facility. Advances under the Credit Facility bear interest at the Administrative Agent’s alternate base rate plus the then-applicable base rate margin or, at the option of the Company, LIBOR plus the then-applicable LIBOR rate margin. The Administrative Agent’s alternate base rate for any day means the greater of (i) a rate per annum equal to the corporate base rate of interest announced by the Administrative Agent from time to time, and (ii) the federal funds rate as published by the Federal Reserve Bank plus one-half percent (0.50%) per annum. With respect to advances under the Revolver, the amount of the base rate margin and LIBOR rate margin vary depending upon the amount of the Company’s outstanding indebtedness compared to its capitalization. The initial rate of interest for borrowings made under the Revolver was equal to LIBOR plus a margin of 2.25% or the alternate base rate plus 1.00%. The Revolver initially was scheduled to terminate March 29, 2002, but its term was extended until April 30, 2002 pursuant to an amendment and extension of the forbearance agreement as described below. The rate of interest for the Term Note will be equal to LIBOR plus a margin of 3.00% or the alternate base rate plus 1.75%. The Term Note terminates on March 29, 2004.

The Company’s Credit Facility requires AGC, the Company’s primary lessee, to maintain a certain fixed charge coverage ratio and to be in compliance with AGC’s debt instruments. For the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, AGC had not achieved such ratio and also was not in compliance with certain provisions of AGC’s debt instruments and, accordingly, the Company was not in compliance with the Credit Facility. On August 14, 2001, the Company obtained a waiver of such non-compliance for the quarter ended June 30, 2001, which remained in effect through October 1, 2001. On February 8, 2002, the Company entered into a forbearance agreement with certain of its Lenders on account of the defaults under the Credit Facility. Under the forbearance agreement, the Lenders agreed to forbear from exercising certain of their remedies under the Credit Facility in connection with these defaults for a period ending March 29, 2002, and the Company repaid $20 million of the principal balance outstanding under the Credit Facility. Under the terms of the forbearance agreement, the Revolver was permanently reduced from $200 million at December 31, 2001 to $180.3 million at March 19, 2002. On March 29, 2002, the Company entered into an amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to certain conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the Credit Facility for a period ending April 30, 2002 and (ii) extend the maturity of the Revolver until April 30, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced from $180.3 million at March 19, 2002 to $176.8 at March 29, 2002. The Company is in discussions with the lenders to extend the maturity of its borrowings under the Credit Facility. There can be no assurance as to the outcome of these discussions. There were outstanding advances of $298 million and $264 million under the Credit Facility as of December 31, 2001 and 2000, respectively.

Some of the Company’s debt instruments contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of such instruments for the Company was $154.3 million.

If the default or cross-default provisions are enforced by the Lenders, the Company could experience a material adverse effect on its financial condition.

Two of AGC’s debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarters ended June 30, 2001, September 30, 2001, and December 31, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC’s debt instruments. On August 8, 2001, AGC obtained a waiver of such non-compliance with respect to one of its debt instruments for the quarter ended June 30, 2001, which remained in effect through October 1, 2001, the expiration of which resulted in a default under this instrument. On March 8, 2002, AGC entered into a forbearance agreement with one lender under its credit facility, which remained in effect through March 29, 2002. Under the terms of the forbearance agreement, AGC repaid $1,862,000 of the principal balance. Additionally, the revolving credit facility was permanently reduced from $50,000,000 to $48,134,000. AGC is in discussions with the lenders under each of the debt instruments regarding the aforementioned default and non-compliance. There can be no assurance as to the outcome of these discussions.

In addition to the two debt instruments referred to above, certain equipment operating leases of AGC and debt instruments on an AGC subsidiary contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of such debt instruments for AGC and its subsidiary were $13,833,000.

If the default or cross-default provisions are enforced by AGC’s and its subsidiary’s lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company's primary lessee, could have a material adverse effect on the Company’s financial condition. There can be no assurance that AGC will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that AGC’s lenders will grant waivers of any inability of AGC to meet these provisions or any cross-default occurring as a result of such provisions.

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

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the combined purchase of Monterey Country Club and Palm Valley Country Club during 1995, the Company entered into an eleven-year, non-interest bearing, uncollateralized note for $4,000,000 with the seller of the properties. The interest rate used to discount the note was 7.75%. The discount is being amortized over the life of the loan using the effective interest method. The note requires fixed payments of $500,000 annually beginning in 1999 and ending in 2006. The discounted note balance at December 31, 2001 and 2000 was approximately $2,077,000 and $2,404,000, respectively. The unamortized discount balance at December 31, 2001 and 2000 was approximately $423,000 and $596,000, respectively.

In 1994, the Operating Partnership placed $100 million of fixed-rate, uncollateralized notes due 2004 and 2005 with a group of institutional investors. The notes were issued in two series of $50 million. The first note series was issued with a fixed interest rate of 8.68%, and the second note series was issued with a fixed interest rate of 8.73%.

A former limited partner is the holder of a promissory note for approximately $1.4 million that the Company assumed at the time of the Offering in connection with the Company’s acquisition of four golf courses from a corporation that previously had been 50% owned by such limited partner. The interest rate is 8% per annum with a maturity date in January 2008. The Company made interest payments in 2001 and 2000 of approximately $121,000 and $133,000, respectively.

The fair value of notes payable at December 31, 2001 and 2000 is estimated to be approximately  $492.2 million and $459 million, respectively, based on current interest rates for comparable loans. The net book value at December 31, 2001 and 2000 of the assets collateralizing the notes payable is $52.4 million and $43.1 million, respectively.

(8)    Commitments and Contingencies

The Company may be required under the Leases to pay for various remaining capital improvements totaling approximately $15 million, all of which will be paid by the end of 2003. Any subsequent capital improvements to these golf courses are the responsibility of the Lessees.

In addition, the Company leases the land associated with Bear Creek Golf World from a local municipality pursuant to a ground lease. At December 31, 2001, there was a net book value of approximately $1.8 million of improvements at this property included in buildings, ground improvements and furniture, fixtures and equipment on the consolidated balance sheet. At the termination of the lease in June 2022, all fixed improvements are surrendered to the local municipality. Under the terms of the ground lease, the Company remits a percentage of the green fees and net profits from the sale of food and beverages to the local municipality. For the years ended December 31, 2001, 2000 and 1999, the ground lease expense was approximately $357,000, $387,000 and $447,000, respectively.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Owners and operators of golf courses are subject to a variety of legal proceedings arising in the ordinary course of operating a golf course, including proceedings relating to personal injury and property damage. Such proceedings are generally brought against the operator of a golf course, but may also be brought against the owner. Although neither the Company nor the predecessor owners of the Golf Courses are currently parties to any legal proceedings relating to the Golf Courses that would have a material adverse effect upon the Company’s business or financial position, it is possible that in the future the Company could become a party to such proceedings.

During the last two weeks of February and the first week of March, 2002, ten related lawsuits were filed in California state and federal courts against the Company, its directors, and certain of its officers. Seven of these lawsuits were filed in the California Superior Court for the County of Los Angeles (the “State Lawsuits”); the remaining three were filed in the U.S. District Court for the Central District of California (the “Federal Lawsuits”).

Of the seven State Lawsuits, four were brought as derivative actions, purportedly on behalf of the Company. These derivative lawsuits allege violations of fiduciary duties, waste of corporate assets, and violations of state securities laws against the Company’s directors in connection with the Company’s relationship with AGC, including the Company’s proposed business combination with AGC and the Company’s publicly disclosed financial condition at the time of the May, 2001 secondary public offering of the Company’s Common Stock. The derivative State Lawsuits seek damages, injunctive relief against the proposed business combination, and court costs and attorney’s fees.

The three remaining State Lawsuits were brought as class actions. These purported class actions allege violations of fiduciary duties against the Company’s directors in connection with the Company’s proposed business combination with AGC. The class action State Lawsuits seek injunctive relief against the proposed business combination, as well as court costs and attorney’s fees.

The Federal Lawsuits, also brought as purported class actions, allege violations of the federal securities laws against the Company and certain of its officers and directors in connection with the Company’s publicly disclosed financial condition at the time of the May, 2001 secondary public offering of the Company’s Common Stock. The Federal Lawsuits seek damages, as well as court costs and attorney’s fees.

These actions have just been commenced, and no trial dates have been set. Management believes that the Company has meritorious defenses to these actions, and the defendants intend to defend themselves vigorously. See Note 21 for a discussion of the Company’s proposed business combination with AGC.

(9)    Stock Repurchase Plan

In September 1999, the Board of Directors authorized, subject to certain business and market conditions, the purchase of up to $20 million of the Company’s Common Stock. The stock repurchase plan was completed during 2000. At December 31, 2000, the number of shares purchased under this authorization was 967,200 for a total cost of approximately $19.9 million. The shares repurchased are considered “authorized but unissued.”

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)    Preferred Units

On July 28, 1999, the Operating Partnership completed the private placement of 1,400,000 9.3% Series B Cumulative Redeemable Preferred Units (“Series B Preferred Units”), representing limited partnership interests in the Operating Partnership, to institutional investors in exchange for a contribution to the Operating Partnership of $35 million. The Series B Preferred Units, which may be called by the Operating Partnership at par on or after July 28, 2004, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 9.3%. The Operating Partnership used the proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership’s revolving credit facility.

On March 4, 1998, the Operating Partnership completed the private placement of 1,200,000 8% Series A Cumulative Redeemable Preferred Units (“Series A Preferred Units”) (collectively, with Series B Preferred Units, “Preferred Units”), representing a limited partnership interest in the Operating Partnership, to an institutional investor in exchange for a contribution to the Operating Partnership of $60 million. The Series A Preferred Units, which may be called by the Operating Partnership at par on or after March 4, 2003, have no stated maturity or mandatory redemption and pay a cumulative, quarterly dividend at an annualized rate of 8%. The Operating Partnership used $58 million of the approximately $58.5 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership’s revolving credit facility.

Also, on April 20, 1998, the Operating Partnership completed on the same terms as above the private placement of an additional 300,000 Series A Preferred Units to the same institutional investor in exchange for a contribution to the Operating Partnership of $15 million. The Operating Partnership used $14.5 million of the approximately $14.6 million of net proceeds from such private placement to reduce outstanding indebtedness under the Operating Partnership’s revolving credit facility.

The Preferred Units and the dividends attributable to such Preferred Units have been reported as a component of minority interest in the related consolidated financial statements. The Preferred Units are not convertible into Common Stock, but are convertible into preferred stock of the Company.

(11)    Lease Rental Agreements

Future base rents to be received by the Company under the Leases for the next five years ending December 31 and in total thereafter are as follows:

Amount
(In thousands)
2002	$111,338
2003	112,344
2004	113,349
2005	114,354
2006	114,443
Thereafter	614,130

$1,179,958

The base rent for the first year for each golf course under the Leases is initially set at a fixed amount. Thereafter, generally with respect to the Leases for the Initial Golf Courses, minimum rent is increased each year by 4% or, if lower, 150% of the annual percentage increase in the Consumer Price Index (“CPI”) (the “Base Rent Escalation”). For these Leases, generally percentage rent is paid to the Company each year in the amount, if any,

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by which the sum of 35% of Course Revenue in excess of a baseline amount plus 5% of Other Revenue in excess of a baseline amount exceeds the cumulative Base Rent Escalation since the commencement date of such Leases. “Course Revenue” is generally defined in the Leases to include all revenue received from the operation of the applicable golf course, including revenues from memberships, initiation fees, dues, green fees, guest fees, driving range charges and golf cart rentals, but excluding those revenues described as Other Revenue. “Other Revenue” is generally defined in the Leases to include all revenue received from food and beverage and merchandise sales and other revenue not directly related to golf activities. AGC has options to extend the term of each lease for one to three five-year terms. Generally, for the Leases entered into subsequent to the Offering, the rent is based upon the greater of (a) the minimum base rent or (b) a specified percentage of Course Revenue and Other Revenue. The minimum base rent under these Leases is increased for specified years during the Lease term based upon increases in the CPI, provided that each such annual CPI increase shall not exceed five percent. Percentage rent income for the years ended December 31, 2001, 2000 and 1999 was approximately $3,774,000, $8,340,000 and $8,453,000, respectively.

For the leases of the Acquired Cobblestone Courses, the base rent generates an initial return on the Operating Partnership’s investment of 8.75% and will step-up on a sequential basis each year to 9.25%, 9.75%, 10.25%, 10.75%, 11.25%, and finally to 11.75% in 2005. GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be straight-lined. For the years ended December 31, 2001 and 2000, the straight-lining of rent resulted in additional rent revenue of approximately $2,887,000 and $3,530,000, respectively.

(12)    Stock Options and Awards

The Company has established the 1993 Stock Incentive Plan (the “1993 Plan”) and the 1997 Equity Participation Plan (the “1997 Plan”), under which executive officers and other key employees of the Company and AGC may be granted stock options or restricted stock. Restricted stock is subject to restrictions determined by the Company’s Compensation Committee. The Compensation Committee, comprised of Directors who are not officers of the Company, determines compensation, including awards under the 1993 Plan and 1997 Plan, for the Company’s executive officers. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest 20% per year over a five year period. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Compensation expense is determined by reference to the market value on the date of grant and is being amortized on a straight-line basis over the five year vesting period. Such expense amounted to approximately $1,508,000, $1,536,000 and $1,533,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options vest at 25% per year over four years and are exercisable at the market value on the date of grant. The options’ maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1993 Plan for the years ended December 31, 2001, 2000 and 1999:

	Number of Shares— Restricted Stock	Number of Shares— Options	Weighted Average Option Exercise Price
Outstanding at December 31, 1998	73,500	333,975	$20.61
Vested	(23,500)	—	—
Exercised	—	(32,300)	20.38

Outstanding at December 31, 1999	50,000	301,675	$20.63
Vested	(20,000)	—	—
Cancelled	—	(24,350)	20.38
Forfeited	(4,000)	—	—

Outstanding at December 31, 2000	26,000	277,325	$20.66
Vested	(19,500)	—	—
Cancelled	—	—	—
Forfeited	—	—	—
Exercised	—	(55,300)	20.19

Outstanding at December 31, 2001	6,500	222,025	$20.77

	Number of Shares	Weighted Average Option Exercise Price
Options exercisable at:
December 31, 2001	222,025	$20.77
December 31, 2000	277,325	$20.66
December 31, 1999	296,675	$20.11

The range of exercise prices for the options outstanding and exercisable at December 31, 2001 under the 1993 Plan is $18.50 through $25.875 with a weighted average remaining contractual life of 1.87 years.

As of December 31, 2001, a total of 807,925 additional shares remain unissued under the 1993 Plan. There were 1,600,000 shares originally reserved for issuance under the 1993 Plan. When the 1997 Plan was established, the 1993 Plan was terminated regarding future grants of restricted stock and stock options.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the restricted stock and stock option transactions pursuant to the 1997 Plan for the years ended December 31, 2001, 2000 and 1999:

	Number of Shares— Restricted Stock	Number of Shares— Options	Weighted Average Option Exercise Price
Outstanding at December 31, 1998	50,000	72,500	$30.23
Granted	95,000	80,000	27.42
Vested	(10,000)	—	—

Outstanding at December 31, 1999	135,000	152,500	$28.76
Granted	40,000	55,000	21.00
Vested	(29,000)	—	—
Cancelled	—	(20,000)	27.42
Forfeited	(16,000)	—	—

Outstanding at December 31, 2000	130,000	187,500	$26.62
Granted	40,000	70,000	18.55
Vested	(37,000)	—	—
Cancelled	(8,000)	(10,000)	27.42
Forfeited	—	—	—
Exercised	—	(3,000)	21.00

Outstanding at December 31, 2001	125,000	244,500	$24.35

	Number of Shares	Weighted Average Option Exercise Price
Options exercisable at:
December 31, 2001	130,750	$24.00
December 31, 2000	56,875	$29.47
December 31, 1999	23,750	$30.19

The range of exercise prices for the options outstanding at December 31, 2001 under the 1997 Plan is $9.24 through $30.31 with a weighted average remaining contractual life of 7.32 years. The range of exercise prices for options exercisable at December 31, 2000 is $9.24 through $30.31 with a remaining contractual life of 6.75 years.

As of December 31, 2001, a total of 351,500 additional shares remain reserved for issuance under the 1997 Plan. There were 800,000 shares originally reserved for issuance under the 1997 Plan.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company also has adopted the 1995 Independent Director Equity Participation Plan, pursuant to which directors of the Company may be granted stock options and restricted stock. The shares of restricted stock will be sold at a purchase price equal to $.01 and will vest at the earlier of (i) the fifth anniversary of the date of grant or (ii) the directors’ normal retirement at or after age 65. Restricted stock has the same dividend and voting rights as other common stock and is considered to be currently issued and outstanding. Stock options vest on the first anniversary of the date on which the option was granted and are exercisable at the market value on the date of grant. The options’ maximum term is ten years. The following table summarizes the restricted stock and stock option transactions pursuant to the 1995 Independent Director Equity Participation Plan for the years ended December 31, 2001, 2000 and 1999:

	Number of Shares Restricted Stock	Number of Share— Options	Weighted Average Option Exercise Price
Outstanding at December 31, 1998	16,000	40,000	$25.80
Granted	2,000	8,000	21.25

Outstanding at December 31, 1999	18,000	48,000	$25.04
Granted	2,000	8,000	19.63
Vested	(10,000)	—	—

Outstanding at December 31, 2000	10,000	56,000	$24.27
Granted	2,000	8,000	10.94
Vested	(4,500)	—	—
Cancelled	—	(2,000)	10.94

Outstanding at December 31, 2001	7,500	62,000	$22.98

	Number Of Shares	Weighted Average Option Exercise Price
Options exercisable at:
December 31, 2001	56,000	$24.27
December 31, 2000	48,000	$25.04
December 31, 1999	40,000	$25.80

The range of exercise prices for the options outstanding at December 31, 2001 under the 1995 Independent Director Equity Participation Plan is $10.94 through $31.50 with a weighted average remaining contractual life of 5.03 years. The range of exercise prices for options exercisable at December 31, 2001 is $19.63 through $31.50 with a weighted average remaining contractual life of 4.51 years.

As of December 31, 2001, a total of 64,000 shares remain reserved for issuance under the 1995 Independent Director Equity Participation Plan. There were 148,000 shares originally reserved for issuance under the 1995 Independent Director Equity Participation Plan.

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and will continue to use the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based on the fair value at the grant date for awards in 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company’s net income, basic earnings per share and diluted earnings per share would have been reduced to the pro forma amounts indicated below:

	For the year ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Net (loss) income, as reported	$(363)	$19,430	$17,260
Net (loss) income, pro forma	$(561)	$19,313	$16,953
Basic earnings per share, as reported	$(0.03)	$1.52	$1.41
Basic earnings per share, pro forma	$(0.04)	$1.51	$1.38
Diluted earnings per share, as reported	$(0.03)	$1.48	$1.37
Diluted earnings per share, pro forma	$(0.04)	$1.48	$1.35

The weighted average fair value of options granted during 2001, 2000 and 1999 are $6.68, $1.79 and $2.59, respectively. The fair value of each option grant issued in 2001, 2000 and 1999 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) dividend yield of 0.0% in 2001, 8.24% in 2000, and 8.52% in 1999, (b) expected volatility of the Company’s stock of 25.08% in 2001, 22.12% in 2000, 21.2% in 1999, (c) a risk free interest rate based on U.S. Zero Coupon Bonds with time of maturity approximately equal to the options’ expected time to exercise, and (d) expected option lives of six years for options granted in 2001 and four years for options granted in 2000, and 1999, respectively.

(13)    401(k) Plan

The Company established a qualified retirement plan designed to qualify under Section 401(k) of the Code (the “401(k) Plan”). The 401(k) Plan allows participants to defer up to 20% of their eligible compensation on a pre-tax basis subject to certain maximum amounts. Matching cash contributions may be made in amounts and at times determined by the Company. The 401(k) Plan provides for matching contributions by the Company in an amount equal to fifty-cents for each one dollar of participant contributions up to a maximum of three percent of the participant’s salary per year. Participants received credit for employment with the predecessors of the Company and affiliates. Amounts contributed by the Company for a participant will vest over five years. Employees of the Company will be eligible to participate in the 401(k) Plan if they meet certain requirements concerning minimum age and period of credited service.

For the years ended December 31, 2001, 2000 and 1999 the Company’s contributions to the 401(k) Plan were approximately $18,000, $19,000 and $20,000, respectively.

(14)    Deferred Compensation Plan

The Company has a deferred compensation arrangement whereby vested restricted shares of the Company’s stock are placed in a “Rabbi Trust.” The executive will not be taxed on the stock until taking possession at the end of the deferred period. At the end of the deferral period, the deferred compensation liability will be settled in stock or cash by having the trust sell the stock in the open market. Prior to January 1, 2001 the Company consolidated the net assets of the trust into its financial statements in accordance with EITF 97-14 “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested.” In accordance with EITF 97-14, changes in the share price of the Company’s stock falling outside of the transition differential were recognized as either an increase or decrease in expense. The Plan was amended effective January 1, 2001. The Company’s accounting continues in accordance with EITF 97-14 which requires that

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

changes in the share price of the Company’s stock not be recognized as income or expense under the current plan structure. During the years ended December 31, 2000 and 1999, respectively, the Company recognized a decrease in expense of approximately $58,000 and $549,000, before minority interest adjustment of approximately $22,000 and $242,000, due to a decrease in the Company’s stock price. Additionally, the Company recognized a reduction in additional paid in capital of approximately $3 million before minority interest adjustment of approximately $1.1 million related to the transition adjustment in 1999. In addition, key executives of the Company may elect to defer receiving up to 100% of their compensation in any one year until a later year.

(15)    Related Party Transactions

The Company has in the past and will continue to identify golf courses it seeks to acquire and will lease such acquired golf courses to AGC and other golf course operators. The Company evaluates potential golf course acquisitions based on a golf course’s ability to generate cash flows sufficient to enable an operator to operate the course profitably and provide the Company its desired rate of return on its capital investment. Such evaluation is integral to the Company’s determination of the price it is willing to pay for a particular course. The Company’s acquisition of a course is recorded in the Company’s financial statements at cost and the value of such course then is evaluated periodically to determine its carrying value based on the cash flow from the lease of such property. Because AGC may be deemed to be an affiliate of the Company, the Company’s leases with AGC may not reflect arms-length transactions. As a result, there is a risk that the terms of such leases are not as favorable to the Company as the terms would have been if the Company leased its golf courses to unaffiliated operators and, if the Company could have obtained more favorable terms, that the Company’s financial statements understate the returns that the Company could obtain on leases of such properties. It is management’s belief, however, that the terms and conditions of its leases with AGC are no less favorable to the Company than the terms and conditions that the Company could obtain if it leased its golf courses to operators other than AGC.

Amounts due from affiliate include rent receivables, rent prepayments, cost reimbursements due to each party for capital improvements and certain other expenses that are accrued in the period in which the related expenses are incurred. The balance of straight-line deferred rent at December 31, 2001 and 2000 was approximately $9 million and $7 million respectively, and is included in Other Assets. See Note 17 for a discussion regarding AGC.

(16)    Statement of Cash Flows—Supplemental Disclosures

Non-cash transactions for the year ended December 31, 2001 include approximately $1.3 million of golf course acquisitions which were financed by a note payable, and $2.3 million in capital improvements accrued but not paid.

Non-cash transactions for the year ended December 31, 2000 include a limited partner’s exchange on March 14, 2000, of all of its 1,250,000 Common Units for 1,250,000 shares of Common Stock. Additionally, on December 28, 2000, the fee interest in El Camino Country Club was transferred to the Company in satisfaction of the El Camino Mortgage entered into in March 1999 as part of the acquisition of the Acquired Cobblestone Courses.

Non-cash transactions for the year ended December 31, 1999 include approximately $13.3 million in capital improvements accrued but not paid and approximately $5.7 million of golf course acquisitions which were financed by notes payable.

(17)    Other Data

AGC is the lessee of all but four of the golf courses in the Company’s portfolio at December 31, 2001. David G. Price, the Chairman of the Board of Directors of the company, owns approximately 2.7% of the

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s outstanding Common Stock, approximately 16.6% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

The following table sets forth certain condensed financial information concerning AGC:

	December 31,
	2001	2000
		Restated
	(in thousands)
Current assets	$79,184	$96,411
Non-current assets	190,970	179,140

Total assets	$270,154	$275,551

Total current liabilities	$228,698	$122,298
Total long-term liabilities	99,885	153,297
Minority interest	211	158
Total shareholders’ deficit	(58,640)	(202)

Total liabilities and shareholders’ deficit	$270,154	$275,551

	For the year ended December 31,
	2001	2000	1999
		Restated (in thousands)	Restated
Total revenues	$730,828	$746,348	$697,575

Net (loss) income	$(60,428)	$(278)	$5,686

The net loss of $60.4 million for the year ended December 31, 2001 represents a $60.2 million increase from a net loss of $0.2 million for the corresponding twelve months of 2000. AGC’s net income and gross revenues in the year ended December 31, 2001, particularly green fee revenue and initiation fee revenue from membership sales, were adversely impacted by inclement weather, weakening economic conditions, and increased supply of golf courses and lagging demand. Poor weather conditions in California, Las Vegas and Phoenix during the first quarter and in the Midwest during the second quarter contributed to the decline in green fee revenue. The softening economy adversely impacted greens fees at high-end daily fee courses, membership sales at private country clubs, and tournament revenues. In addition, the development and opening of 1,300 new golf courses from 1999 through 2001 also resulted in a reduction in rounds played at AGC’s courses.

The terrorist attacks on September 11 and related military actions created additional uncertainty in the state of the overall U.S. economy. As a result, AGC’s operating performance continued to decline through the fourth quarter of 2001, particularly in membership and group sales. There can be no assurance that the economic and political climate will fully recover in the near future, and the longer-term consequences from these events are not yet fully known.

AGC, which suffered significant financial losses in 2001 and has experienced difficulty with its liquidity, is not in compliance with the terms of the Leases due to its failure to be fully current in its rental payments to the

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company. As of March 19, 2002, AGC had paid approximately $8.9 million and owed approximately $17.5 million of rent to the Company for the period January 1, 2002 through March 31, 2002.

Two of AGC’s debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC’s debt instruments. On August 8, 2001, AGC obtained a waiver of such non-compliance with respect to one of its debt instruments for the quarter ended June 30, 2001, which remained in effect through October 1, 2001, the expiration of which resulted in a default under this debt instrument. On March 8, AGC entered into a forbearance agreement with its commercial bank due to defaults under its $50,000,000 credit facility. Under the forbearance agreement, the lenders agreed to forbear from exercising any of their remedies under the credit agreement in connection with these defaults for the period ending March 29, 2002, and AGC repaid $1,862,000 of the principal balance outstanding under the revolving credit facility. In addition, the revolving credit facility was permanently reduced from $50,000,000 to $48,134,000 and the interest rate was increased to prime plus 4%. AGC is in discussions with its commercial bank to extend the maturities of its borrowings under the credit agreement, which came due on March 29, 2002. AGC is in discussions with the lenders under each of the debt instruments regarding the aforementioned defaults and non-compliance. There can be no assurance as to the outcome of these discussions.

In addition to the two debt instruments referred to above, certain equipment operating leases of AGC and debt instruments on an AGC subsidiary contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of such debt instruments for AGC were $13,833,000.

If the default or cross-default provisions are enforced by AGC’s lenders, AGC could experience a material adverse effect on its financial condition.

There can be no assurance that AGC will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that AGC’s lenders will grant waivers of the default and non-compliance with such provisions with respect to future quarters.

(18)    Quarterly Financial Information (Unaudited)

Summarized quarterly financial data for the Company for the years ended December 31, 2001 and 2000 is as follows (in thousands, except per share amounts):

	Quarter ended
Fiscal 2001	March 31	June 30	September 30	December 31
Revenues	$28,818	$28,914	$29,547	$31,081
Operating income	$17,681	$17,432	$18,389	$(8,177)
Net income	$3,526	$4,838	$1,556	$(10,283)
Basic earnings per share	$0.28	$0.37	$0.12	$(0.79)
Diluted earnings per share	$0.27	$0.37	$0.12	$(0.79)

	Quarter ended
Fiscal 2000	March 31	June 30	September 30	December 31
Revenues	$27,275	$27,542	$28,489	$35,146
Operating income	$14,971	$16,406	$17,445	$23,870
Net income	$2,192	$2,618	$5,265	$9,355
Basic earnings per share	$0.18	$0.20	$0.40	$0.74
Diluted earnings per share	$0.18	$0.19	$0.39	$0.72

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of 2001, the Company recognized impairment losses of approximately $28 million.

(19)    Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 7, the Company has significant borrowings that require, among other things, AGC’s compliance with certain financial ratios and restrictions on indebtedness to others. During 2001, increased competition, contraction in the economy, unfavorable weather patterns and the national events of September 11 that impacted most consumer businesses had an adverse impact on AGC’s results. For the year ended December 31, 2001, AGC experienced a net loss of $60,428,000 and had negative cash flows from operations of $18,048,000. As a result, AGC was not in compliance with certain covenants under its revolving credit facility and private placement notes which in turn, caused the Company to cease to be in compliance with its debt covenant provisions with respect to AGC. In addition, certain of the Company’s and AGC’s debt instruments include cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of such instruments for the Company was approximately $154.3 million. As of December 31, 2001, the outstanding balances of such instruments for AGC was approximately $13,833,000. If the default or cross-default provisions are enforced by the Company’s Lenders or by AGC’s lenders, the Company could experience a material adverse effect on its financial condition. There can be no assurances that the Company or AGC will be able to satisfy the financial and other covenants in its debt instruments in the future or that the Company’s Lenders will grant waivers of the non-compliance with these provisions or any cross-default occurring as a result of such non-compliance. The covenant breaches put the Company into default on approximately $298 million of outstanding debt and $3.1 million of related accrued interest as of December 31, 2001. On March 29, 2002, the Company entered into an amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to certain conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending April 30, 2002 and (ii) extend the maturity of the Revolver until April 30, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced from $180.3 million at March 19, 2002 to $176.8 at March 29, 2002.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the consolidated financial statements included herein are subject to material uncertainties. Management of the Company believes that the profitability of operations, positive cash flow and its ability to continue as a going concern may be dependent upon several factors, including the completion of the pending business combination with AGC discussed in Note 21, obtaining additional financing or equity and restructuring of the existing outstanding debt with its Lenders, disposing of assets and the ability of AGC to fulfill its lease payment obligations. Although no assurances can be given, management believes that if the above actions result in AGC’s return to profitability and positive cash flow, together with a restructuring of the Company’s and AGC’s outstanding debt and additional financing or equity, it will enable the Company to continue operating as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(20)    Pro Forma Financial Information (Unaudited)

The pro forma financial information set forth below is presented as if the 2001 acquisitions and sales (Note 2) had been consummated as of January 1, 2000.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions and sales had been consummated as of January 1, 2000, nor does it purport to represent the results of operations for future periods (in thousands, except per share amounts).

	For the year ended December 31,
	2001	2000
Revenues from rental property	$114,925	$113,641
Net income	$1,566	$17,454
Basic earnings per share	$0.12	$1.37
Diluted earnings per share	$0.12	$1.33

The pro forma financial information includes the following adjustments: (i) a decrease in rent from affiliates; (ii) a decrease in depreciation expense; (iii) a decrease in loss on sale of properties in 2001; (iv) a decrease in gain on sale of properties in 2000; and (v) a decrease in interest expense.

(21)    Subsequent Events

Between December 31, 2001 and March 19, 2002, the Company sold six golf courses, listed below, for approximately $18.7 million and expects to recognize a gain of approximately $1.6 million from these transactions. As of March 19, 2002 the Company had two golf courses under contract for sale for approximately $16.1 million. The Company expects to recognize a gain from these transactions.

Sale Date	Course Name	Location
1/11/02	The Golf Club at Paw Creek	Charlotte, North Carolina
2/13/02	Carolina Shores Golf & Country Club	Calabash, North Carolina
2/13/02	Oakridge Country Club	Garland, Texas
2/25/02	Creekside Golf Club	Salem, Oregon
2/26/02	Heather Ridge Country Club	Aurora, Colorado
2/28/02	Red Mountain Ranch Country Club	Mesa, Arizona

AGC, which suffered significant financial losses in 2001 and has experienced difficulty with its liquidity, is not in compliance with the terms of the Leases due to its failure to be current in its rental payments to the Company. As of March 29, 2002, AGC had paid approximately $13.0 million and owed approximately $13.4 million of rent to the Company for the period January 1, 2002 through March 31, 2002.

On February 8, 2002, the Company entered into a forbearance agreement with certain of its lenders on account of the defaults under the Credit Facility. Under the forbearance agreement, the Lenders agreed to forbear from exercising certain of their remedies under the Credit Facility in connection with these defaults for a period ending March 29, 2002, and the Company repaid $20 million of the principal balance outstanding under the credit agreement. Under the terms of the forbearance agreement, the Revolver was permanently reduced from $200 million at December 31, 2001 to $180.3 million at March 19, 2002. On March 29, 2002, the Company entered into an amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to certain conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending April 30, 2002 and (ii) extend the maturity of the Revolver until April 30, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced from $180.3 million at March 19, 2002 to $176.8 at March 29, 2002. The Company is in discussions with the lenders to extend the forbearance agreement and the maturity of its borrowings under the Credit Facility. There can be no assurance as to the outcome of these discussions.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 13, 2002, the Company executed a letter of intent to enter into a business combination with AGC and certain of AGC’s affiliates, including Golf Enterprises, Inc. and European Golf, L.L.C. On March 29, 2002, the Company entered into a definitive merger and reorganization agreement with AGC and these affiliates. Under the agreement, the Company and AGC will become subsidiaries of a newly-formed holding company. All issued and outstanding shares of the Company’s Common Stock will be converted on a one-to-one basis into an equal number of shares of common stock of the new company, and all Common Units of the Operating Partnership (other than those held by certain affiliates that will be owned by the new company) will be converted on a one-to-one basis into an equal number of shares of common stock of the new company. Shareholders of AGC and its affiliates will receive consideration of 156,005 shares of common stock of the new company, (which is equivalent to the 156,005 Common Units of the Operating Partnership held by entities controlled by David G. Price that will be contributed to the new company), up to 100,000 shares of Class C preferred stock of the new company and $10,000 in cash. Upon consummation of the transactions, the Company will no longer qualify as a REIT and the new company will both own and operate golf courses. The transaction is subject to approval of the Company’s stockholders, lenders to the Company and AGC and common and preferred unit holders of the Operating Partnership, as well as regulatory approvals and certain other conditions described in the merger and reorganization agreement. While there can be no assurances as to whether or when the conditions set forth in the preceding sentence will be satisfied, the Company anticipates that the transaction will close by the end of the third quarter of 2002. In the event the transaction is not completed (or is materially delayed), there may be serious adverse consequences on the financial condition and operations of both the Company and AGC.

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company a fee of $8.5 million as consideration for terminating leases associated with ten golf courses sold in 2001. During 2001, the Company had engaged an independent professional real estate advisor to assist the Company to develop an appropriate methodology to be used to determine lease termination fees associated with asset sales. As of March 19, 2002, AGC is obligated to pay to the Company an additional $7.4 million in termination fees associated with six golf courses sold in 2002.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the sections entitled (i) “Nominees for Election as Director”; (ii) “Directors Continuing in Office”; and (iii) “Executive Officers” contained in the Company’s Proxy Statement to be filed pursuant to Regulation 14A.

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference to the section entitled “Executive Compensation” contained in the Company’s Proxy Statement to be filed pursuant to Regulation 14A.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” contained in the Company’s Proxy Statement to be filed pursuant to Regulation 14A.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the section entitled “Certain Relationships and Related Transactions” contained in the Company’s Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

SCHEDULE III

NATIONAL GOLF PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

December 31, 2001
(In thousands)

	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date Constructed	Date Acquired
Description		Land	Buildings & Improvements		Land	Total Cost Buildings & Improvements	Total
DAILY FEE COURSES:
Canoa Hills, Green Valley, AZ	$—	$126	$3,727	$95	$126	$3,822	$3,948	$301	1984	2000
Continental, Scottsdale, AZ	—	64	881	52	66	931	997	607	1974	1986
Los Coyote Lakes, Surprise, AZ	—	215	3,766	30	215	3,796	4,011	470	1993	1999
Desert Lakes, Fort Mojave, AZ	—	163	3,102	53	163	3,155	3,318	1,196	1990	1993
El Caro, Phoenix, AZ	—	61	553	12	63	563	626	563	1975	1983
The Foothills, Phoenix, AZ	—	648	9,318	964	648	10,282	10,930	1,527	1988	1999
Kokopelli, Gilbert, AZ	—	1,177	4,261	191	1,177	4,452	5,629	1,801	1993	1994
The Lakes at Ahwatukee, Phoenix, AZ	—	296	4,468	95	297	4,562	4,859	681	1970’s	1999
Legend at Arrowhead, Glendale, AZ	—	502	3,408	1,533	503	4,940	5,443	1,738	1986	1992
London Bridge, Lake Havasu City, AZ	—	301	1,699	199	305	1,894	2,199	975	1968	1986
Stonecreek, Phoenix, AZ	—	1,197	8,250	531	1,197	8,781	9,978	2,332	1983	1997
Superstition Springs, Mesa, AZ	—	698	3,771	(118)	702	3,649	4,351	1,839	1986	1992
Villa De Paz, Phoenix, AZ	—	186	397	18	188	413	601	378	1974	1981
Camarillo Springs, Camarillo, CA	—	141	2,880	1,047	143	3,925	4,068	2,215	1972	1984
Carmel Mountain, San Diego, CA	—	1,669	5,865	762	1,669	6,627	8,296	2,033	1986	1995
Casta del Sol, Mission Viejo, CA	—	3,488	4,666	1,365	3,493	6,026	9,519	558	1972	1999
Lomas Santa Fe Exec., Solana Beach, CA	—	175	575	34	177	607	784	553	1974	1982
Eagle Crest, Escondido, CA	—	1,418	8,526	21	1,419	8,546	9,965	1,406	1993	1999
Mesquite, Palm Springs, CA	—	1,057	5,140	(191)	988	5,018	6,006	1,934	1985	1993
Rancho San Joaquin, Irvine, CA	—	871	8,375	2,544	873	10,917	11,790	4,466	1962	1992
San Geronimo, San Geronimo, CA	—	846	5,426	454	847	5,879	6,726	1,503	1964	1996
Seascape, Aptos, CA	—	901	3,491	1,704	903	5,193	6,096	1,675	1926	1986
Summitpointe, Milpitas, CA	—	2,315	4,813	1,058	2,315	5,871	8,186	2,125	1977	1994
Upland Hills, Upland, CA	—	1,835	6,312	110	1,796	6,461	8,257	2,012	1982	1995
Vineyard at Escondido, Escondido, CA	5,000	—	9,530	—	—	9,530	9,530	1,530	1993	1999
Vista Valencia, Valencia, CA	—	652	5,369	683	657	6,047	6,704	3,658	1963	1987
Arrowhead, Littleton, CO	—	302	3,245	2,524	304	5,767	6,071	1,827	1972	1988
Arrowhead, Davie, FL	—	601	2,190	116	604	2,303	2,907	1,061	1967	1993
Summerfield Crossing, Tampa, FL	—	105	2,508	312	105	2,820	2,925	741	1987	1996
Bradshaw Farm, Woodstock, GA	1,312	238	6,365	2,111	348	8,366	8,714	1,574	1995	1997
Trophy Club of Appalachee, Dacula, GA	—	300	7,687	177	300	7,864	8,164	1,186	1994	1999
Trophy Club of Atlanta, Alpharetta, GA	—	499	10,203	136	500	10,338	10,838	1,511	1991	1999
Ruffled Feathers, Lemont, IL	—	293	9,316	(7)	293	9,309	9,602	2,898	1992	1995
Tamarack, Naperville, IL	—	326	5,067	257	326	5,324	5,650	1,414	1989	1997
Deer Creek, Overland Park, KS	—	695	7,147	474	696	7,620	8,316	2,447	1989	1996
Dub’s Dread, Kansas City, KS	—	135	2,997	355	135	3,352	3,487	1,245	1963	1994
Majestic Oaks, Ham Lake, MN	—	1,713	10,194	1,510	1,713	11,704	13,417	2,312	1972	1998

SCHEDULE III
(Continued)

NATIONAL GOLF PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

December 31, 2001
(In thousands)

	Encumbrances		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date Constructed	Date Acquired
Description			Land	Buildings & Improvements		Land	Total Cost Buildings & Improvements	Total
DAILY FEE COURSES:
Links at Northfork, Ramsey, MN	—		280	3,770	75	280	3,845	4,125	1,356	1992	1994
Woodland Creek, Andover, MN	—		86	473	44	86	517	603	93	1989	1998
Las Vegas National, Las Vegas, NV	—		261	3,727	1,286	263	5,011	5,274	3,547	1961	1982
Painted Desert, Las Vegas, NV	—		1,355	4,741	—	1,355	4,741	6,096	1,267	1987	1996
Wildhorse, Henderson, NV	—		4,677	6,557	2,578	4,679	9,133	13,812	2,842	1959	1994
Beaver Brook, Clinton, NJ	—		1,184	6,999	395	1,184	7,394	8,578	1,109	1964	1999
Brigantine, Brigantine, NJ	—		194	1,768	2,092	196	3,858	4,054	1,683	1926	1989
Rancocas, Willingboro, NJ	—		239	1,816	1,053	241	2,867	3,108	1,456	1963	1989
Paradise Hills, Albuquerque, NM	—		350	5,181	329	363	5,497	5,860	1,525	1963	1996
Carolina Shores, Calabash, NC(3)	—		588	5,903	(1,341)	456	4,694	5,150	3,239	1974	1986
Paw Creek, Charlotte, NC(3)	—		63	1,563	499	343	1,782	2,125	552	1971	1996
Bent Tree, Columbus, OH	—		123	4,207	333	123	4,540	4,663	1,210	1988	1996
Fowler’s Mill, Chesterland, OH	—		346	1,760	1,474	349	3,231	3,580	1,468	1972	1986
Royal American Links, Harlem, OH	—		146	3,981	273	146	4,254	4,400	474	1992	1999
Hershey South, Hershey, PA	—		150	1,995	424	150	2,419	2,569	880	1927	1994
Golden Oaks, Fleetwood, PA	—		989	4,677	331	1,008	4,989	5,997	1,548	1994	1996
Colonial Charters, Longs, SC(3)	—		213	4,579	(1,114)	163	3,515	3,678	1,205	1989	1996
Shipyard, Hilton Head Island, SC	—	(2)	4,773	9,756	1,925	4,773	11,681	16,454	3,871	1969	1994
Stono Ferry, Charleston, SC	—		44	1,582	159	98	1,687	1,785	457	1989	1996
Forrest Crossing, Nashville, TN	—		140	2,829	612	140	3,441	3,581	869	1988	1996
Bear Creek, Houston, TX	—		—	6,163	773	—	6,936	6,936	5,117	1966	1985
Trails, Frisco, TX	—		1,498	1,156	8,981	1,498	10,137	11,635	330	2000	1999
Longwood, Houston, TX	—		1,558	8,148	555	1,556	8,705	10,261	2,248	1995	1997
Pecan Valley, San Antonio, TX	—		389	3,989	5,196	391	9,183	9,574	2,525	1962	1990
Ridgeview Ranch, Plano, TX	—		—	11,394	—	—	11,394	11,394	1,754	1996	1999
Riverchase, Coppell, TX	—		250	1,658	1,469	254	3,123	3,377	1,593	1987	1988
Riverside, Grand Prairie, TX	—		574	4,445	105	576	4,548	5,124	2,004	1986	1990
Southwyck, Pearland, TX	—		672	3,492	275	673	3,766	4,439	1,451	1988	1993
Kiskiack, Williamsburg, VA(3)	—		70	5,999	(82)	39	5,948	5,987	1,015	1997	1999
Reston National, Reston, VA	—		996	4,584	1,223	999	5,804	6,803	2,164	1968	1993
Virginia Oaks, Gainesville, VA	—		1,400	9,291	1,504	1,400	10,795	12,195	1,519	1994	1999
Capitol City, Olympia, WA	—		437	2,572	163	437	2,735	3,172	994	1961	1994
Lake Wilderness, Maple Valley, WA	—		110	1,665	332	110	1,997	2,107	704	1974	1994

	$6,312		$50,364	$327,908	$53,132	$50,583	$380,821	$431,404	$112,361

SCHEDULE III
(Continued)

NATIONAL GOLF PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

December 31, 2001
(In thousands)

	Encumbrances	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date Constructed	Date Acquired
Description		Land	Buildings & Improvements		Land	Total Cost Buildings & Improvements	Total
PRIVATE COUNTRY CLUBS:
Ahwatukee, Phoenix, AZ(3)	$—	$605	$9,940	$(4,594)	$313	$5,638	$5,951	$1,478	1973	1999
Ancala, Scottsdale, AZ	—	207	8,319	51	207	8,370	8,577	1,871	1990	1996
Arrowhead, Glendale, AZ	—	185	5,816	2,147	185	7,963	8,148	1,385	1986	1996
Red Mountain Ranch, Mesa, AZ(3)	—	650	9,581	(4,728)	317	5,186	5,503	1,381	1986	1999
Tatum Ranch, Cave Creek, AZ	—	1,000	3,972	4,251	1,002	8,221	9,223	2,126	1986	1992
Canyon Oaks, Chico, CA	—	309	2,172	2,362	297	4,546	4,843	1,227	1987	1994
El Camino, Oceanside, CA	—	800	5,430	151	817	5,564	6,381	313	1959	2000
Escondido, Escondido, CA	—	114	2,382	736	116	3,116	3,232	1,810	1962	1983
Marbella, San Juan Capistrano, CA		2,018	10,066	543	2,018	10,609	12,627	265	1990	2001
Monterey, Palm Desert, CA	—	1,294	6,584	417	1,294	7,001	8,295	2,356	1978	1995
Oakhurst, Clayton, CA	—	1,596	8,069	4,720	1,644	12,741	14,385	2,017	1997	1997
Palm Valley, Palm Desert, CA	—	1,750	13,769	701	1,749	14,471	16,220	4,185	1985	1995
SeaCliff, Huntington Beach, CA	—	2,430	7,602	870	2,451	8,451	10,902	1,988	1975	1996
Spanish Hills, Camarillo, CA	—	2,975	14,076	2,391	3,024	16,418	19,442	3,199	1993	1997
Sunset Hills, Thousand Oaks, CA	—	302	1,378	95	304	1,471	1,775	1,285	1966	1975
Wood Ranch, Simi Valley, CA	—	481	9,111	1,838	481	10,949	11,430	3,218	1984	1995
Heather Ridge, Aurora, CO	—	992	1,500	715	995	2,212	3,207	1,345	1970	1990
Pinery, Denver, CO	—	174	5,380	600	174	5,980	6,154	1,629	1972	1996
Brookstone, Acworth, GA	—	557	2,608	455	559	3,061	3,620	1,353	1987	1993
The Plantation, Boise, ID	—	87	2,562	235	87	2,797	2,884	740	1920	1996
Eagle Brook, Geneva, IL	—	701	9,739	300	701	10,039	10,740	2,404	1992	1997
Mission Hills, Northbrook, IL	—	400	3,600	850	402	4,448	4,850	2,737	1980	1988
Highlands Golf, Hutchinson, KS	—	40	576	268	40	844	884	225	1972	1996
Tallgrass, Wichita, KS	—	43	2,409	267	43	2,676	2,719	728	1980	1996
Hunt Valley, Phoenix, MD	—	515	1,662	1,293	517	2,953	3,470	1,619	1972	1983
Tanoan, Albuquerque, NM	—	12	3,241	45	14	3,284	3,298	2,762	1978	1982
Brandywine, Maumee, OH	—	814	2,861	204	816	3,063	3,879	1,480	1967	1991
Ivy Hills, Cincinnati, OH	—	30	1,776	312	30	2,088	2,118	389	1992	1998
Oakhurst, Grove City, OH	—	344	1,776	1,253	346	3,027	3,373	1,340	1959	1980

SCHEDULE III
(Continued)

NATIONAL GOLF PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION(1)

December 31, 2001
(In thousands)

	Encumbrances		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date Constructed	Date Acquired
Description			Land	Buildings & Improvements		Land	Total Cost Buildings & Improvements	Total
PRIVATE COUNTRY CLUBS:
Royal Oak, Cincinnati, OH	—		175	822	1,872	178	2,691	2,869	583	1963	1985
Meadowbrook, Tulsa, OK	—		89	3,236	1,543	89	4,779	4,868	1,125	mid 1950’s	1996
The Trails, Norman, OK	—		42	2,361	303	163	2,543	2,706	772	1982	1996
Creekside, Salem, OR(3)	—		128	3,456	2,486	127	5,943	6,070	1,797	1993	1995
Oregon Golf, West Linn, OR	—		433	10,230	557	435	10,785	11,220	3,086	1992	1995
Hershey, Hershey, PA	—		1,624	6,400	1,432	1,624	7,832	9,456	2,883	1915	1994
Oyster Reef, Hilton Head Island, SC	—		668	7,048	48	668	7,096	7,764	711	1983	2000
Port Royal, Hilton Head Island, SC	18,542	(2)	6,289	15,190	4,540	6,289	19,730	26,019	6,302	1985	1994
Gettysvue, Knoxville, TN(3)	3,750		753	5,550	(71)	681	5,551	6,232	1,260	1995	1997
Berry Creek, Georgetown, TX	—		204	4,876	439	204	5,315	5,519	1,442	1986	1995
Diamond Oaks, Fort Worth, TX	—		132	3,577	2,204	139	5,774	5,913	1,265	1959	1996
Eldorado, McKinney, TX	—		221	6,247	4,481	246	10,703	10,949	1,766	1981	1996
Great Southwest, Grand Prairie, TX	—		442	7,825	608	449	8,426	8,875	2,194	1964	1996
Oakridge, Garland, TX	—		87	3,439	1,059	94	4,491	4,585	1,091	1982	1996
Pecan Grove Plantation, Richmond, TX	—		380	11,725	907	380	12,632	13,012	1,768	1980	1999
Sweetwater, Sugarland, TX	—		207	11,783	3,412	207	15,195	15,402	4,474	1983	1996
Sonterra, San Antonio, TX	—		2,686	25,867	2,025	2,686	27,892	30,578	5,005	1978	1998
Thorntree, DeSoto, TX(3)	—		300	9,822	(2,552)	199	7,371	7,570	1,597	1983	1999
Walden, Humble, TX	—		178	3,425	800	180	4,223	4,403	1,030	1984	1996
Willow Fork, Katy, TX	—		44	2,742	374	44	3,116	3,160	744	1990	1996
Woodhaven, Fort Worth, TX	—		43	2,022	670	43	2,692	2,735	715	1972	1996
Brandermill, Midlothian, VA(3)	—		450	8,329	(2,596)	269	5,914	6,183	1,211	1978	1999
Bear Creek, Woodinville, WA	—		705	4,823	695	711	5,512	6,223	2,440	1983	1993

	$22,292		$37,705	$318,752	$43,984	$37,048	$363,393	$400,441	$94,116

Total Courses	$28,604		$88,069	$646,660	$97,116	$87,631	$744,214	$831,845	$206,477

(1)	Corporate assets are not included within the amounts.
(2)	Combined encumbrance for Port Royal and Shipyard golf courses.
(3)	During the year ended December 31, 2001, the Company recognized an impairment loss related to this property.

SCHEDULE III
NATIONAL GOLF PROPERTIES, INC.

REAL ESTATE AND ACCUMULATED DEPRECIATION—(Continued)
December 31, 2001
(In thousands)

Depreciation of the Company’s investment in Buildings and Improvements reflected in the statements of operations are calculated over the estimated useful lives of the assets as follows:

Buildings	30 years
Ground improvements	20 years
Furniture, fixtures and equipment	3 to 10 years

The changes in total real estate assets and accumulated depreciation (excluding corporate assets and related accumulated depreciation) for the years ended December 31, 2001, 2000 and 1999 are as follows:

	Total Real Estate Assets
	2001	2000	1999
Balance, beginning of year	$873,890	$845,981	$662,387
Acquisitions	12,084	17,185	167,449
Improvements	21,803	26,290	25,842
Impairments	(23,260)	—	—
Dispositions	(52,672)	(15,566)	(9,697)

Balance, end of year	$831,845	$873,890	$845,981

	Accumulated Depreciation
	2001	2000	1999
Balance, beginning of year	$185,112	$152,647	$120,841
Depreciation for year	36,147	37,259	34,077
Dispositions	(14,782)	(4,794)	(2,271)

Balance, end of year	$206,477	$185,112	$152,647

3.    Exhibits

2.1
Agreement and Plan of Merger and Reorganization, dated as of March 29, 2002, by and among National Golf Properties, Inc., National Golf Operating Partnership, L.P., American Golf Corporation, Golf Enterprises Inc., David G. Price and Dallas P. Price, the David G. Price Trust and Dallas P. Price Trust, the AGC Contributors (as defined therein) and the Transferred Entity Contributors (as defined therein) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 1, 2002).

3.1		Articles of Incorporation of National Golf Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated September 26, 1995)

3.2	(1)	Amended and Restated By-Laws of National Golf Properties, Inc.

3.3		Specimen of certificate representing shares of Common Stock (incorporated by reference to Exhibit 3.3 to the Company’s Report on Form 8-B dated December 29, 1995)

3.4		Articles Supplementary of National Golf Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 4, 1998)

3.5		Articles Supplementary of National Golf Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998)

3.6		Articles Supplementary of National Golf Properties, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999)

4.1
The 1995 Independent Director Equity Participation Plan of National Golf Properties, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 dated August 15, 1997)

4.2
The 1997 Equity Participation Plan of National Golf Properties, Inc., National Golf Operating Partnership, L.P. and American Golf Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 dated August 15, 1997)

10.1
Third Amended and Restated Agreement of Limited Partnership of National Golf Operating Partnership, L.P., dated as of July 28, 1999, (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999)

10.2
Form of Lease Agreement between the Company and AGC with respect to the Initial Golf Courses and the Mesquite and Desert Lakes golf courses (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-11 No. 33-63110)

10.3
Form of Lease Agreement between the Company and AGC with respect to the following golf courses: Southwyck, Dub’s Dread, Kokopelli, Summitpointe, Lake Wilderness, Links at Northfork, Hershey, Hershey South, Canyon Oaks, Capitol City, Port Royal, Shipyard, Wildhorse, Berry Creek, Carmel Mountain, Creekside, Wood Ranch, Monterey, Palm Valley, Ruffled Feathers, Upland Hills, Oregon Golf, Golden Oaks, Paradise Hills, SeaCliff, Ancala, Arrowhead (AZ), Painted Desert, Pinery, Summerfield Crossing, The Plantation, Highlands, Tallgrass, Paw Creek, Bent Tree, Meadowbrook, The Trails (OK), The Links, Forrest Crossing, Diamond Oaks, Eldorado, Great Southwest, Oakridge, Willow Fork, Woodhaven, Walden, Deer Creek, Stonecreek, Tamarack, Bradshaw Farm, Longwood, Eagle Brook, Gettysvue, Oakhurst, Ivy Hills, Majestic Oaks, Woodland Creek, Sonterra, Beaver Brook, Coyote Lakes, Casta del Sol, Royal American, Canoa Hills Golf Course, Oyster Reef Golf Club and Marbella Country Club (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.4
Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.5
Shelf Registration Rights Agreement, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc. and the persons named therein (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

*10.6
National Golf Properties, Inc. Stock Incentive Plan for Key Employees of National Golf Properties, Inc., National Golf Operating Partnership, L.P. and American Golf Corporation, effective August 18, 1993 (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

*10.7	(1)	Indemnification Agreements, made as of December 14, 2001, by and between National Golf Properties, Inc. and each of its directors and officers

10.8
Director Designation Agreement, dated as of March 29, 1999 by and among David G. Price, National Golf Properties, Inc. and National Golf Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K dated February 28, 2000)

10.9
Services Agreement, entered into as of August 18, 1993, by and between National Golf Properties, Inc. and National Golf Operating Partnership, L.P. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.10
Partnership Interests Exchange Agreement, dated as of August 18, 1993, by and among National Golf Operating Partnership, L.P. and Partners of Partnerships Controlling 21 Courses (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.11
Agreement for Transfer of Realty and Assets, dated as of August 18, 1993, by and among The Price Revocable Trust, Myershan, Inc. and National Golf Operating Partnership, L.P. (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.12
Plan and Agreement of Merger, dated as of August 18, 1993, by and among Bear Creek Enterprises, Inc., National Golf Properties, Inc., The Price Revocable Trust and David G. Price (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.13
Partnership Interests Acquisition Agreement, dated as of August 18, 1993, by and among The Price Revocable Trust, American Golf Investment, Inc., Supermarine Aviation, Limited, David G. Price and National Golf Properties, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.14
Contribution Agreement, dated as of August 18, 1993, by and between National Golf Operating Partnership, L.P. and National Golf Properties, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.15
Option Courses Agreement, dated as of August 18, 1993, by and among David G. Price, The Price Revocable Trust, Black Lake/Penasquitos, American Golf Corporation and National Golf Operating Partnership, L.P. (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.16
Agreement relating to prohibition on acquisitions of golf courses by David G. Price and his affiliates, made and entered into as of August 18, 1993, by and among National Golf Properties, Inc., National Golf Operating Partnership, L.P., American Golf Corporation, David G. Price, Dallas P. Price and The Price Revocable Trust (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.17
Amendment to agreement relating to prohibition on acquisitions of golf courses by David G. Price and his affiliates among National Golf Properties, Inc., National Golf Operating Partnership, L.P., American Golf Corporation, David G. Price, Dallas P. Price and The Price Revocable Trust (incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q/A for the period ended September 30, 1995)

10.18
Note Purchase Agreement (“Note Purchase Agreement”), dated as of December 15, 1994, with respect to National Golf Operating Partnership, L.P.’s Series A 8.68% Guarantied Senior Promissory Notes due December 15, 2004 and Series B 8.73% Guarantied Senior Promissory Notes due June 15, 2005 (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.19
Series A 8.68% Guarantied Senior Promissory Notes and Series B 8.73% Guarantied Senior Promissory Notes (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K dated February 29, 1996)

10.20
General Continuing Guaranty of National Golf Properties, Inc. (“General Continuing Guaranty”), dated as of December 15, 1994, with respect to National Golf Operating Partnership, L.P.’s Series A 8.68% Guarantied Senior Promissory Notes due December 15, 2004 and Series B 8.73% Guarantied Senior Promissory Notes due June 15, 2005 (incorporated by reference to Exhibit 10.15 to the Company’s Report on Form 8-B dated December 29, 1995)

10.21	First Amendment to Note Purchase Agreements, dated as of August 31, 1995 (incorporated by reference to Exhibit 10.17 to the Company’s Report on Form 8-B dated December 29, 1995)

10.22	First Amendment to General Continuing Guaranty, dated as of August 31, 1995 (incorporated by reference to Exhibit 10.18 to the Company’s Report on Form 8-B dated December 29, 1995)

10.23	Agreement of Limited Partnership of Royal Golf, L.P., II, dated as of July 7, 1994 (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 8-B dated December 29, 1995)

10.24
Amended and Restated Loan Agreement, dated as of July 7, 1994, by and between Royal Golf, L.P., II and NationsBank of South Carolina, N.A. (incorporated by reference to Exhibit 10.19 to the Company’s Report on Form 8-B dated December 29, 1995)

10.25
Restated Note Agreement, dated as of July 1, 1996, with respect to National Golf Operating Partnership, L.P.’s Series A-1, Series A-2 and Series A-3 7.9% Guarantied Senior Promissory Notes due June 15, 2006 and Series B 8% Guarantied Senior Promissory Notes due December 12, 2006 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K dated March 14, 1997)

10.26
Form of Series A 7.9% Guarantied Senior Promissory Notes and Series B 8% Guarantied Senior Promissory Notes (incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K dated March 14, 1997)

10.27
Amended and Restated General Continuing Guaranty of National Golf Properties, Inc., dated as of July 1, 1996, with respect to National Golf Operating Partnership, L.P.’s Series A-1, Series A-2 and Series A-3 7.9% Guarantied Senior Promissory Notes due June 15, 2006 and Series B 8% Guarantied Senior Promissory Notes due December 12, 2006 (incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K dated March 14, 1997)

10.28
Assumption Agreement, dated as of July 1, 1996, by National Golf Operating Partnership, L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K dated March 14, 1997)

10.29
Assumption Agreement, dated as of July 1, 1996, by National Golf Operating Partnership, L.P. and the Purchasers named therein (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K dated March 14, 1997)

10.30
Lease Agreement, dated as of July 11, 1996, between the Company and The Links Group, Inc. with respect to Colonial Charters Golf Course (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K dated March 14, 1997)

10.31
Lease Agreement, dated as of December 17, 1996, between the Company and Evergreen Alliance Golf Limited with respect to San Geronimo Golf Course (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K dated March 14, 1997)

10.32
Lease Agreement, dated as of October 22, 1997, between the Company and Camarillo Golf, LLC with respect to Spanish Hills Country Club (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K dated February 6, 1998)

10.33
Assignment Agreement, dated as of July 30, 1996, between National Golf Properties, Inc. and National Golf Operating Partnership, L.P. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated August 13, 1996)

10.34
Lease Agreement, dated as of July 30, 1996, between National Golf Operating Partnership, L.P. and American Golf Corporation (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated August 13, 1996)

10.35
Amended and Restated Credit Agreement, dated as of July 30, 1999 among National Golf Operating Partnership, L.P., National Golf Properties, Inc., The First National Bank of Chicago, Merrill Lynch Capital Corporation, ING (U.S.) Capital LLC, Union Bank of California, N.A., Banc One Capital Markets, Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and the several other lenders from time to time parties hereto (incorporated by reference to Exhibit 10.4 to the company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999)

10.36
Amended and Restated Guaranty, dated as of July 30, 1999 between National Golf Properties, Inc., and The First National Bank of Chicago and the lenders under the Amended and Restated Credit Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999)

*10.37	National Golf Properties, Inc. Deferred Compensation Plan, effective June 1, 1997 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated July 29, 1997)

*10.38
National Golf Properties, Inc. Deferred Compensation Plan Trust Agreement, dated as of June 1, 1997, by and between National Golf Properties, Inc. and Imperial Trust Company (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated July 29, 1997)

*10.39
Consulting Agreement, entered into as of the 30th day of April, 1997, between National Golf Properties, Inc. and Edward R. Sause (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated July 29, 1997)

10.40
Pumpkin Ridge Joint Venture Agreement, dated as of September 8, 1997, by and among National Golf Operating Partnership, L.P. and Pumpkin Ridge Partners (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q dated October 30, 1997)

10.41
Lease Agreement, dated as of September 8, 1997, between Pumpkin Ridge Joint Venture and American Golf Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q dated October 30, 1997)

10.42
USGA Agreement, made and entered into as of September 8, 1997, by and between Pumpkin Ridge Joint Venture and American Golf Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q dated October 30, 1997)

10.43
Amended and Restated Registration Rights Agreement, dated as of April 20, 1998, by and among National Golf Properties, Inc., National Golf Operating Partnership, L.P. and the unit holders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998)

10.44
Amended and Restated Registration Rights Agreement, dated as of July 28, 1999, by and among National Golf Properties, Inc., National Golf Operating Partnership, L.P. and the unit holders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999)

10.45
Contribution Agreement, dated as of March 4, 1998, between Belair Capital Fund LLC, National Golf Operating Partnership, L.P. and National Golf Properties, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 4, 1998)

10.46
Contribution Agreement, dated as of April 20, 1998, between Belair Capital Fund LLC, National Golf Operating Partnership, L.P. and National Golf Properties, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 1998)

10.47
Contribution Agreement, dated as of July 28, 1999, between Belcrest Realty Corporation, Belair Real Estate Corporation, National Golf Operating Partnership, L.P. and National Golf Properties, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 1999)

10.48
Loan Agreement between The Badlands Golf Club, Inc. and National Golf Operating Partnership, L.P. dated as of August 18, 1998 (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K dated March 31, 1999)

10.49
Senior Secured Participating Promissory Note made and entered into as of August 18, 1998, between National Golf Operating Partnership, L.P. and The Badlands Golf Club, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K dated March 31, 1999)

10.50
First Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing relating to the Senior Secured Participating Promissory Note made and entered into as of August 18, 1998, by and among The Badlands Golf Club, Inc. and National Golf Operating Partnership, L.P. (incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K dated March 31, 1999)

10.51
Asset Purchase Agreement dated as of March 30, 1999 by and among National Golf Properties, Inc., National Golf Operating Partnership, L.P., American Golf Corporation and Golf Acquisitions, L.L.C. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 15, 1999)

10.52
Forbearance Agreement dated as of February 8, 2002, among the registrant, National Golf Operating Partnership, L.P., Bank One, NA and certain lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 14, 2002)

10.53
Amendment and Extension of Forbearance Agreement dated as of March 29, 2002, among the registrant, National Golf Operating Partnership, L.P., Bank One, NA and the lenders identified therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2002)

21.1	List of Subsidiaries of National Golf Properties, Inc. (incorporated by reference to Exhibit 22.1 to the Company’s Report on Form 8-B dated December 29, 1995)

23.1(1)	Consent of Independent Accountants

*	Management contract or compensatory plan or arrangement.

(1)	Filed herewith.

Page No
(b)	Reports on Form 8-K filed during the Last Quarter

On November 15, 2001, the Company filed a report on Form 8-K, which reported under Item 5 the issuance of a press release containing financial information for the third quarter and guidance for fiscal year 2001. The press release was filed as an exhibit to the Form 8-K.

On December 14, 2001, the Company filed a report on Form 8-K, which reported under Item 5 the issuance of a press release announcing that its Board of Directors appointed Charles S. Paul to serve as Chairman of its Independent Committee, replacing Richard A. Archer in the role. The Board of Directors also elected Mr. Paul to serve on interim basis as the Chief Executive Officer of the Company. Mr. Paul will be responsible for all activities of the Company related to its previously announced intention to evaluate restructuring alternatives. The Company also announced certain changes in its Board of Directors. The press release was filed as an exhibit to the Form 8-K.

On December 20, 2001, the Company filed a report on Form 8-K, which reported under Item 5 the issuance of a press release announcing that the Independent Committee of its Board of Directors has engaged Lazard Freres & Co. to act as its financial advisor and Watchell, Lipton, Rosen & Katz to act as its legal advisor in connection with the Company’s previous announced intention to evaluate restructuring alternatives. The press release was filed as an exhibit to the Form 8-K.

On February 8, 2002, the Company filed a report on Form 8-K, which reported under Item 5 the issuance of a press release containing information on the Company’s restructuring efforts, the announcement of a forbearance agreement with certain of its lenders on account of defaults under its $300 million unsecured credit facility. Additionally, the Company announced that it was suspending dividend payments on its Common Stock and National Golf Operating Partnership, L.P. announced that it was suspending distributions to its common and preferred equity holders. The press release was filed as an exhibit to the Form 8-K.

On February 14, 2002, the Company filed a report on Form 8-K, which reported under Item 5 the issuance of press releases on February 13, 2002 and February 8, 2002. The February 13, 2002 press release announced that the Company had executed a letter of intent to enter into a business combination with its primary tenant, American Golf Corporation (“AGC”) and certain of AGC’s affiliates, including, among others, Golf Enterprises, Inc. and European Golf, LLC. The February 8, 2002 press release announced that the Company had reached a forbearance agreement with certain of its lenders on account of defaults under its $300,000,000 unsecured credit facility. The February 13, 2002 press release, Letter of Intent, and Forbearance Agreement were filed as exhibits to the Form 8-K.

On April 1, 2002, the Company filed a report on Form 8-K, which reported under item 5 the issuance of a press release announcing that the Company had entered into a definitive merger and reorganization agreement with AGC and certain of its affiliates, including Golf Enterprises, Inc. and European Golf, LLC. In addition, the press release announced that the Company had on March 29, 2002 entered into an agreement with certain of its lenders on account of defaults under its $300,000,000 unsecured credit facility, extending the term of the existing forbearance agreement with these lenders until April 30, 2002 and extending the maturity of the revolver portion of the facility from March 29, 2002 until April 30, 2002. The press release, merger and reorganization agreement and forbearance extension agreement were filed as exhibits to the Form 8-K.

ANALYSIS OF AMERICAN GOLF CORPORATION’S FINANCIAL INFORMATION

Overview

The following Analysis of American Golf Corporation’s Financial Information should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto of American Golf Corporation and Subsidiaries (the “Company”). The forward-looking statements included in this Analysis of American Golf Corporation’s Financial Information relating to certain matters involve risks and uncertainties, including anticipated financial performance, business prospects, anticipated capital expenditures and other similar matters, which reflect management’s best judgement based on factors currently known. Actual results and experience could differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements as a result of a number of factors, including but not limited to those discussed in the Analysis of American Golf Corporation’s Financial Information.

The discussion of the results of operations compares the year ended December 31, 2001 with the year ended December 31, 2000 and the year ended December 31, 2000 with the year ended December 31, 1999.

Results of Operations

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000.

The following table compares the Company’s operating income for the years ended December 31, 2001 and 2000.

Revenues	2001	2000	Variance	%
	(In thousands)
Green fees	$235,508	$252,750	$(17,242)	–6.8%
Cart rentals	77,296	78,152	(856)	–1.1%
Member dues and initiation fees	148,941	140,419	8,522	6.1%
Food & beverage sales	146,749	150,026	(3,277)	–2.2%
Merchandise sales	61,110	63,066	(1,956)	–3.1%
Other revenue	52,889	54,813	(1,924)	–3.5%
Management fees	8,335	7,122	1,213	17.0%

Total revenues	730,828	746,348	(15,520)	–2.1%

Costs and expenses
Payroll and related expenses	$263,327	$256,888	$6,439	2.5%
Cost of food and beverage sold	45,977	46,192	(215)	–0.5%
Cost of merchandise sold	36,145	36,536	(391)	–1.1%
General and administrative	62,510	60,611	1,899	3.1%
Repairs and maintenance	22,373	19,644	2,729	13.9%
Other operating expenses	135,526	126,333	9,193	7.3%
Rents	187,103	182,114	4,989	2.7%
Depreciation and amortization	15,567	14,818	749	5.1%
Loss on disposal and impairment of property and equipment	21,085	—	21,085

Total costs and expenses	789,613	743,136	46,477	6.3%

Operating income (loss)	$(58,785)	$3,212	$(61,997)

Total revenues from golf course operations and management agreements for the Company decreased by $15.5 million, or 2.1%, to $730.8 million during the year ended December 31, 2001 as compared to $746.3 million for the year ended December 31, 2000. Course level revenues declined due to poor weather in certain regions, softening in the economy and increased competition in certain markets. The portfolio was also adversely affected by the terrorist attacks on September 11, 2001, particularly courses in destination travel markets such as Las Vegas and Phoenix. Additionally, the Company sold or terminated 21 golf course leases and management agreements and acquired 6 new leases and one management agreement. The revenue decreases were mitigated by a $8.5 million, or 6.1%, increase in member dues and initiation fees, resulting from scheduled dues increases and the acquisition of two private country clubs.

Total operating expenses increased by $46.5 million, or 6.3%, to $789.6 million for the year ended December 31, 2001 as compared to $743.1 million for the year ended December 31, 2000. This increase includes $21.1 million attributable to non-cash charges for the loss on disposal or termination of golf course leases and the impairment of property and equipment. Other operating expenses increased by $9.2 million, or 7.3%, primarily due to increases in utilities, equipment leases and use taxes (increases of $2.5 million, $2.2 million and $1.7 million, respectively). Payroll and related expenses increased by $6.4 million, or 2.5%, as a result of normal increases in payroll and related expenses offset in part by workforce reductions during 2001. Rents increased by $5.0 million or 2.7% primarily due to contractual escalations that were partially offset by decreased revenue-dependent percentage rent and leases terminated during 2001.

The operating loss of $58.8 million for the year ended December 31, 2001 represents a $62.0 million decrease from operating income of $3.2 million for the corresponding twelve months of 2000. The Company’s operating loss and gross revenues in the year ended December 31, 2001, particularly green fee revenue and initiation fee revenue from membership sales, were adversely impacted by inclement weather, weakening economic conditions, and increased supply of golf courses and lagging demand. Poor weather conditions in California, Las Vegas and Phoenix during the first quarter and in the Midwest during the second quarter contributed to the decline in green fee revenue. The softening economy adversely impacted greens fees at high-end daily fee courses, membership sales at private country clubs, and tournament revenues. In addition, the development and opening of 1,300 new golf courses from 1999 through 2001 also resulted in a reduction in rounds played at the Company’s courses.

The terrorist attacks on September 11, and related military actions created additional uncertainty in the state of the overall U.S. economy. As a result, the Company’s operating performance continued to decline through the 4th quarter of 2001, particularly in membership and group sales in destination and resort markets. There can be no assurance that the economic and political climate will fully recover in the near future, and the longer-term consequences from these events are not yet fully known.

Comparison of the year ended December 31, 2000 to the year ended December 31, 1999.

The following table compares the Company’s operating income for the years ended December 31, 2000 and 1999.

Revenues	2000	1999	Variance	%
	(In thousands)
Green fees	$252,750	$242,998	$9,752	4.0%
Cart rentals	78,152	75,711	2,441	3.2%
Member dues and initiation fees	140,419	126,312	14,107	11.2%
Food & beverage sales	150,026	134,092	15,934	11.9%
Merchandise sales	63,066	58,281	4,785	8.2%
Other revenue	54,813	52,473	2,340	4.5%
Management fees	7,122	7,708	(586)	–7.6%

Total revenues	746,348	697,575	48,773	7.0%

Costs and expenses
Payroll and related expenses	$256,888	$240,179	$16,709	7.0%
Cost of food and beverage sold	46,192	41,573	4,619	11.1%
Cost of merchandise sold	36,536	34,652	1,884	5.4%
General and administrative	60,611	52,232	8,379	16.0%
Repairs and maintenance	19,644	21,888	(2,244)	–10.3%
Other operating expenses	126,333	115,843	10,490	9.1%
Rents	182,114	164,406	17,708	10.8%
Depreciation and amortization	14,818	14,858	(40)	–0.3%

Total costs and expenses	743,136	685,631	57,505	8.4%

Operating income (loss)	$3,212	$11,944	$(8,732)	–73.1%

Total revenues from golf course operations and management agreements for the Company increased by $48.8 million, or 7.0%, to $746.3 million for the year ended December 31, 2000 as compared to $697.6 million for the prior year. The increase in revenues is primarily attributable to a full twelve months of revenues in 2000 related to the acquisition of 23 leased courses on March 31, 1999, plus additional revenues related to a net increase of 16 other courses acquired throughout 1999 and 2000.

Total operating expenses increased by $57.5 million, or 8.4%, to $743.1 million for the year ended December 31, 2000 as compared to $685.6 million for the year ended December 31, 1999. These expenses increased primarily due to the addition of the new courses noted above.

Operating income decreased by $8.7 million to $3.2 million for the year ended December 31, 2000, from $11.9 million for the year ended December 31, 1999. This decrease is principally a result of unfavorable weather conditions during 2000 as compared to 1999 in the northeastern portion of the United States, Texas and the United Kingdom.

Liquidity and Capital Resources

Two of American Golf Corporation’s (“AGC”) debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarters ended June 30, 2001, September 30, 2001 and December 31, 2001, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC’s debt instruments. On March 8, 2002, AGC entered into a forbearance agreement with one lender under its credit facility, which remained in effect through March 29, 2002. Under the terms of the forbearance agreement, AGC repaid $1,862,000 of the principal balance. Additionally, the revolving credit facility was permanently reduced from $50,000,000 to $48,134,000 and the interest rate was increased to prime plus one percent plus a three percent default rate. AGC is in discussions with the lenders under each of the debt instruments regarding the aforementioned defaults and non-compliance. There can be no assurance as to the outcome of these discussions.

In addition to the two debt instruments referred to above, certain equipment operating leases of AGC and debt instruments of an AGC subsidiary contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of such debt instruments for the Company was $13,833,000.

If the default or cross-default provisions are enforced by the Company’s lenders, the Company could experience a material adverse effect on its financial condition. Such enforcement against the Company, could have a material adverse effect on the Company’s financial condition. There can be no assurance that the Company will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that the Company’s lenders will grant waivers of any inability of the Company to meet these provisions or any cross-default occurring as a result of such provisions.

The Company is required to maintain performance bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company has received cancellation notices with respect to performance bonds affecting third-party contracts, agreements with utility providers and licenses at certain of its managed facilities and has been notified that cancellation notices with respect to other performance bonds will be issued unless the Company posts collateral securing the obligations covered by the performance bonds. The Company’s failure to replace or maintain required performance bonds may result in the Company’s noncompliance under such agreements.

The Company experienced declining course-level revenues during the year ended December 31, 2001 due to poor weather, general economic conditions and increased competition. The portfolio was also adversely affected by the terrorist attacks on September 11, 2001, particularly courses in destination travel markets such as Las Vegas and Phoenix. These events along with the lack of borrowing available under its credit facility have resulted in AGC’s inability to fully satisfy its rental obligations to National Golf Operating Partnership, L.P. since January 2002. As of March 19, 2002, the Company has paid approximately $8,900,000 and owes approximately $17,500,000 of rent to National Golf Operating Partnership, L.P. for the period January 1, 2002 through March 31, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
American Golf Corporation and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of American Golf Corporation and Subsidiaries (the “Company”) at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its financial statements for the years ended December 31, 2000 and 1999.

As discussed in Note 16 to the accompanying consolidated financial statements, the Company and certain of its affiliates have signed an agreement to enter into a business combination with National Golf Properties, Inc.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is having difficulty with its liquidity, has defaulted on its revolving credit facility and private placement notes as a result of not meeting certain financial covenants, and has defaulted on certain lease payments due to National Golf Operating Partnership, L.P. At December 31, 2001, the Company’s current liabilities exceeded its current assets by $149,514,000. For the year ended December 31, 2001, the Company incurred a net loss of $60,428,000 and had negative cash flow from operations of $18,048,000. The Company’s losses from operations and inadequate cash flow to meet its debt and lease obligations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
March 29, 2002

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2001	2000
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$12,390	$341
Accounts receivable—members (less allowance for doubtful accounts of $1,965 and $1,757 in 2001 and 2000, respectively)	24,526	27,138
Other receivables	11,051	13,183
Receivables from affiliates, net	—	27,146
Inventories	18,166	19,122
Prepaid expenses	13,051	9,481

Total current assets	79,184	96,411
Property, equipment and capital leases, net	100,485	123,395
Leasehold rights	18,182	18,460
Deposits, licenses and other assets	9,994	10,965
Notes receivable from shareholders and affiliates	62,309	26,320

Total assets	$270,154	$275,551

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$15,882	$17,479
Notes payable—current portion:
Shareholders	43	39
Capital leases	864	1,545
Other	98,089	7,848
Accrued expenses	47,668	39,891
Other liabilities	20,297	17,064
Payables to affiliates, net	151	—
Other deferred revenue	25,660	19,469
Deferred initiation fee revenue	20,044	18,963

Total current liabilities	228,698	122,298
Notes payable—long-term portion:
Shareholders	270	313
Capital leases	258	1,141
Other	—	53,359
Accrued expenses	50,063	48,568
Deferred initiation fee revenue	49,294	49,916

Total liabilities	328,583	275,595

Minority interest	211	158

Commitments and contingencies (Notes 9 and 12)

Shareholders’ equity (deficit):
Common stock—no par value; 10,000,000 shares authorized; 6,629,585 and 6,280,917 shares outstanding at December 31, 2001 and 2000, respectively	—	—
Retained earnings (deficit)	(57,652)	2,776
Notes receivable from shareholders	(680)	(2,564)
Cumulative foreign currency translation adjustment	(308)	(414)

Total shareholders’ equity (deficit)	(58,640)	(202)

Total liabilities and shareholders’ equity (deficit)	$270,154	$275,551

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For The Years Ended December 31,
	2001	2000	1999
		Restated	Restated
Revenues:
Green fees	$235,508	$252,750	$242,998
Cart rentals	77,296	78,152	75,711
Member dues and initiation fees	148,941	140,419	126,312
Food and beverage sales	146,749	150,026	134,092
Merchandise sales	61,110	63,066	58,281
Other revenue	52,889	54,813	52,473
Management fees	8,335	7,122	7,708

Total revenues	730,828	746,348	697,575

Costs & expenses:
Payroll and related expenses	263,327	256,888	240,179
Cost of food and beverage sold	45,977	46,192	41,573
Cost of merchandise sold	36,145	36,536	34,652
General and administrative	62,510	60,611	52,232
Repairs and maintenance	22,373	19,644	21,888
Other operating expenses	135,526	126,333	115,843
Rents	187,103	182,114	164,406
Depreciation and amortization	15,567	14,818	14,858
Loss on disposal and impairment of property and equipment	21,085	—	—

Total costs & expenses	789,613	743,136	685,631

Operating income (loss)	(58,785)	3,212	11,944

Other income (expense):
Interest income	6,164	6,155	4,765
Interest expense	(8,503)	(9,835)	(9,103)

Income (loss) before state income taxes and minority interest	(61,124)	(468)	7,606
State income tax benefit (provision)	844	(41)	(1,245)

Income (loss) before minority interest	(60,280)	(509)	6,361
Minority interest	(148)	231	(675)

Net income (loss)	(60,428)	(278)	5,686

Other comprehensive income (loss):
Foreign currency translation adjustment	106	(142)	(228)

Comprehensive income (loss)	$(60,322)	$(420)	$5,458

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Retained Earnings (Deficit)	Notes Receivable From Officers/Directors	Cumulative Foreign Currency Translation Adjustment	Total Shareholders Equity (Deficit)
	Shares	Amount
Balances, December 31, 1998 (restated)	6,295	$—	$7,990	$(5,576)	$(44)	$2,370
Net income	—	—	5,686	—	—	5,686
Dividends	—	—	(8,000)	—	—	(8,000)
Exercise of stock options	18	390	—	—	—	390
Foreign currency translation adjustment	—	—	—	—	(228)	(228)

Balances, December 31, 1999 (restated)	6,313	390	5,676	(5,576)	(272)	218
Net loss	—	—	(278)	—	—	(278)
Purchase of shares from shareholders	(32)	(390)	(2,622)	3,012	—	—
Foreign currency translation adjustment	—	—	—	—	(142)	(142)

Balances, December 31, 2000 (restated)	6,281	—	2,776	(2,564)	(414)	(202)
Net loss	—	—	(60,428)	—	—	(60,428)
Issuance of shares	349	—	—	—	—	—
Reduction of shareholder notes	—	—	—	1,884	—	1,884
Foreign currency translation adjustment	—	—	—	—	106	106

Balances, December 31, 2001	6,630	—	$(57,652)	$(680)	$(308)	$(58,640)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For The Years Ended December 31,
	2001	2000	1999
		Restated	Restated
Cash flows from operating activities:
Net income (loss)	$(60,428)	$(278)	$5,686
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	15,567	14,818	14,858
Minority interest	148	(231)	675
Loss on disposal and impairment of property and equipment	21,085	—	—
Loss from writedown of receivables from affiliates	2,107	—	—
Loss on reduction of shareholder notes	1,884	—	—
Increase (decrease) from changes in:
Accounts receivable—members	2,584	(2,243)	(2,326)
Other receivables	2,127	23,510	(10,153)
Receivables/payables from/to affiliates, net	(19,232)	(13,082)	(1,679)
Inventories	915	(1,956)	(2,622)
Prepaid expenses	(3,720)	(3,684)	2,523
Licenses, deposits and other assets	959	1,551	(2,395)
Accounts payable	(1,542)	4,529	2,304
Accrued expenses	9,478	2,573	11,180
Other liabilities	3,324	4,613	2,689
Other deferred revenue	6,243	8,326	(316)
Deferred initiation fee revenue	453	10,490	8,442

Net cash provided by (used in) operating activities	(18,048)	48,936	28,866

Cash flows from investing activities:
Acquisition of property and equipment	(13,273)	(19,549)	(24,130)
Acquisition of leasehold rights	(1,081)	(1,129)	(2,764)
Proceeds from notes receivable from shareholders and affiliates	8,689	2,219	461

Net cash used in investing activities	(5,665)	(18,459)	(26,433)

Cash flows from financing activities:
Proceeds from notes payable:
Capital leases	—	27	2,213
Other	131,450	109,657	78,386
Payments on notes payable:
Shareholders	(39)	(36)	(34)
Capital leases	(1,513)	(2,991)	(3,547)
Other	(94,033)	(139,774)	(69,287)
Exercise of stock options	—	—	390
Dividends paid	—	—	(8,000)
Limited partner cash distributions	(95)	(371)	(418)

Net cash provided by (used in) financing activities	35,770	(33,488)	(297)
Effect of exchange rate changes on cash and cash equivalents	(8)	(184)	(53)

Net increase (decrease) in cash and cash equivalents	12,049	(3,195)	2,083
Cash and cash equivalents, beginning of year	341	3,536	1,453

Cash and cash equivalents, end of year	$12,390	$341	$3,536

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Summary of Significant Accounting Policies:

Organization

The consolidated financial statements include the accounts of American Golf Corporation (“AGC”), a California subchapter S Corporation, and its majority-owned subsidiaries, American Golf of Atlanta (“Atlanta”), a Georgia general partnership, American Golf of Detroit (“Detroit”), a Michigan general partnership, American Golf (UK) Limited (“AG(UK)”), a United Kingdom limited liability company, CW Golf Partners (“CWP”), a California limited partnership, AGC-Park Hill Joint Venture (“Park Hill”), a Colorado general partnership, American Golf Australia Pty Limited (“AG(AUS)”), an Australia limited liability company, American Golf Los Coyotes LLC (“AGLC”), a California limited liability company and AM Golf Corporation (“AM Golf”), a Texas Corporation. AGC was formed in 1973 for the purpose of operating public and private golf and tennis facilities on leased premises. At December 31, 2001 and 2000, 73% and 71%, respectively, of AGC was owned by David G. Price and Dallas P. Price (“The Prices”). The following table lists AGC’s majority-owned subsidiaries and selected information:

Entity	Formation Date	AGC Ownership	Purpose
Atlanta	June 1986	65%	To operate four courses in Atlanta, Georgia.
Detroit	December 1990	80%	To operate four courses in Detroit, Michigan.
AG(UK)	August 1993	75%	To operate courses in the United Kingdom.
CWP	September 1993	75%	To operate one course in Los Angeles, California.
Park Hill	December 1998	75%	To operate one course in Denver, Colorado.
AG(AUS)	July 2000	100%	To operate courses in Australia.
AGLC	June 2001	100%	To operate one course in Buena Park, California.
AM Golf	October 1984	100%	To hold Texas liquor licenses

The remaining 25% interest in AG(UK) is owned by European Golf Corporation, which in turn is wholly owned by The Prices.

The term “affiliate”, as used in these financial statements, refers to any entity in which The Prices have a controlling interest.

At December 31, 2001, the Company leases 133 golf courses in which National Golf Properties, Inc. and National Golf Operating Partnership, L.P. (collectively “NGP”) have an ownership or mortgage interest. David G. Price, Chairman of the Board of Directors of National Golf Properties, Inc. owns 2.7% of National Golf Properties, Inc.’s outstanding stock and 16.6% of the common units of National Golf Operating Partnership, L.P. (“NGOP”). Dallas P. Price owns 2.7% of National Golf Properties, Inc.’s outstanding stock and 14.2% of the common units of NGOP.

On March 31, 1999, Golf Acquisitions, LLC (“Golf Acquisitions”), a limited liability company formed by a subsidiary of AGC and a subsidiary of ClubCorp International (“ClubCorp”), purchased the Meditrust Corporation (“Meditrust”) subsidiaries comprising the “Cobblestone Golf Group” for approximately $391.3 million in cash and assumed debt. Upon the closing of the stock purchase, AGC and ClubCorp divided the Cobblestone portfolio of 48 golf courses with AGC allocated 24 owned, leased and managed golf courses. Concurrently with closing its purchase, the Company and Golf Acquisitions sold to NGP its interest in 20 of the golf courses. The Company entered into agreements to lease or sublease 18 of the Cobblestone courses from NGP.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 14, 2000, AGC entered into a letter of intent with Book4golf.com Corporation (“Book4golf”) to become the Company’s exclusive internet tee-time provider. The letter of intent provided for the immediate payment of $400,000 and delivery of 150,000 common shares of Book4golf to AGC. On December 22, 2000, AGC and an affiliate entered into a stock agreement and a five-year license and service agreement with Book4golf. The stock agreement provided for the immediate payment of $575,000 with an additional $1,250,000 paid to AGC during 2001. In addition, 2,500,000 shares of Book4golf were delivered with the signing of the stock agreement. The 2,500,000 shares received and any additional contingent shares that AGC may receive pursuant to the stock agreement are subject to certain restrictions that limit AGC’s ability to sell or otherwise dispose of the shares. The restrictions on the shares expire at various dates through 2005. The stock agreement represents consideration for AGC entering into the license and service agreement and makes Book4golf the Company’s exclusive internet tee-time provider. The revenue from the stock agreement is being recognized on a straight-line basis over the life of the license and service agreement.

Principles of Consolidation

All material intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. Inventories consist primarily of food, beverage, golf and tennis equipment, and clothing and accessories.

Revenue Recognition

Revenue from green fees, cart rentals, food and beverage sales, merchandise sales and range income are generally recognized at the time of sale.

Revenue from membership dues are generally billed monthly and recognized in the month earned. The monthly dues are structured to cover the club operating costs and membership services. Initiation fees are generally refundable in 30 years. Accordingly, the difference between the amount of the fees and the net present value of the future obligation is recognized as revenue on a straight-line basis over the estimated average life of active membership (currently 6 years), unless uncertainty surrounding collectibility exists for initiation fees paid either on terms or on an installment basis. In addition, related incremental direct costs (primarily commissions and percentage rent) are recorded in the same manner as the revenues are recognized.

The initiation fee deposit liability accretes over 30 years using the interest method. The accretion is recorded to interest expense in the accompanying consolidated statements of operations and comprehensive income (loss). At December 31, 2001, there are no initiation fee deposits that are contractually due and payable during the next five years.

Property, Equipment, Capital Leases and Leasehold Rights

Property, equipment and leasehold rights are carried at the lower of cost or net realizable value. Property and equipment under capital leases are stated at the lower of the present value of the future minimum lease payments at the beginning of the lease term or the fair value at the inception of the lease.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Capitalized Interest

The company capitalizes interest expense during the period of new construction or upgrade of qualifying assets. The Company capitalized interest of approximately $677,000 and $566,000 for the years ended December 31, 2001 and 2000, respectively. No interest was capitalized for the year ended December 31, 1999.

Operating Leases and Restatement

The Company leases substantially all of its golf courses and related facilities under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require the Company to pay taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years. Substantially all of the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are required to be recognized on a straight-line basis over the term of the lease.

In March 2002, the Company determined that it had not consistently recognized the minimum scheduled rent increases on certain operating leases on a straight-line basis over the term of the respective leases. Accordingly, the financial statements for the years ended December 31, 2000 and 1999 in addition to the ending balance in retained earnings at December 31, 1998 have been restated to recognize the minimum scheduled rent increases on a straight-line basis for those leases which had not previously been accounted for on such basis.

The following is a summary of the impact of the restatement:

	For the Years Ended December 31,
	2000	1999
	(In thousands)
Total rents—as reported	$179,703	$161,436

Total rents—as restated	$182,114	$164,406

Net income (loss)—as reported	$2,133	$8,656

Net income (loss)—as restated	$(278)	$5,686

In addition, the above restatement resulted in a decrease in retained earnings of $16,386,000, $13,975,000 and $11,005,000 at December 31, 2000, 1999 and 1998, respectively.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long-Lived and Intangible Assets

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Certain long-lived assets and certain identifiable intangibles to be disposed of must be reported at the lower of carrying amount or fair value less cost to sell. The Company periodically assesses whether there has been an impairment in the value of long-lived assets and certain identifiable intangibles by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. The Company determines whether there has been impairment by comparing the expected undiscounted future cash flow from each golf course with the net carrying value for such golf course, including any related intangible asset.

As a result of operating losses and negative cash flows at certain golf courses and the planned sale of golf courses by NGP, the Company recognized an impairment loss of $16,141,000 during the year ended December 31, 2001. The following is a summary of the “Loss on disposal and impairment of property and equipment” recorded during the year ended December 31, 2001:

Amount
(In thousands)
Write-down to net realizable value of long-lived assets at 29 golf courses held for sale by NGP	$6,056
Write-down of long-lived assets at 30 golf courses held for use	10,085
Loss on disposal of 17 golf course leases and related property and equipment	4,944

Total loss on disposal and impairment of property and equipment	$21,085

The impaired long-lived assets include buildings, maintenance equipment, and golf course improvements.

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121 and requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. This statement will be effective at the beginning of 2002. The Company is currently assessing, but has not yet determined, the impact that adoption of this statement will have on its financial statements.

Stock-Based Employee Compensation Awards

The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” that involves proforma disclosure of net income (loss) under SFAS No. 123 and detailed descriptions of plan terms and assumptions used in valuing stock option grants. The Company has chosen to continue to account for stock-based employee compensation awards in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, trade receivables and receivables from shareholders and affiliates.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has cash in financial institutions which is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 per account. At various times throughout the year and as of December 31, 2001, the Company had cash in financial institutions which was in excess of the FDIC insurance limit.

Concentration of credit risk with respect to trade receivables, which consists primarily of membership dues and charges, is limited due to the large number of club members comprising the Company’s customer base, and their dispersion across many different geographic areas. The trade receivables are billed and due monthly, and all probable bad debt losses have been appropriately considered in establishing an allowance for doubtful accounts.

The receivables from shareholders and affiliates are concentrated with The Prices and from an affiliated company which is wholly owned by The Prices. The collectibility of such amounts is dependent upon the outcome of the matters discussed in Note 2.

Fair Value of Financial Instruments

To meet the reporting requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” the Company calculates the fair value of financial instruments and includes this additional information in the notes to the consolidated financial statements when the fair value is materially different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Advertising

The Company expenses advertising costs as incurred. Advertising costs were approximately $8,004,000, $8,551,000 and $7,667,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreign Currency Translation

The Company translates foreign currency financial statements by translating balance sheet accounts at the year-end exchange rate and income statement accounts at the average exchange rate for the year. Translation gains and losses are recorded in shareholders’ equity and comprehensive income (loss). Realized gains and losses are included in operations. Net foreign currency transaction losses of approximately $733,000, $1,192,000 and $195,000 were recorded in other operating expenses during the years ended December 31, 2001, 2000 and 1999, respectively.

Accounting for Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes accounting and reporting standards for derivatives and hedging activities. SFAS No. 133 requires that all derivatives be recognized as assets or liabilities in the balance sheet and that these instruments be measured at fair value through adjustments to either other comprehensive income (loss) or to current earnings, depending on the purpose for which the derivative is held. The Company has not engaged in hedging activities or purchased

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative instruments; accordingly, the adoption on January 1, 2001 of SFAS No. 133 did not have an impact on either the financial position or results of operations of the Company.

Reclassifications

Certain amounts in the December 31, 2000 and 1999 consolidated financial statements have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” which supercedes APB Opinion No. 16, “Business Combinations.” This statement requires that all business combinations be accounted for by the purchase method and establishes specific criteria for the recognition of intangible assets separately from goodwill. The statement also requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The provisions of the statement apply to business combinations initiated after June 30, 2001. For business combinations accounted for using the purchase method before July 1, 2001, the provisions of this statement will be effective in the first quarter of 2002. The adoption of this statement is not expected to have a significant impact on the Company’s financial results.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which supercedes APB Opinion No. 17, “Intangible Assets.” This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. The statement also provides specific guidance in testing goodwill and intangible assets for impairment. SFAS No. 142 provides that (i) goodwill and indefinite-lived intangible assets will no longer be amortized, (ii) impairment will be measured using various valuation techniques based on discounted cash flow, (iii) goodwill will be tested for impairment at least annually at the reporting unit level, (iv) intangible assets deemed to have an indefinite life will be tested for impairment at least annually and (v) intangible assets with finite lives will be amortized over their useful lives. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the provisions of this statement, which will be effective in the first quarter of 2002. The Company is currently assessing, but has not yet determined, the impact that adoption of this statement will have on its financial statements.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. All provisions of this statement will be effective at the beginning of fiscal 2003. The Company is currently assessing, but has not yet determined, the impact that adoption of this statement will have on its financial statements.

(2)    Going Concern:

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 9, the Company has significant borrowings that require, among other things, compliance with certain financial ratios and restrictions on indebtedness to others. During 2001, increased competition, contraction in the economy, unfavorable weather patterns and the national events of September 11 that impacted most consumer businesses had an adverse impact on the Company’s results. For the year ended December 31,

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001, the Company experienced a net loss of $60,428,000 and had negative cash flows from operations of $18,048,000. As a result, the Company was not in compliance with certain covenants under its revolving credit facility and private placement notes. In addition, certain of the Company’s equipment operating leases and debt instruments include cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of such debt instruments for the Company was approximately $13,833,000. If the default or cross-default provisions are enforced by the Company’s lenders, the Company could experience a material adverse effect on its financial condition and operations. There can be no assurances that the Company will be able to satisfy the financial and other covenants in its debt instruments in the future or that the Company’s lenders will grant waivers of the non-compliance with these provisions or any cross-default occurring as a result of such non-compliance. The covenant breaches put the Company into default on approximately $95,606,000 of outstanding debt. Accordingly, the outstanding debt has been classified in current liabilities in the consolidated balance sheet at December 31, 2001.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the consolidated financial statements included herein are subject to material uncertainties. Management of the Company believes that the profitability of operations, positive cash flow and its continued existence is dependent upon several factors, including the completion of the pending business combination discussed in Note 16, obtaining additional financing or equity, restructuring of the existing outstanding debt with its lenders, renegotiation of certain unprofitable leases including those with NGP if the business combination is not consummated, and a reduction in administrative expenses. Although no assurances can be given, management believes that if the above actions result in a return to profitability and positive cash flow, together with a restructuring of the Company’s outstanding debt and raising additional equity, it will enable the Company to continue operating as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(3)    Receivables from Affiliates, net:

At December 31, 2000, the receivables from affiliates were noncollateralized and due within one year. During 2001, receivables from affiliates totaling approximately $44,678,000 were converted to interest bearing notes receivable due in November 2010 (See Note 5). In addition, approximately $2,107,000 of receivables from affiliates were written off during 2001.

(4)    Property, Equipment, Capital Leases and Leasehold Rights:

Property, equipment and capital leases consist of the following components:

	Estimated Useful Lives (Years)	December 31,
		2001	2000
		(In thousands)
Golf course improvements	10–20	$86,166	$90,762
Buildings	15–30	47,442	48,374
Furniture, fixtures, machinery and equipment	3–7	39,216	39,987
Equipment under capital leases	3–7	14,056	12,149

		186,880	191,272
Less: accumulated depreciation		(88,918)	(77,576)

		97,962	113,696
Construction-in-progress		2,523	9,699

		$100,485	$123,395

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equipment under capital leases includes golf carts, turf and maintenance equipment, computers, and other office equipment. At December 31, 2001 and 2000, accumulated depreciation on equipment under capital leases was $12,254,000 and $11,103,000, respectively.

At December 31, 2001 and 2000, accumulated amortization on leasehold rights was $6,533,000 and $5,618,000, respectively.

(5)    Notes Receivable from Shareholders and Affiliates:

Notes receivable from shareholders and affiliates consist of the following components:

			December 31,
Type of Collateral	Interest Rate	Interest Payments	2001	2000	Maturity
			(In thousands)
Noncollateralized promissory note	9.35%	Semi-annually	$22,587	$26,320	7/2004
Promissory note	4.13%	Maturity	1,314	—	11/2010
Promissory note	4.13%	Maturity	4,181	—	11/2010
Promissory note	4.13%	Maturity	34,227	—	11/2010

			$62,309	$26,320

During 1996, the Company loaned $29,000,000 to The Prices. The note is noncollateralized and is due in July 2004. The note bears interest at 9.35% that is payable semi-annually.

During 2001, the Company converted approximately $10,451,000 of receivables from The Prices and approximately $34,227,000 in receivables from Golf Enterprises, Inc. (“GEI”), which is wholly owned by The Prices, into notes receivable. The notes are noncollateralized and due in November 2010. The notes bear interest at 4.13% per annum. Any unpaid interest is added to the principal of the notes and becomes due at maturity. The Prices repaid $4,956,000 of the notes receivable balance and $44,000 of interest in December 2001.

(6)    State Income Taxes:

The Company has elected to be taxed as an S corporation under the Internal Revenue Code of 1986, as amended. Accordingly, corporate income is taxed directly to the shareholders for federal income tax reporting purposes. The Company therefore has no provision in its consolidated financial statements for federal income taxes. The following are the components of the state income tax benefit (provision):

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands)
Current	$(100)	$—	$—
Deferred	944	(41)	(1,245)

State income tax benefit (provision)	$844	$(41)	$(1,245)

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)    Accrued Expenses and Other Liabilities:

        Accrued expenses and other liabilities consist of the following components:

	December 31,
	2001	2000
	(In thousands)
Accrued expenses:
Current:
Compensation and related costs	$18,939	$18,424
Property taxes	6,090	6,343
Rent	4,748	5,295
Other	17,891	9,829

	$47,668	$39,891

Long-Term:
Member deposits	$15,098	$9,474
Deferred rent	27,219	22,572
Compensation and related costs	917	6,685
Other	6,829	9,837

	$50,063	$48,568

Other liabilities:
Current:
Merchandise certificates	$7,146	$3,369
Deposits	6,148	5,679
Sales and use taxes	4,078	3,865
Other	2,925	4,151

	$20,297	$17,064

(8)    Notes Payable—Shareholders:

The notes are due in 2007 and bear interest at 8%. Interest expense to the shareholders was approximately $27,000, $30,000 and $33,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The following are annual maturities on notes payable to shareholders:

Years Ending December 31,	Amount
(In thousands)
2002	$43
2003	46
2004	50
2005	54
2006	58
Thereafter	62

$313

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9)    Notes Payable—Others:

Notes payable to others consist of the following components:

			December 31, 2001		December 31, 2000
Type of Collateral	Interest Rate	Interest Payments	Current Portion	Long- Term Portion	Current Portion	Long- Term Portion	Maturity
			(In thousands)
Collateralized revolving credit facility	Prime+4.0%	Monthly	$49,450	$—	$—	$5,000	3/2002
Noncollateralized note	6.1%	Annually	—	—	817	—	1/2002
Noncollateralized note	8.3%	Quarterly	29	—	54	29	6/2002
Collateralized note	4.8%	Monthly	2,454	—	—	—	4/2002
Collateralized note	7.4%	Monthly	—	—	2,560	—	6/2001
Collateralized note	9.6%	Semi-Annually	32,323	—	3,479	34,185	7/2004
Collateralized note	8.0%	Quarterly	3,014	—	290	3,106	7/2009
Collateralized note	9.5%	Quarterly	3,444	—	281	3,508	12/2009
Collateralized note	8.8%	Quarterly	2,826	—	154	2,875	10/2012
Collateralized note	8.8%	Quarterly	608	—	—	635	10/2012
Collateralized note	9.2%	Quarterly	1,793	—	114	1,835	11/2012
Collateralized note	7.6%	Quarterly	2,148	—	99	2,186	1/2014

			$98,089	$—	$7,848	$53,359

At December 31, 2001 and 2000, the bank prime and reference rate was 4.75% and 9.5%, respectively.

As discussed in Note 2, as of December 31, 2001 AGC was not in compliance with certain of its financial covenants related to its revolving credit facility and private placement notes. In addition, certain of the Company’s debt instruments include cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of December 31, 2001, the outstanding balances of instruments of AGC’s subsidiaries containing cross default provisions were $13,833,000. The covenant breaches put the Company into default on approximately $95,606,000 of outstanding debt. Accordingly, the outstanding debt has been classified in current liabilities in the consolidated balance sheet at December 31, 2001.

On December 31, 1997, the Company entered into a $40,000,000 revolving credit facility and a $13,500,000 standby letter of credit facility with a commercial bank that bears interest at prime or a LIBOR based rate. Letters of credit issued under these credit facilities are charged a 1.0% to 1.5% annual letter of credit fee. On April 1, 2000, AGC amended its revolving credit facility to increase the amount available under the line of credit to $60,000,000, of which $10,000,000 expired on July 31, 2000 and $50,000,000 was to expire on March 29, 2002. The revolving credit facility is used to finance working capital requirements. At December 31, 2001 there was $49,450,000 outstanding and $546,000 in standby letters of credit issued against the revolving credit facility. The $13,500,000 standby letter of credit facility supported letters of credit issued in favor of NGP, pursuant to the terms of the leases between NGP and AGC. As of March 31, 2000, NGP waived the Company’s obligation to maintain the letter of credit.

On March 8, 2002, AGC entered into a forbearance agreement with its commercial bank due to the defaults under its $50,000,000 credit facility. Under the forbearance agreement, the lenders agreed to forbear, subject to certain conditions, from exercising any of their remedies under the credit agreement in connection with these defaults for the period ending March 29, 2002, and AGC repaid $1,862,000 of the principal balance outstanding

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the revolving credit facility. In addition, the revolving credit facility was permanently reduced from $50,000,000 to $48,134,000 and the interest rate was increased to prime plus one percent plus a three percent default rate. AGC is in discussions with its commercial bank to extend the maturities of its borrowings under the credit agreement, which came due on March 29, 2002.

In December 1996, AGC placed $41,500,000 of fixed rate senior collateralized notes due 2004 with a group of institutional investors. The net proceeds from the private placement were used to repay bank debt and provide a $29,000,000 loan to The Prices.

The revolving credit facility and the private placement loan are collateralized by the issued and outstanding stock of GEI.

The note agreements and credit facilities contain, among other covenants, fixed charge and debt to EBITDA coverage ratios, minimum tangible net worth amounts, and certain restrictions regarding indebtedness to others.

The following are the scheduled annual maturities on notes payable to others:

Years Ending December 31,	Amount
(In thousands)
2002	$54,973
2003	5,310
2004	27,409
2005	1,324
2006	1,446
Thereafter	7,627

$98,089

(10)    Notes Payable—Capital Leases:

Future minimum payments, by year and in the aggregate, under capital leases with initial remaining terms of one year or more consist of the following at December 31, 2001:

Years Ending December 31,	Amount
(In thousands)
2002	$942
2003	268
2004	1

Total minimum lease payments	1,211
Amount representing interest	89

Present value of net minimum lease payments	1,122
Current portion	864

Long-term portion	$258

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11)    Employee Benefit Plans:

1994 Equity Participation Plan

In 1994, the Company established the 1994 Equity Participation Plan, as amended (the “1994 Plan”). Under the 1994 Plan, 1,200,000 shares may be awarded to key employees as either nonqualified stock options, performance awards, or the right to purchase common stock. There were 436,314 and 101,806 shares available under the 1994 Plan as of December 31, 2001 and 2000, respectively. In addition, there were 123,218 shares of common stock outstanding under the 1994 Plan as of December 31, 2001 and 2000. These outstanding shares of common stock were initially issued at a price of $22.05 per share for which the Company received notes receivable totaling $2,564,000. As discussed in Note 15, during 2001 the Company entered into Note Modification Agreements with the holders of the notes whereby the outstanding balances were reduced to $680,000. In 2000, the Company repurchased 31,700 shares of common stock at $95.00 per share. These shares were issued in 1998 at the same price. As part of the repurchase, notes receivable totaling $3,012,000 were paid off.

Stock options granted vest over a three to five year period and are subject to continued employment and the Company achieving certain financial performance targets. Options granted generally expire within four to six years of the date of grant. The fair value of stock options granted is estimated using the minimum value pricing method with the following assumptions: (i) risk-free interest rate of 7.0%, (ii) expected option life of seven years, (iii) forfeiture rate of zero, (iv) no expected volatility and (v) dividend yield of 5%.

The summary of the status of the Company’s stock options as of December 31, 2001, 2000 and 1999, and the activity with executives, key employees and members of the AGC Board of Directors during the years then ended is presented below:

	2001		2000		1999
	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price	Number of Shares	Weighted Average Option Exercise Price
Outstanding at beginning of year	436,589	$50.95	626,102	$53.61	642,835	$50.56
Granted—price equals fair value	—	—	38,040	75.68	76,080	75.68
Exercised	—	—	—	—	(17,699)	22.05
Canceled	(68,915)	55.10	(227,553)	62.41	(75,114)	57.30

Options outstanding at year end	367,674	$50.17	436,589	$50.95	626,102	$53.61

Options exercisable at year end	209,174		235,307		366,206

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Exercise price	Number Outstanding At December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding At December 31, 2001	Weighted Average Exercise Price
22.05	209,174	4.0	22.05	209,174	22.05
75.68	63,400	2.0	75.68	—	—
95.00	95,100	3.0	95.00	—	—

	367,674			209,174

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted the disclosure only provisions of SFAS No. 123 and accordingly, no compensation expense has been recognized for stock option grants to executives, key employees and members of the AGC Board of Directors. Had compensation expense for such grants been determined based on the fair value of the award, at the grant date, consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been reduced to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2001	2000	1999
	(In thousands)
		Restated	Restated
Net income (loss)—as reported	$(60,428)	$(278)	$5,686

Net income (loss)—pro forma	$(60,447)	$(408)	$5,686

In 1995, performance awards were granted to key members of management who were not awarded the right to purchase common stock or nonqualified stock options. The 1994 Plan provides that holders of performance awards have the right to receive an amount equal to the appreciation in share value (as measured by a predetermined formula based on the Company’s earnings). All performance awards were scheduled to mature on December 31, 1998. In 1998, the Company granted the holders of performance awards the right to receive, as a prepayment, a portion of their appreciation in share value based on the 1997 share price, payable in 1999, and extended the maturity date of the performance shares to December 31, 1999. The appreciation in share value, less the prepayment, is payable in three equal annual installments, beginning in early 2000. In 1999, the Company issued 66,496 performance awards with a maturity date of December 31, 2001 payable in annual installments beginning in early 2002. Performance awards vest based on achieving certain earnings targets of the Company and are subject to continued employment. No performance awards were outstanding as of December 31, 2001. Performance awards outstanding totaled 235,057 as of December 31, 2000. No compensation expense was recorded during 2001 related to these awards. For the year ended December 31, 2000, compensation expense of $1,981,000 was reversed related to compensation expense recorded in 1999 as earnings estimates were revised.

401(k) Employee Savings Plan

The Company has a 401(k) Employee Savings Plan available to all domestic employees who have earned one year of vesting service and are at least 21 years of age. Participants may contribute from 1% to 20% of their earnings, in whole percentages, on a before-tax basis. The Company contributes to participants’ accounts based on the amount the participant elects to defer and a matching contribution equal to $0.50 on each dollar contributed by a participant up to 3% of the participant’s gross pay. The Company’s expense for the plan was approximately $1,163,000, $1,273,000 and $1,046,000 for the years ended December 31, 2001, 2000 and 1999, respectively. On January 1, 2002, the Company suspended Company matching contributions to participants in the 401(k) Employee Savings Plan.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(12)    Commitments and Contingencies:

The Company is the lessee under long-term operating leases for golf courses and equipment. At December 31, 2001, the following are future minimum rental payments required pursuant to the terms of all lease obligations:

Years Ending December 31,	Related Parties	Unrelated Parties	Total
	(In thousands)
2002	$103,399	$69,074	$172,473
2003	104,002	65,749	169,751
2004	104,914	56,716	161,630
2005	105,801	51,409	157,210
2006	106,004	46,236	152,240
Thereafter	555,867	407,963	963,830

	$1,079,987	$697,147	$1,777,134

In addition to minimum rental payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. Percentage rentals paid to unrelated parties were approximately $11,944,000, $13,664,000 and $11,963,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Under the terms of certain leases, the Company is committed to make improvements at golf courses. At December 31, 2001, approximately $3,584,000 of such improvements are required to be made.

The Company is required to maintain performance bonds under certain third-party agreements, as requested by certain utility providers, and under the rules and regulations of licensing authorities and other governmental agencies. The Company has received cancellation notices with respect to performance bonds affecting third-party contracts, agreements with utility providers and licenses at certain of its managed facilities and has been notified that cancellation notices with respect to other performance bonds will be issued unless the Company posts collateral securing the obligations covered by the performance bonds. The Company’s failure to replace or maintain required performance bonds may result in the Company’s noncompliance under such agreements.

During the fourth quarter of 2001, the Company signed an agreement with The Coca-Cola Company to purchase a minimum quantity of fountain sodas and bottled/canned beverages over the next five years commencing January 1, 2002. Based on the quantities and prices stipulated in the purchase contract, the minimum purchase commitment is approximately $15,700,000.

At December 31, 2001, the Company was contingently liable for outstanding letters of credit in the amount of approximately $796,000.

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

During February and March 2002, three lawsuits were filed in federal court against NGP, its directors, and certain of its officers. The three lawsuits also named AGC as a defendant in connection with the proposed

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business combination with NGP. Each of these cases is a class action claim brought by the plaintiff on behalf of the public stockholders of NGP, alleging, among other things, breaches of fiduciary duties. The plaintiff in one of the cases served a first request for production of documents on AGC on March 13, 2002. The plaintiff in each case seeks, among other things, compensatory damages, an accounting of profits, constructive trust, costs and disbursements of this action, including allowance for plaintiff’s attorneys’ and experts’ fees, injunctive and declaratory relief, or, if such transaction is consummated, the plaintiff seeks to rescind such transaction. These actions have just been commenced, and no trial dates have been set. Management believes that the Company has meritorious defenses to these actions and intends to vigorously defend itself.

(13)    Related Party Transactions:

The Company rents golf and tennis facilities from NGP and related entities in which The Prices have a controlling interest. Rent expense paid to NGP was approximately $108,719,000, $107,680,000 and $98,705,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Rent expense paid to related entities in which The Prices have a controlling interest was approximately $8,344,000, $8,082,000 and $3,612,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

The Company recorded management fees from related entities in the amount of approximately $3,880,000, $3,813,000 and $2,128,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company earns interest on receivables from affiliates at a prime based rate. Interest income from affiliates was approximately $1,475,000, $1,591,000 and $222,000 for the years ended December 31, 2001, 2000 and 1999, respectively. During 2001, interest income earned on notes receivable from shareholders and affiliates was approximately $2,584,000.

The Company has accumulated costs on its balance sheet relating to construction in progress at certain golf and tennis facilities owned by NGP. Periodically, substantially all of these costs are reimbursed by NGP and related entities. These accumulated costs amounted to approximately $1,101,000 and $773,000 at December 31, 2001 and 2000, respectively.

Included in other receivables are receivables from employees of $576,000 and $422,000 at December 31, 2001 and 2000, respectively.

(14)    Statement of Cash Flows—Supplemental Disclosures:

Interest paid was approximately $8,874,000, $7,534,000 and $7,524,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

State income taxes paid were approximately $89,000, $120,000 and $50,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

During 1999, the Company assumed capital leases for equipment of approximately $2,850,000.

(15)    Shareholders’ Equity (Deficit):

During the year ended December 31, 2001 AGC issued 348,668 shares of stock for the assumption of $7,853,000 of member deposits by The Prices and a shareholder of AGC. Since these member deposits are still recorded as a liability in the consolidated balance sheet at December 31, 2001, there were no adjustments made to the consolidated financial statements relating to this transaction.

AMERICAN GOLF CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As discussed in Note 11 to the consolidated financial statements, the Company had notes receivable from key current and former employees with a balance of $2,564,000 as of December 31, 2000 resulting from the purchase of 123,218 shares of common stock. The notes are collateralized by the common stock issued and are shown on the consolidated balance sheets as a reduction in shareholders’ equity (deficit). During 2001, the Company entered into Note Modification Agreements with these current and former employees whereby the outstanding notes receivable balance was reduced to $680,000. As a result of this agreement, the Company recorded a charge of $1,884,000 in general and administrative expenses. The Note Modification Agreements also reduced the interest rate on the notes from 6% to 3.97% and the principal due date was extended from 2004 to 2010. Interest income on the notes was approximately $153,000, $195,000 and $425,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Interest is paid with proceeds from shareholder distributions and, if necessary, a portion of their annual bonus. To the extent these amounts are insufficient to cover the current year interest, the unpaid interest may be added to the principal of the note. No amounts were added to principal for the years ended December 31, 2001, 2000 and 1999. Accrued interest outstanding on shareholder notes as of December 31, 2001 and 2000 was approximately $430,000 and $277,000, respectively.

(16)    Subsequent Events:

On January 10, 2002, the Company entered into an agreement with NGP to pay a fee to NGP of approximately $8,514,000 as consideration for terminating the leases at 10 courses sold by NGP in 2001. The payment terms of the lease termination fee to NGP have not been determined. During 2002, the Company entered into agreements to pay a lease termination fee of approximately $7,435,000 related to 6 lease terminations. The Company also plans to enter into similar lease termination agreements with NGP on up to 25 leases on golf courses that NGP intends to sell.

On February 13, 2002, the Company executed a letter of intent to enter into a business combination with NGP and certain of the Company’s affiliates, including GEI and European Golf, L.L.C. On March 29, 2002 the Company entered into a definitive merger and reorganization agreement with NGP and these affiliates. Under the agreement, the Company and NGP will become wholly owned subsidiaries of a newly-formed holding company. All issued and outstanding shares of common stock of NGP will be converted on a one-to-one basis into an equal number of shares of common stock of the new company, and all common limited partnership units of NGOP (other than preferred units held by the Company, NGP, GEI and certain affiliates) will be converted on a one-to-one basis into an equal number of shares of common stock in the new company. Shareholders of the Company and its affiliates will receive consideration of 156,005 shares of common stock of the new company, up to 100,000 shares of Class C preferred stock of the new company and $10,000 in cash. Upon consummation of the transactions, NGP will no longer qualify as a REIT and the new company will both own and operate golf courses. The transaction is subject to the approval of NGP’s stockholders, lenders to the Company, NGP and common and preferred unit holders of NGOP, as well as regulatory approvals and certain other conditions described in the merger and reorganization agreement. While there can be no assurances as to whether or when the conditions set forth in the preceding sentence will be satisfied, the Company anticipates that the transaction will close by the end of the third quarter of 2002. In the event the transaction is not completed (or is materially delayed), there may be serious adverse consequences on the financial condition and operations of the Company.

As of March 29, 2002, AGC had paid approximately $13.0 million and owed approximately $13.4 million of rent to NGP for the period January 1, 2002 through March 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONALGOLF PROPERTIES, INC.

By:	/s/ CHARLES S. PAUL
Charles S. Paul Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ DAVID G. PRICE David G. Price	Chairman of the Board	March 29, 2002

/s/ CHARLES S. PAUL Charles S. Paul	Interim Chief Executive Officer and Director	March 29, 2002

/s/ JAMES M. STANICH James M. Stanich	President and Director	March 29, 2002

/s/ NEIL M. MILLER Neil M. Miller	Chief Financial Officer, Secretary and Acting General Counsel	March 29, 2002

/s/ JOHN C. CUSHMAN, III John C. Cushman, III	Director	March 29, 2002

/s/ BRUCE KARATZ Bruce Karatz	Director	March 29, 2002