Form 10-K/A
period 2001-12-31
NATIONAL GOLF PROPERTIES INC
filed 2002-04-30
CIK 905897

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

As of March 19, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $87.1 million, based upon the closing price ($7.26) on the New York Stock Exchange on that date. (For this computation, the registrant has excluded the market value of all shares of its common stock reported as owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the registrant.)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

13,121,148 shares of common stock, $.01 par value, as of March 19, 2002

Documents Incorporated By Reference

None.

This amendment to the annual report on Form 10-K of National Golf Properties, Inc. for the fiscal year ended December 31, 2001 reflects changes to Part III of the Form 10-K only. Part III has been restated in its entirety to read as provided in this amendment.

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

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of each of the Company’s directors and executive officers as of April 24, 2002:

Name	Age	Position
John C. Cushman, III	61	Director
Bruce Karatz	56	Director
Paul W. Major	38	Executive Vice President
Neil M. Miller	38	Chief Financial Officer, Secretary and Acting General Counsel
Charles S. Paul	53	Interim Chief Executive Officer and Director
David G. Price	69	Chairman of the Board of Directors
James M. Stanich	43	Director

Directors

John C. Cushman, III has served as a director of the Company since July 20, 1994. Mr. Cushman has been the Chairman of the Board at Cushman & Wakefield, Inc. since July 1, 2001. Previously Mr. Cushman had been the President and Chief Executive Officer of Cushman Realty Corporation since 1978. He is a director of Culinary Holdings, Inc., Cushman Winery Corporation, D.A. Cushman Realty Corporation, Digital Gene Technologies, Inc., Inglewood Park Cemetery, La Quinta Corporation, La Quinta Properties, Inc. and Los Angeles Turf Club, Inc.

Bruce Karatz has served as a director of the Company since August 31, 1993. Mr. Karatz has been Chief Executive Officer and a director of KB Home since 1986 and Chairman of the Board of Directors of KB Home since July 1993. Mr. Karatz was also president of KB Home from 1986 to 2001. Mr. Karatz is also a director of Kaufman & Broad, S.A., Honeywell International, Inc., Avery Dennison and The Kroger Co. Mr. Karatz is a nominee for director of Edison International.

David G. Price has served as the Chairman of the Board of Directors of the Company since its formation in April 1993. Mr. Price also serves as the Chairman of the Board of Directors of AGC and has served in such capacity since he founded AGC in 1973. Mr. Price served as Chief Executive Officer of AGC from 1973 until June of 2000. Mr. Price is also a Trustee and the President of the Museum of Flying in Santa Monica, California. Mr. Price is the father-in-law of Mr. Stanich.

James M. Stanich has served as a director of the Company since January 30, 1998. He served as the President of the Company from January 30, 1998 until his resignation on April 23, 2002. Prior to joining the Company in 1998, Mr. Stanich was a director, Executive Vice President of Corporate Operations and Secretary of AGC since 1993. Mr. Stanich resigned as a director of AGC in November 2001. Mr. Stanich is a son-in-law of David G. Price.

Richard A. Archer served as a director of the Company from August 31, 1993 until his resignation from the Board of Directors due to personal health demands in December 2001.

Edward R. Sause served as a director of the Company from April 1993 until his resignation from the Board of Directors in December 2001 in order to maintain a majority of Independent Directors in compliance with the bylaws of the Company.

Officers

Paul W. Major was appointed in 1998 to serve as the Company’s Executive Vice President. Prior to his appointment as Executive Vice President, Mr. Major served as the Company’s Senior Vice PresidentAcquisitions from April 1997 to January 1998. Mr. Major served as Vice President of Acquisitions of the Company from October 1993 to April 1997. Prior to joining the Company, Mr. Major was a corporate lawyer at Latham & Watkins in Los Angeles where he worked extensively on the formation and initial public offering of the Company.

Neil M. Miller was appointed in 2000 to serve as the Company’s Chief Financial Officer and was appointed to serve as the Company’s Acting General Counsel in December 2001 and Secretary in January 2002. Prior to his appointment as Chief Financial Officer, Mr. Miller served as the Vice President-Finance for the Company from April 1997 through 1999 and as Associate General Counsel for the Company from March 1995 to April 1997. Mr. Miller also served as the Company’s Director of Acquisitions and Director of Investor Relations from March 1994 to March 1995. Prior to joining the Company in March 1994, Mr. Miller was an attorney with the law firm of Armstrong, Teasdale, Schlafly & Davis in St. Louis, Missouri.

Charles S. Paul has served as a director of the Company since August 31, 1993, and as Interim Chief Executive Officer of the Company since December 13, 2001. Mr. Paul has been Chairman of the Board of Directors of IFILM Corp. since 1999 prior to which Mr. Paul was Chairman and Co-Founder of Sega GameWorks L.L.C. Prior to joining Sega GameWorks L.L.C. in 1996, Mr. Paul was an Executive Vice President and director of MCA, Inc. from 1989 until March of 1996, and served as President of MCA Enterprises, Inc. from 1986 until March of 1996. Mr. Paul is also a director of AMC Entertainment (American Exchange).

Board of Directors

The Company’s Bylaws provide that the majority of its Board of Directors must consist of directors who are unaffiliated with David G. Price (the “Independent Directors”). Messrs. Karatz and Paul were appointed as Independent Directors by the Company’s Board of Directors on August 31, 1993. Mr. Cushman was appointed as an Independent Director on July 20, 1994. The Board of Directors was reduced from seven to five members in December, 2001, when Mr. Archer resigned from the Board due to personal health demands and Mr. Sause resigned in order to maintain a majority of Independent Directors on the Board in compliance with the Bylaws.

In accordance with the Company’s Bylaws, transactions involving the Company and affiliates of David G. Price require the approval of a committee of the Company’s Board of Directors consisting solely of the Independent Directors (the “Independent Committee”). Such transactions with affiliates of David G. Price include, without limitation, (i) lease negotiation with respect to owned golf courses and the enforcement and amendment of such leases, (ii) the selection of operators for acquired golf courses, and (iii) consideration of the Company’s right of first refusal to acquire common limited partnership units (“OP Units”) in National Golf Operating Partnership, L.P., a Delaware limited partnership (the “Operating Partnership”), through which the Company owns all of the golf courses and conducts its operations, upon transfer of OP Units as provided in the Operating Partnership’s Agreement of Limited Partnership (the “OP Partnership Agreement”). Certain matters relating to the Operating Partnership require the approval of holders of a majority of the OP Units and the preferred limited partnership units. David G. Price, his former wife Dallas P. Price, and their affiliates beneficially own more than 90% of the OP Units.

Prior to December 13, 2001, the Company paid each of its Independent Directors a fee of $12,000 per year for services as a director plus $1,000 for attendance at each meeting of the Company’s Board of Directors. Effective December 13, 2001, the Company ceased payments for meeting attendance and increased the annual director fee to each of its members from $12,000 to $84,000 in connection with the evaluation and implementation of restructuring alternatives. In addition, the Company reimburses all directors for reasonable travel expenses incurred in connection with their duties as directors of the Company. During his service as Interim Chief Executive Officer, Mr. Paul does not receive a director fee, but does receive executive compensation, which includes a salary from the Company. Pursuant to the Company’s 1995 Independent Director Equity Participation Plan, each of the Company’s Independent Directors also receives an annual grant of 500 shares of restricted stock and an option to purchase 2,000 shares of Common Stock. The shares of restricted stock received by the Independent Directors may not be sold until the earlier of (i) the fifth anniversary of the date on which such shares are granted, provided that the recipient of such grant has not terminated his directorship during such period, and (ii) the recipient’s normal retirement at or after age 65. As of December 31, 2001, Messrs. Cushman, Karatz and Paul each held 2,500 shares of restricted stock, of which no shares of restricted stock currently may be sold. In addition, as of December 31, 2001, Messrs. Cushman, Karatz, and Paul each held options to purchase 16,000 shares of Common Stock at a range of exercise prices of $10.94 through $31.50, of which options to purchase 14,000 shares of Common Stock currently are exercisable. In addition to the options he received as a director, Mr. Paul in 2001 received options to purchase 30,000 shares as described in “Executive Compensation.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of the Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by the regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all of the Company’s officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, however, Mr. Paul was required to file a Form 5 amendment with respect to grants of 500 shares of restricted stock and 2,000 options to purchase common stock of the Company at a price of $10.94 granted on November 14, 2001 and 30,000 options to purchase common stock of the Company at a price of $9.24 granted on December 13, 2001.

Item 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of the Company’s executive officers (the “Named Executive Officers”) for the fiscal years ended December 31, 2001, 2000 and 1999:

				Long-Term Compensation
		Annual Compensation		Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards(1)	Securities Underlying Options/SARs (#)	LTIP Payouts(2)	All Other Compensation(3)
Charles S. Paul(4)	2001	$30,000	$—	(5)	—	$—	$—
Interim Chief Executive Officer and Director

James M. Stanich(7)	2001	$269,734	$—	(5)	—	$238,400	$2,550
President and Director	2000	$260,858	$100,000	(5)	—	$221,150	$2,400
	1999	$254,000	$100,000	(5)	—	$231,660	$2,400

Paul W. Major	2001	$195,000	$103,000	(5)	—	$156,118	$2,550
Executive Vice President	2000	$137,025	$50,000	(5)	—	$149,992	$2,400
	1999	$133,420	$75,000	(5)	—	$193,743	$2,400

Neil M. Miller	2001	$180,950	$72,380	(5)	—	$283,584	$2,550
Chief Financial Officer,	2000	$175,000	$70,000	(5)	—	$153,956	$2,400
Secretary and Acting General Counsel	1999	$120,000	$58,000	(5)	—	$96,871	$2,400

Scott S. Thompson(6)	2001	$159,866	$30,000	(5)	—	$209,358	$2,550
	2000	$179,725	$53,918	(5)	—	$143,242	$2,400
	1999	$175,000	$77,500	(5)	—	$83,033	$2,400

(1)
The aggregate number and value of shares of restricted stock of the Company, all of which shares are designated as long-term incentive awards, held by each Named Executive Officer as of December 31, 2001 were as follows: Mr. Stanich, 20,000 shares valued at $175,400; Mr. Major, 45,000 shares valued at $399,150; Mr. Miller, 37,500 shares valued at $332,625; Mr. Thompson, no shares; and Mr. Paul, no shares. Such shares represent the unvested portion of restricted stock awarded to Messrs. Stanich, Major and Miller. All such shares vest on a pro-rata basis over a five-year period upon the Company’s satisfaction of certain financial performance targets, and unvested shares are subject to continued employment. During the period in which any restrictions apply, holders of restricted stock are entitled to receive all dividends or other distributions paid with respect to such stock.

(2)	Represents the market value of the shares of restricted stock of the Company that vested in 2001, 2000 and 1999 as of the vesting date.
(3)	Represents matching contributions made by the Company to its 401(k) Retirement Plan.
(4)
Charles S. Paul has served as a director since August 31, 1993 and as Interim Chief Executive Officer of the Company since December 13, 2001. Compensation does not include director’s fees in the amount of $16,000 or the market value of 500 shares of restricted stock which were issued to Mr. Paul under the 1995 Director’s Equity Participation Plan and vested in 2001 with a market value of $5,470 earned prior to his appointment as Interim Chief Executive Officer.

(5)	Restricted stock awards are subject to performance requirements and are designated as long-term incentive awards.
(6)
Scott S. Thompson, formerly General Counsel, Chief Leasing Officer, Vice President and Secretary, resigned November 9, 2001, at which time the Company repurchased from him 8,000 shares of previously unvested restricted stock for consideration of $80. Mr. Thompson received a partial bonus payment of $30,000 for 2001. In addition, 6,000 shares of restricted Company stock with a market value of $60,240 which would have vested in January 2002 were vested upon Mr. Thompson’s termination of employment. Unvested options held by

Mr. Thompson were forfeited and all vested options expired 90 days after Mr. Thompson’s resignation. The Company has no further obligation to Mr. Thompson.
(7)
James M. Stanich resigned as President of the Company on April 23, 2002. Mr. Stanich will receive salary and benefit continuation for 18 months and a payment of approximately $70,000. In addition, 10,000 shares of restricted Company stock with a market value of $71,900 which would have vested in January 2003 were vested upon Mr. Stanich’s termination of employment. Mr. Stanich held no unvested options. All vested options expire 90 days after Mr. Stanich’s resignation. The Company has no further obligation to Mr. Stanich.

Option Grants During Fiscal Year Ended December 31, 2001

The following table sets forth certain information regarding grants of stock options made to the Named Executive Officers during the fiscal year ended December 31, 2001:

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
	Number of Shares Underlying Options	% of Total Options Granted to Employees in Fiscal Year Ended December 31,	Exercise Price	Expiration
Name	Granted (#)	2001	Per Share	Date	5% ($)	10% ($)
Charles S. Paul(2)	30,000	43%	$9.240	12-13-11	$174,330	$441,785
Paul W. Major(3)	40,000	57%	$25.527	06-15-11	$689,259	$1,702,350

(1)
Potential realizable values are based on assumed annual rates of return and are included pursuant to the rules of the Securities and Exchange Commission and do not represent a prediction of future stock price. Actual stock prices will vary from time to time based upon market factors and the Company’s financial performance. No assurance can be given that these appreciation rates will be achieved.

(2)
Options granted in 2001 became exercisable in 2001. The options have a term of ten years with an option exercise price equal to the fair market value of the Common Stock on the date of the grant, which was $9.240. Not included are 2,000 options granted to Mr. Paul in 2001 under the 1995 Director’s Equity Participation Plan before Mr. Paul was appointed Interim Chief Executive Officer on December 13, 2001.

(3)
Options granted in 2001 become exercisable in four equal installments beginning on January 1, 2002. The options have a term of ten years with an option exercise price equal to $25.527. The fair market value of the Common Stock on the date of the grant was $26.25.

Aggregated Option Exercises and Fiscal Year-End Option Value Table

The following table provides information related to the 2001 fiscal year-end value of unexercised options.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options At FY-End Exercisable/Unexercisable	Value of Unexercised In-the-money Options at FY-End Exercisable/Unexercisable(1)
Charles S. Paul(2)	—	—	30,000/—	$	—/—
James M. Stanich	—	—	57,500/12,500	$	—/—
Paul W. Major	—	—	5,000/45,000	$	—/—
Neil M. Miller	—	—	30,000/40,000	$	—/—
Scott S. Thompson	—	—	25,000/—	$	—/—

(1)	Calculated on the basis of the closing price per share of the Common Stock on the New York Stock Exchange of $8.87 on December 31, 2001, the last trading day in fiscal year 2001.
(2)
Does not include 16,000 options (of which 14,000 were exercisable at December 31, 2001) granted to Mr. Paul under the 1995 Director’s Equity Participation Plan prior to his becoming Interim Chief Executive Officer. These options have exercise prices of $10.94 through $31.50 per share.

Long-Term Incentive Plans—Awards Made in Last Fiscal Year

The following table provides information related to grants of shares of restricted stock, all of which shares are designated as long-term incentive awards, to each of the Named Executive Officers during the year ended December 31, 2001.

Name	Number of Shares, Units or Other Right(s)(1)	Performance or Other Period Until Maturation
Charles S. Paul(2)	—	—
Paul W. Major	40,000	(3)

(1)	Represents shares of restricted stock of the Company granted on June 15, 2001 pursuant to the Company’s 1997 Equity Participation Plan.
(2)
Does not include 500 shares of restricted stock of the Company granted to Mr. Paul in 2001 prior to his becoming Interim Chief Executive Officer pursuant to the Company’s 1995 Director’s Equity Participation Plan.

(3)
Twenty percent of such shares vest each January 1 beginning 2002 if the Company’s funds from operations for the preceding fiscal year exceed the funds from operations for the prior year by at least six percent. Vesting of restricted shares also is subject to the continued employment of the holder of such shares.

Employment Contracts

On January 15, 1997, the Company entered into employment agreements with Messrs. Major, Miller and Thompson. Mr. Thompson resigned from the Company on November 9, 2001. Each agreement provides for an initial term of three years which shall be automatically extended for an additional year on the expiration of the initial term and each anniversary thereafter unless earlier terminated pursuant to the terms of each agreement. Each of the agreements provides for a base salary which will be adjusted annually to reflect increases in the Consumer Price Index (“CPI”).

Upon entering into the employment agreements, Messrs. Major, Miller and Thompson received initial grants of shares of restricted stock. Each of the employment agreements provides for payment of bonus compensation upon the achievement of certain performance objectives set forth in such agreements or determined by the Compensation Committee. Each of the agreements also provides for additional stock options and restricted stock to be awarded at the discretion of the Compensation Committee.

On January 30, 1998, the Company entered into an employment agreement with James M. Stanich, pursuant to which Mr. Stanich was granted an annual base salary of $250,000 and an annual bonus of 40% of his base salary. In addition, the Company issued to Mr. Stanich 50,000 shares of restricted stock and 50,000 options to purchase shares of Common Stock. The base salary amount was adjusted annually to reflect increases in the CPI. James M. Stanich resigned as President of the Company on April 23, 2002. Mr. Stanich will receive salary and benefit continuation for 18 months and a payment of approximately $70,000. In addition, 10,000 shares of restricted Company stock with a market value of $71,900 which would have vested in January 2003 were vested upon Mr. Stanich’s termination of employment. Mr. Stanich held no unvested options. All vested options expire 90 days after Mr. Stanich’s resignation. The Company has no further obligation to Mr. Stanich.

Effective January 1, 1999, the Company extended the initial term of each employment agreement with Messrs. Miller and Thompson for an additional three years until December 31, 2002. As part of the employment extensions, the base salaries were increased to an annual rate of $120,000 for Mr. Miller and $175,000 for Mr. Thompson. In addition, each of Messrs. Miller and Thompson was granted 20,000 shares of restricted stock and options to purchase 20,000 shares of Common Stock. Mr. Thompson resigned November 9, 2001, at which time, the Company repurchased from him 8,000 shares of previously unvested restricted stock for consideration of $80. Mr. Thompson received a partial bonus payment of $30,000 for 2001. In addition, 6,000 shares of restricted Company stock with a market value of $60,240 which would have vested in January 2002 were vested upon Mr. Thompson’s termination of employment. Unvested options held by Mr. Thompson were forfeited and all vested options expired 90 days after Mr. Thompson’s resignation. The Company has no further obligation to Mr. Thompson.

Effective January 1, 2000, the Company extended the initial term of the employment agreement with Mr. Miller for one additional year until December 31, 2003. As part of Mr. Miller’s employment extension, his base salary has been increased to an annual rate of $175,000. In addition, Mr. Miller was granted 30,000 shares of restricted stock and options to purchase 40,000 shares of Common Stock.

Effective January 1, 2001, the Company extended the initial term of the employment agreement with Mr. Major for three additional years until January 15, 2004. As part of Mr. Major’s employment extension, his compensation was changed from a salary and commission structure to a salary and bonus structure. Mr. Major’s base salary was increased to an annual rate of $195,000 and a bonus of 40% of his base salary. In addition, Mr. Major was granted 40,000 shares of restricted stock and options to purchase 40,000 shares of Common Stock.

Each employment agreement includes provisions restricting the officers from competing, directly or indirectly, with the Company or the Operating Partnership during employment and, except in certain circumstances, for one year after termination of employment.

Each of the employment agreements provides for certain severance payments in the event of termination by the Company without cause, or by the employee with good reason. Severance payments generally included six months salary and benefit continuation and a prorata bonus.

The Company generally will have cause to terminate the employment of Messrs. Major and Miller if they: (1) engage in acts or omissions with respect to the Company which constitute intentional misconduct or a knowing violation of law; (2) personally receive a benefit in money, property or services from the Company or from another person dealing with the Company in violation of law; (3) breach their non-competition covenant with the Company; (4) breach their duty of loyalty to the Company; (5) engage in gross negligence in the performance of their duties; or (6) frequently and repeatedly fail to perform services that have been reasonably requested of them by the Company’s Board of Directors and which are consistent with the terms of the employment agreements.

Messrs. Major and Miller generally will have good reason to terminate their employment with the Company in the event of any reduction in their compensation without their consent, any material breach or default by the Company under the employment agreements or any substantial diminution in their respective duties.

The Board of Directors of the Company approved a resolution that commencing on November 1, 1999, David G. Price shall be paid an annual salary of $350,000 by the Company for the continued performance of his duties as Chairman of the Board of Directors. Mr. Price stopped receiving salary payments from the Company effective December 1, 2001.

Charles S. Paul was appointed Interim Chief Executive Officer on December 13, 2001. Mr. Paul is paid an annual salary of $360,000 by the Company for the performance of his duties as Interim Chief Executive Officer. Upon his appointment, Mr. Paul also received 30,000 options to purchase shares of the Company’s common stock at a price of $9.24 per share. These options are immediately exercisable and expire December 13, 2011.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised of Messrs. Cushman and Paul. Mr. Cushman is not, and has not been an officer or employee of the Company or any of its subsidiaries. Mr. Paul became Interim Chief Executive Officer in December, 2001. Neither has had a direct or indirect interest in any transaction or series of transactions with the Company or any of its subsidiaries where the amount involved exceeds $60,000 except for salary compensation paid to Mr. Paul in connection with his position as Interim Chief Executive Officer. Neither is or has been a director or member of the compensation committee of another entity, one of whose executive officers serves or has served on the Compensation Committee of the Company. And, neither is or has been a member of the compensation committee of another entity, one of whose executive officers is or has been a director of the Company. For a description of the background of each of these individuals, see “DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.”

Mr. Stanich, who served as President of the Company from January 30, 1998 until his resignation on April 23, 2002, was a director of AGC through November 21, 2001. Mr. Sause, a director of the Company from April 1993 until his resignation in December 2001, has been an executive officer and director of AGC since April 1997. Mr. Stanich together with his wife owns approximately 3.38% of the outstanding common stock of AGC.

BOARD OF DIRECTORS COMPENSATION COMMITTEE REPORT
ON EXECUTIVE COMPENSATION

The following report and the Stock Performance Graph shall be deemed not to be incorporated by reference by any general statement incorporating by reference this 10 K/A into any filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such Acts.

Compensation and benefit practices of the Company are established and governed by the Compensation Committee, which is made up of two Independent Directors. The Compensation Committee is chartered to establish the general compensation policy of the Company, to review and approve compensation of the executive officers of the Company and to administer all of the Company’s employee benefit plans. The Compensation Committee reviews the Company’s overall compensation program to assure that it (i) is reasonable and consistent with competitive practices, (ii) adequately recognizes performance, and (iii) meets the Company’s overall compensation and business objectives.

Compensation Philosophy

The primary focus of the Company’s compensation program is to create value for stockholders. The Compensation Committee attempts to promote desired financial and operational results by attracting, motivating and assisting in the retention of key employees with outstanding ability. In addition, the compensation program is designed to promote teamwork, initiative and resourcefulness on the part of key employees whose performance and responsibilities directly affect the Company’s profits. In this regard, the compensation program is designed to balance short and long-term incentive compensation to achieve desired results and above all to pay for performance.

The Company is not allowed a deduction for certain compensation paid to certain executive officers in excess of $1 million, except to the extent such excess constitutes performance-based compensation. The Compensation Committee considers its primary goal to design compensation strategies that further the best interests of the Company and its stockholders. To the extent not inconsistent with that goal, the Compensation Committee will attempt where practical to use compensation policies and programs that preserve the deductibility of compensation expenses.

Compensation Mix

The Company’s executive compensation is based on three components designed in each case to accomplish the Company’s compensation philosophy.

Base Salary.    Salaries for executives are reviewed by the Compensation Committee on an annual basis and may be increased based upon an assessment of the individual’s contributions to the asset and financial growth of the Company as well as competitive pay levels. The Compensation Committee generally targets base salary levels at the market median of salaries paid by other publicly-traded real estate investment trusts (“REIT”), with a desire to reward excellent results with incentive compensation consistent with the Company’s pay-for-performance philosophy.

Base salary levels for the Company’s executive officers for 2001 approximated the market median. The Compensation Committee has reviewed the base salary for each of the executive officers for 2001 and believes that such compensation is reasonable in view of the Company’s performance and the contribution of those officers to that performance. The increase in base salary experienced by Messrs. Stanich, Thompson and Miller in 2001 represented a cost-of-living increase provided for in their employment agreements. Effective January 1, 2001, the Company extended the initial term of the employment agreement with Mr. Major for three additional years until January 15, 2004. As part of Mr. Major’s employment extension, his compensation was changed from a salary and commission structure to a salary and bonus structure. Mr. Major’s base salary was increased to an annual rate of $195,000 and a bonus of 40% of his base salary.

Annual Cash Incentive Awards.    Annual cash bonus incentive awards generally are designed to protect stockholder interests by establishing a performance target (the “Performance Target”) which must be satisfied before any awards are paid to executive officers. The Performance Target is based on increases in funds from operations and, in the case of the Company’s President, the acquisitions made by the Company. To establish the Performance Target, the Compensation Committee sets goals for such criteria at the beginning of each year at a level considered to provide stockholders with an acceptable rate of return. In addition to satisfying the Performance Target, bonus awards also are based on personal performance measured by the extent to which personal goals are achieved.

A target award is established for each officer based on the level of his or her position and on competitive practices. The Compensation Committee approves each officer’s target award. The target award is expressed as a percentage of salary and as a corresponding dollar amount. No award can exceed 50% of an officer’s base salary. The Performance Target approved by the Compensation Committee was achieved in 2001. See “Executive Compensation—Summary Compensation Table.”

Stock Options and Restricted Stock.    The Compensation Committee may grant stock options, restricted common stock and performance awards to executives and other key employees of the Company pursuant to the 1997 Equity Participation Plan. In determining the grants of stock options, restricted stock and performance awards, the Compensation Committee takes into account, among other things, the competitive practice in the REIT industry, the respective scope of responsibility and the anticipated performance requirements and contributions to the Company of each proposed award recipient. Stock options, restricted stock and performance awards are designed to align the interest of executives with those of the stockholders. The Compensation Committee believes that significant equity interests in the Company held by the Company’s management serve to retain and motivate management.

President.    James M. Stanich was appointed on January 30, 1998 as President of the Company. The Company entered into an employment agreement with Mr. Stanich pursuant to which the Company granted Mr. Stanich an annual base salary of $250,000 and an annual bonus of 40% of his base salary. In addition, the Company issued Mr. Stanich 50,000 shares of the Company’s restricted stock and 50,000 options to purchase shares of the Common Stock. The base salary amount was adjusted annually to reflect increases in the CPI. James M. Stanich resigned as President of the Company on April 23, 2002. Mr. Stanich will receive salary and benefit continuation for 18 months and a payment of approximately $70,000. In addition, 10,000 shares of restricted Company stock with a market value of $71,900 which would have vested in January 2003 were vested upon Mr. Stanich’s termination of employment. Mr. Stanich held no unvested options. All vested options expire 90 days after Mr. Stanich’s resignation. The Company has no further obligation to Mr. Stanich.

Interim Chief Executive Officer.    Charles S. Paul was appointed on December 13, 2001. Mr. Paul will be paid an annual salary of $360,000 by the Company for the performance of his duties as Interim Chief Executive Officer. Mr. Paul also received 30,000 options to purchase shares of the Company’s common stock at a price of $9.24 per share. These options are immediately exercisable and expire December 13, 2011.

Co	mpensation Committee

Joh	n C. Cushman, III
Ch	arles S. Paul

Santa Monica, California
April 24, 2002

STOCK PERFORMANCE GRAPH

The graph below compares cumulative total return of the Company, the S&P 500 Index and the NAREIT Equity REIT Total Return Index from December 31, 1996 to December 31, 2001. The comparison assumes $100 was invested on December 31, 1996 in the Common Stock and each of the foregoing indices and assumes reinvestment of dividends before consideration of income taxes.

The stock performance depicted in the above graph is not necessarily indicative of future performance. The Stock Performance Graph shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulations 14A or 14C or to the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that such information be treated as soliciting material or specifically incorporates them by reference into a filing under the Securities Act or the Exchange Act.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the close of business on April 24, 2002, the Company had outstanding 13,121,148 shares of Common Stock. The following table sets forth information as to the number of shares of Common Stock beneficially owned as of April 24, 2002, by (i) each person known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities, (ii) each director of the Company, (iii) the Chief Executive Officer and other Named Executive Officers and (iv) the Company’s directors and executive officers as a group.

Name of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned(2)		Percentage of Outstanding Shares Of Common Stock
David G. Price	1,691,290	(3)	11.7%
Dallas P. Price	1,691,089	(4)	11.7%
John C. Cushman, III	29,552	(5)	*
Bruce Karatz	19,758	(6)	*
Paul W. Major	102,113	(7)	*
Neil M. Miller	110,500	(8)	*
Charles S. Paul	70,500	(9)	*
James M. Stanich	140,000	(10)	*
Cliffwood Partners, LLC and affiliated entities	1,177,500	(11)	9.0%
Farallon Capital Management, LLC, Farallon Partners, LLC and affiliated entities	1,030,300	(12)	7.9%
All directors and executive officers as a group (7 persons)	2,163,713		14.8%

*	Less than 1% of outstanding shares of Common Stock.
(1)	Unless otherwise indicated, the address for each named person is c/o National Golf Properties, Inc., 2951 28th Street, Suite 3001, Santa Monica, California 90405.
(2)
For purposes of this Proxy Statement, beneficial ownership of securities is defined in accordance with the rules of the Securities and Exchange Commission and means generally the power to vote or exercise investment discretion with respect to securities, regardless of any economic interests therein. Except as otherwise indicated, the Company believes that the beneficial owners of shares of Common Stock listed below have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(3)
Includes 354,938 shares of Common Stock owned of record by the David G. Price Trust, of which David G. Price is the sole trustee and 1,336,352 shares of Common Stock issuable upon exchange of 1,336,352 OP Units which Mr. Price may be deemed to beneficially own. Does not include 405,882 shares of Common Stock which Mr. Price may be deemed to beneficially own as a result of units held by the Dallas P. Price Charitable Lead Trust #1 benefiting the Museum of Contemporary Art, Los Angeles for which he is the sole trustee. Does not include 75,000 shares of Common Stock as to which Mr. Price has shared voting and shared dispositive power which are owned directly by Oaks Christian High School, of which Mr. Price is a member of the Board of Trustees. Mr. Price disclaims beneficial ownership of such shares. Does not include 2,234,699 shares of Common Stock issuable upon exchange of an additional 2,234,699 OP Units which may be deemed to be beneficially owned by Mr. Price and which presently are not entitled to be exchanged pursuant to the terms of the OP Partnership Agreement. Exchange of any of the OP Units beneficially owned by Mr. Price also is subject to the ownership limit contained in the Company’s Articles of Incorporation (the “Ownership Limit”), which prohibits the actual or constructive ownership of more than 9.8% of the outstanding shares of Common Stock by any person. Without regard to the Ownership Limit, the limitation on the exchange of OP Units contained in the OP Partnership Agreement and any other contractual limitations and assuming the exchange of all the OP Units deemed beneficially owned by Mr. Price, the total amount and percentage of shares owned as of April 24, 2001 would be 3,925,989 shares of Common Stock and 23.5%, respectively.

(4)
Includes 354,737 shares of Common Stock owned of record by the Dallas P. Price Trust, a revocable trust, of which Dallas P. Price is the sole trustee, 1,336,352 shares of Common Stock issuable upon exchange of 1,336,352 OP Units which Dallas P. Price may be deemed to beneficially own. Does not include 75,000 shares of Common Stock as to which Ms. Price has shared voting and shared dispositive power which are owned directly by Oaks Christian High School, of which Ms. Price is a member of the Board of Trustees. Ms. Price disclaims beneficial ownership of such shares. Does not include 1,728,818 shares of Common Stock issuable upon exchange of an additional 1,728,818 OP Units which may be deemed to be beneficially owned by Dallas P. Price and which presently are not entitled to be exchanged pursuant to the terms of the OP Partnership Agreement. Exchange of any of the OP Units beneficially owned by Dallas P. Price also is subject to the Ownership Limit contained in the Company’s Articles of Incorporation. Without regard to the Ownership Limit, the limitation on the exchange of OP Units contained in the OP Partnership Agreement and any other contractual limitations and assuming the exchange of all the OP Units deemed beneficially owned by Dallas P. Price, the total amount and percentage of shares owned as of April 24, 2002 would be 3,419,907 and 21.1%, respectively. Dallas P. Price is the former wife of David G. Price, Chairman of the Board of Directors of the Company.

(5)
Includes 2,500 shares of Common Stock which include voting rights but that are subject to forfeiture and various other restrictions and 14,000 shares of Common Stock issuable upon exercise of options that presently are exercisable and 3,052 shares of Common Stock that are held in the Company’s deferred compensation plan and excludes 2,000 shares of Common Stock subject to options that are not exercisable within 60 days.

(6)
Includes 2,500 shares of Common Stock which include voting rights but are subject to forfeiture and various other restrictions and 14,000 shares of Common Stock issuable upon exercise of options that are presently exercisable and 3,258 shares of Common Stock that are held in the Company’s deferred compensation plan and excludes 2,000 shares of Common Stock subject to options that are not exercisable within 60 days.

(7)
Includes 32,000 shares of Common Stock that Mr. Major is entitled to vote but that are subject to forfeiture upon termination of his employment and various other restrictions and 15,000 shares of Common Stock issuable upon the exercise of options that presently are exercisable and 47,000 shares of Common Stock that are held in the Company’s deferred compensation plan and excludes 30,000 shares of Common Stock subject to options that are not exercisable within 60 days.

(8)
Includes 26,000 shares of Common Stock that Mr. Miller is entitled to vote but that are subject to forfeiture upon termination of his employment and various other restrictions and 45,000 shares of Common Stock issuable upon exercise of options that presently are exercisable and 24,500 shares of Common Stock that are held in the Company’s deferred compensation plan and excludes 25,000 shares of Common Stock subject to options that are not exercisable within 60 days.

(9)
Includes 2,500 shares of Common Stock which include voting rights but are subject to forfeiture and various other restrictions and 44,000 shares of Common Stock issuable upon exercise of options that are presently exercisable and excludes 2,000 shares of Common Stock subject to options that are not exercisable within 60 days.

(10)
Includes 54,000 shares of Common Stock that are held in the Company’s deferred compensation plan and 70,000 shares of Common Stock issuable upon exercise of options that presently are exercisable or are exercisable within 60 days.

(11)
This information is based on a schedule 13D Amendment filed with the SEC on March 20, 2002, reporting the shares of the Company’s Common Stock that may be deemed to be beneficially owned by various Cliffwood-affiliated persons and entities, as follows. As the general partner of each of the Cliffwood partnerships listed below, CBT Advisory Group, Tash Partners, L.P., Cliffwood Partners, L.P. and Cliffwood Partners, L.L.C., were reported to have shared voting and dispositive power with respect to the aggregate 1,177,500 shares owned by: Cliffwood Select Equity Fund, L.P. (171,200 shares), Cliffwood Select Equity Fund II, L.P. (242,700 shares), Cliffwood Select Equity Fund, Ltd. (114,500 shares), Cliffwood Value Equity Fund, L.P. (333,200 shares), Cliffwood Equity Fund, L.P. (29,000 shares), Cliffwood Real Estate Equity Fund, Ltd. (53,900 shares), and Cliffwood Partners, L.L.C. (233,000 shares).

The address for the Cliffwood-affiliated persons and entities is 11726 San Vicente Boulevard Suite 600, Los Angeles, CA 90049.
(12)
This information is based on a schedule 13D Amendment filed with the SEC on April 3, 2002, reporting the shares of the Company’s Common Stock that may be deemed to be beneficially owned by various Farallon-affiliated persons and entities, as follows. As the general partner of each of the Farallon partnerships listed below, Farallon Partners, L.L.C. (“FPLLC”), was reported to have shared voting and dispositive power with respect to the aggregate 555,800 shares owned by: Farallon Capital Partners, L.P. (251,600 shares), Farallon Capital Institutional Partners, L.P. (255,800 shares), Farallon Capital Institutional Partners II, L.P. (18,300 shares), Farallon Capital Institutional Partners III, L.P. (19,500 shares) and Tinicum Partners, L.P. (10,600 shares).

By virtue of investment management agreements between Farallon Capital Management, L.L.C., a registered investment adviser (“FCMLLC”), and various managed accounts, FCMLLC was reported to have shared voting and dispositive power with respect to the aggregate 474,500 shares held by such accounts. The individual reporting persons (Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamel, Andrew B. Fremder, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Meridee A. Moore, Thomas F. Steyer and Mark C. Wehrly), who are managing members of both FPLLC and FCMLLC, were reported to have shared voting and dispositive power with respect to all of the 1,030,300 shares held by all such partnerships and managed accounts. FPLLC, FCMLLC and their individual managing members disclaim beneficial ownership of such shares. The address for Farallon-affiliated persons and entities is One Maritime Plaza, San Francisco, CA 94111.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, the Operating Partnership entered into one lease with AGC (an affiliate of David G. Price, the Chairman of the Board of Directors of the Company) with respect to one golf course. The lease described above is in addition to the 91 existing leases at December 31, 2001, between the Operating Partnership and AGC that were entered into in prior years. In 2001, the annual rent payable under the new lease (on an annualized basis) was approximately $1.3 million. The annual rent payable under all leases with AGC was approximately $109.2 million excluding straight-line rent of approximately $2.5 million which is not currently payable. During 2001, the Operating Partnership terminated ten leases with AGC in conjunction with the sale of the associated golf courses. The terms of all leases between the Operating Partnership and AGC are substantially similar (other than the amount of rent payments thereunder), and pursuant to the Company’s Bylaws, the terms of all such leases and any terminations thereof were approved by the Independent Committee prior to entering into or terminating the leases. David G. Price owns approximately 35.7% of the outstanding common stock of AGC. James M. Stanich, a director of the Company, together with his wife owns approximately 3.38% of the outstanding common stock of AGC. AGC is not in compliance with the terms of the Leases due to its failure to be fully current in its rental payments to the Company. See “Tenant and Leases” in Item 1 for a more complete description of AGC, the Leases and rental payments. The Operating Partnership has one lease with GE (an affiliate of David G. Price) with respect to two golf courses at one location. The lease described above between the Operating Partnership and GE was entered into prior to 2001. In 2001, the annual rent payable excluding straight-line rent of approximately $391,000 which is not currently payable under the lease with GE was approximately $4.6 million. The terms of the lease between the Operating Partnership and GE are substantially similar (other than the amount of rent payments thereunder) to leases between the Operating Partnership and AGC, and pursuant to the Company’s Bylaws, the terms of such lease were approved by the Independent Committee prior to entering the lease. David G. Price and Dallas P. Price each own 50% of the outstanding common stock of GE. See “Tenant and Leases” in Item 1 for a more completed discussion of GE, the Lease and rental payments.

During 2001, the Company funded approximately $17.1 million of capital improvement projects. Of this amount, approximately $15.3 million was paid directly to AGC in the form of cost reimbursements. The remaining $1.8 million in capital improvement expenditures incurred by AGC was offset against other amounts owed by AGC to the Company. These amounts included percent rent due of approximately $1.2 million and operational prorations related to properties sold of approximately $542,000. In addition, during 2001, AGC reimbursed the Company for approximately $449,000 of sales tax, and the Company paid to AGC approximately $255,000 as lease termination fees related to excess land sales.

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

On March 29, 2002, the Company entered into a definitive merger and reorganization agreement with AGC and certain of AGC’s affiliates, including GE and European Golf, L.L.C. The transaction, which is subject to approval of the Company’s stockholders, lenders to the Company and to AGC and common and preferred unit holders of the Operating Partnership, is further detailed in “Recent Developments” in Item 1.

Also on March 29, 2002, the Company entered into a voting agreement with each of David G. Price and Dallas P. Price in connection with the contemplated combination of the Company and AGC. The voting agreement was filed as an exhibit to Schedule 13D/A for each of David G. Price and Dallas P. Price filed on April 14, 2002.

The Company leases approximately 5,100 square feet of commercial office space for use as its corporate headquarters. Prior to April 30, 2001, the Company leased this office space from 2951 Company LLC, a California limited liability company of which David G. Price is a majority owner and James M. Stanich together with his wife owns one percent. On April 9, 2001, the lease was amended such that the lease term, which previously was to expire on November 30, 2008, expires on December 31, 2002 with an option to extend the lease for and additional two-year term. On April 30, 2001, the building was sold to Spieker Properties, Inc., a non-affiliate, which assumed the lease from 2951 Company LLC. The Company made rent payments to 2951 Company LLC of approximately $34,000 in 2001.

Edward R. Sause entered into a consulting agreement with the Company on April 30, 1997 following his resignation as an officer of the Company. Pursuant to such agreement, Mr. Sause agreed to provide consulting services on an as-needed basis to the Company in connection with capital raising, budgeting, financial reporting, acquisitions, corporate governance and strategic planning. Mr. Sause is paid $200 per hour for the consulting services he provides pursuant to such agreement. Mr. Sause has not been paid any consideration under such agreement, but is owed approximately $29,500, $28,000, $50,000, $52,200 and $43,400 for consulting services rendered in 2001, 2000, 1999, 1998 and 1997, respectively. Upon resigning as an officer of the Company in April 1997, Mr. Sause became an officer and director of AGC. Mr. Sause served as a director of the Company from April 1993 until his resignation in December 2001.

On April 30, 1997, David G. Price and Paul W. Major entered into an agreement pursuant to which Mr. Price granted to Mr. Major an option to purchase shares of AGC’s common stock owned by Mr. Price which, subject to certain vesting requirements (including full vesting in the event of a sale or certain other corporate transactions involving AGC), enables Mr. Major to receive shares of AGC’s common stock as compensation for services rendered by Mr. Major to the Operating Partnership. In January 1998, Mr. Price and Mr. Major agreed to cancel one-third of such options in exchange for a payment by Mr. Price to the Operating Partnership, a portion of which Mr. Major elected to defer pursuant to the terms of the Company’s Deferred Compensation Plan. This agreement expired in December 2001.

James M. Stanich was employed and compensated by both the Operating Partnership and the Company until his resignation on April 23, 2002. The Company believes that the allocation of his compensation between the Company and the Operating Partnership reflects the services provided by him with respect to each entity.

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