Form 10-Q
period 2002-03-31
NATIONAL GOLF PROPERTIES INC
filed 2002-05-15
CIK 905897

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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
        Yes  X         No
             --------     ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

13,121,148 shares of common stock, $.01 par value, as of May 8, 2002

                         NATIONAL GOLF PROPERTIES, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                          Page
Part I.        Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheets of National Golf Properties,  Inc. as of
               March 31, 2002 and December 31, 2001                                          3

               Consolidated Statements of Operations of National Golf Properties,
               Inc. for the three months ended March 31, 2002 and 2001                       4

               Consolidated Statements of Cash Flows of National Golf Properties,
               Inc. for the three months ended March 31, 2002 and 2001                       5

               Notes to Consolidated Financial Statements                                    6

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                        16

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   23

Part II.       Other Information                                                            25

                          Part I. Financial Information

Item 1.  Financial Statements

                         NATIONAL GOLF PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                  (Unaudited, in thousands, except share data)

                                                                          March 31,      December 31,
                                                                            2002             2001
                                                                        ------------     ------------
                                     ASSETS
                                     ------
Property
     Land                                                               $     71,699     $     71,699
     Buildings                                                               202,313          202,387
     Ground improvements                                                     347,660          347,586
     Furniture, fixtures and equipment                                        38,650           38,650
     Leasehold rights                                                         23,186           23,643
     Construction in progress                                                 22,766           20,244
                                                                        ------------     ------------
                                                                             706,274          704,209
     Less: accumulated depreciation                                         (170,444)        (163,617)
                                                                        ------------     ------------
          Net property                                                       535,830          540,592
Property held for sale, net                                                   93,123          110,781
Cash and cash equivalents                                                     39,469           63,445
Mortgage notes receivable                                                     15,442           15,442
Investment in joint venture                                                    6,549            6,606
Due from affiliate                                                            14,240                -
Other assets, net                                                             33,511           29,358
                                                                        ------------     ------------
          Total assets                                                  $    738,164     $    766,224
                                                                        ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Notes payable                                                           $    448,793     $    484,452
Accounts payable and other liabilities                                        18,155           14,099
Due to affiliate                                                                   -            3,297
                                                                        ------------     ------------
          Total liabilities                                                  466,948          501,848

Minority interest                                                            166,333          163,864

Commitments and contingencies (Note 8)

Stockholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares
        authorized - none issued                                                   -                -
     Common stock, $.01 par value, 40,000,000 shares
        authorized, 13,121,148 shares issued and
        outstanding at March 31, 2002 and
        December 31, 2001                                                        131              131
     Additional paid in capital                                              106,870          102,763
     Unamortized restricted stock compensation                                (2,118)          (2,382)
                                                                        ------------     ------------
          Total stockholders' equity                                         104,883          100,512
                                                                        ------------     ------------
          Total liabilities and stockholders' equity                    $    738,164     $    766,224
                                                                        ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per share amounts)

                                                                     For the three            For the three
                                                                     months ended             months ended
                                                                    March 31, 2002           March 31, 2001
                                                                    --------------           --------------
Revenues:
     Rent from affiliates                                           $       27,686           $       28,376
     Rent                                                                      186                      319
     Equity in income from joint venture                                       137                      123
                                                                    --------------           --------------
         Total revenues                                                     28,009                   28,818
                                                                    --------------           --------------
Expenses:
     General and administrative                                              1,303                    1,331
     Operating expenses                                                        398                        -
     Restructuring costs                                                     1,392                        -
     Depreciation and amortization                                           7,284                    9,806
     Impairment loss                                                           461                        -
                                                                    --------------           --------------
         Total expenses                                                     10,838                   11,137
                                                                    --------------           --------------

     Operating income                                                       17,171                   17,681

Other income (expense):
     Interest income                                                           547                      352
     Gain on sale of properties                                              1,474                        -
     Other income (expense)                                                    (24)                      14
     Interest expense                                                       (9,936)                  (9,940)
                                                                    --------------           --------------
Income before minority interest                                              9,232                    8,107
Income applicable to minority interest                                      (4,922)                  (4,581)
                                                                    --------------           --------------

Net income                                                          $        4,310           $        3,526
                                                                    ==============           ==============


Basic earnings per share                                            $         0.33           $         0.28
Weighted average number of shares                                           13,018                   12,693

Diluted earnings per share                                          $         0.33           $         0.27
Weighted average number of shares                                           13,121                   13,007

Distribution declared per common share outstanding                  $            -           $         0.46

The accompanying notes are an integral part of these consolidated financial statements.

                         NATIONAL GOLF PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Unaudited, in thousands)

                                                                           For the three             For the three
                                                                            months ended              months ended
                                                                           March 31, 2002            March 31, 2001
                                                                           --------------            --------------
Cash flows from operating activities:
     Net income                                                            $        4,310            $        3,526
     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation and amortization                                              7,284                     9,806
         Amortization of loan costs                                                 1,211                       350
         Amortization of restricted stock                                             264                       333
         Minority interest in earnings                                              4,922                     4,581
         Distributions from joint venture, net
          of equity in income                                                          57                        97
         Gain on sale of properties                                                (1,474)                        -
         Impairment loss                                                              461                         -
         Straight-line rent                                                          (437)                     (718)
         Changes in assets and liabilities:
              Other assets                                                         (2,804)                     (339)
              Accounts payable and other liabilities                                1,482                     4,280
              Due from/to affiliate                                               (18,896)                     (750)
                                                                           --------------            --------------
                  Net cash (used in) provided by operating activities              (3,620)                   21,166
                                                                           --------------            --------------
Cash flows from investing activities:
     Proceeds from sale of available-for-sale securities                                -                       200
     Purchase of property and related assets                                            -                    (6,025)
     Proceeds from sale of property and related assets                             17,267                         -
                                                                           --------------            --------------
                  Net cash provided by (used in) by investing activities           17,267                    (5,825)
                                                                           --------------            --------------

Cash flows from financing activities:
     Principal payments on notes payable                                          (35,728)                  (13,182)
     Proceeds from notes payable                                                        -                     9,000
     Loan costs                                                                    (1,895)                        -
     Proceeds from stock options exercised                                              -                       295
     Cash distributions                                                                 -                    (5,904)
     Limited partners' cash distributions                                               -                    (5,747)
                                                                           --------------            --------------
                  Net cash used by financing activities                           (37,623)                  (15,538)
                                                                           --------------            --------------

Net (decrease) in cash and cash equivalents                                       (23,976)                     (197)
Cash and cash equivalents at beginning of period                                   63,445                     1,528
                                                                           --------------            --------------
Cash and cash equivalents at end of period                                 $       39,469            $        1,331
                                                                           ==============            ==============

Supplemental cash flow information:
     Interest paid                                                         $        8,309            $        6,027
     Taxes paid                                                            $          109            $           51

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

                         NATIONAL GOLF PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)  Organization and Summary of Significant Accounting Policies
     -----------------------------------------------------------

       National Golf Properties, Inc. (the "Company") owns all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the "Operating Partnership"), pursuant to its 63.9% ownership of the common units of partnership interest in the Operating Partnership ("Common Units"). Unless the context otherwise requires, all references to the Company's business and properties include the business and properties of the Operating Partnership. On March 29, 2002, the Company entered into a definitive merger and reorganization agreement with American Golf Corporation ("AGC") and certain of AGC's affiliates, pursuant to which the Company and AGC will become subsidiaries of a newly formed holding company. The merger and reorganization agreement is filed as an exhibit to the Company's 8-K dated April 1, 2002. In the event the transaction is not completed (or is materially delayed), there may be serious adverse consequences on the financial condition and operations of both the Company and AGC. In order to maintain its qualification as a Real Estate Investment Trust ("REIT") for federal income tax purposes, the Company has had to make substantial distributions to its stockholders. The Company will no longer be a REIT if its business combination with AGC and certain of AGC's affiliates is consummated, and thus would no longer be required by law to make distributions. On February 8, 2002, the Company announced that it was suspending dividend payments on it Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Company and the Operating Partnership intend to review future dividend and distributions decisions on a quarterly basis.

       The consolidated financial statements include the accounts of the Company and the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

       The accompanying consolidated financial statements for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

       Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the "SEC"). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K and Form 10-K/A for the year ended December 31, 2001.

       The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended March 31, 2002 and 2001 were 102,750 and 313,409, respectively.

(2)  Property Sales and Property Held for Sale
     -----------------------------------------

       For the three months ended March 31, 2002, the Company sold six golf courses, listed below, for approximately $18.7 million. The Company received net cash proceeds of approximately $17.2 million. As of March 31, 2002, $12.8 million of such proceeds were held in escrow accounts for Internal Revenue Code (the "Code") section 1031 exchange transactions.

       On January 10, 2002, the Company entered into an agreement with AGC, the Company's primary tenant, whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for terminating leases associated with ten golf courses sold in 2001. The Company also recognized approximately $7.4 million of lease termination fees associated with asset sales in the three months ended March 31, 2002 which are payable by AGC. The aforementioned $15.9 million of lease termination charges have been included in the gain on sale, however the Company has fully reserved this amount due from AGC. See Note 7 for a discussion regarding AGC.

                                      Sales
                                      -----

            Sale Date              Course Name                          Location            Net Gain/(Loss)
            ---------              -----------                          --------            ---------------
                                                                                                on Sale
                                                                                                -------
                                                                                             (in thousands)
            1/11/02   The Golf Club at Paw Creek               Charlotte, North Carolina        $     5
            2/13/02   Carolina Shores Golf & Country Club      Calabash, North Carolina               7
            2/13/02   Oakridge Country Club                    Garland, Texas                       580
            2/25/02   Creekside Golf Club                      Salem, Oregon                         49
            2/26/02   Heather Ridge Country Club               Aurora, Colorado                     897
            2/28/02   Red Mountain Ranch Country Club          Mesa, Arizona                        (64)
                                                                                                -------
                       Net Gain                                                                 $ 1,474
                                                                                                =======

         As of March 31, 2002, 25 properties were classified as held for sale. The Company recognized an additional impairment loss of approximately $461,000 in the net carrying value of one property held for sale in the three months ended March 31, 2002. Rental income recognized on the 25 properties held for sale was approximately $4.5 million in the three months ended March 31, 2002.

         The carrying value of property held for sale at March 31, 2002 was as follows:

                                                                                         March 31,   December 31,
                                                                                           2002          2001
                                                                                         ---------    ---------
                                                                                             (in thousands)
               Property held for sale
                  Land                                                                   $  13,602    $  15,932
                  Buildings                                                                 32,585       43,032
                  Ground improvements                                                       67,520       78,713
                  Furniture, fixtures and equipment                                          6,478        9,155
                  Leasehold rights                                                           1,959        1,959
                  Construction in progress                                                   4,543        4,960
                                                                                         ---------    ---------

                                                                                           126,687      153,751
                  Less: accumulated depreciation                                           (33,802)     (43,208)
                                                                                         ---------    ---------

                       Subtotal                                                             92,885      110,543
                  Goodwill                                                                     238          238
                                                                                         ---------    ---------

                       Net property held for sale                                        $  93,123    $ 110,781
                                                                                         =========    =========

                  Straight-lined rent                                                    $   2,706    $   2,580
                                                                                         =========    =========


(3)  Lease Rental Agreements
     -----------------------

         GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be recognized on a straight-line basis. For the three months ended March 31, 2002 and 2001, the straight-lining of rent resulted in additional rent revenue of approximately $437,000 and $718,000, respectively.

(4)  Notes Payable
     -------------

         The Company currently has an unsecured credit facility with a group of lenders led by Bank One (the "Lenders"). The credit facility originally consisted of (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "Credit Facility"). As of March 31, 2002 the outstanding balances of the Revolver and the Term Note were approximately $176,084,000 and $86,281,000, respectively.

         The Company's Credit Facility requires AGC, the Company's primary lessee, to maintain a certain fixed charge coverage ratio and to be in compliance with AGC's debt instruments. For the quarter ended March
         31, 2002, AGC had not achieved such ratio and also was not in compliance with certain provisions of AGC's debt instruments and, accordingly, the Company was not in compliance with the Credit Facility. On February 8, 2002, the Company entered into a forbearance agreement with certain of its Lenders on account of the defaults under the Credit Facility. Under the forbearance agreement, the Lenders agreed to forbear from exercising certain of their remedies under the Credit Facility in connection with these defaults for a period ending March 29, 2002, and the Company repaid $20 million of the principal balance outstanding under the Credit Facility. On March 29, 2002, the Company entered into an amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to certain conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending April 30, 2002 and (ii) extend the maturity of the Revolver until April 30, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced to $176.1 million at March 29, 2002. On April 30, 2002, the Company entered into a second amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to substantially similar conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending May 15, 2002 and (ii) extend the maturity of the Revolver until May 15, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced to $169.7 million at April 30, 2002. The Company is in discussions with the lenders to extend the maturity of its borrowings under the Credit Facility. There can be no assurance as to the outcome of these discussions. There were outstanding advances of $262.4 million and $298 million under the Credit Facility as of March 31, 2002 and December 31, 2001, respectively.

         Some of the Company's debt instruments contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of March 31, 2002, the outstanding balances of such instruments for the Company were $154.3 million.

         If the default or cross-default provisions are enforced by the Lenders, or other holders of the Company's debt instruments, the Company could experience a material adverse effect on its financial condition.

         Two of AGC's debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarter ended March 31, 2002, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC's debt instruments. AGC was also not in compliance with certain covenants in these debt instruments for the quarters ended June 30, September 30 and December 31, 2001. On March 8, 2002, AGC entered into a forbearance agreement with one lender under its credit facility, which remained in effect through March 29, 2002. Under the terms of the forbearance agreement, AGC repaid $1,862,000 of the principal balance. Additionally, the revolving credit facility was permanently reduced from $50,000,000 to $48,134,000. The outstanding balance under AGC's credit facility came due on March 29, 2002 (the date of expiration of the forbearance agreement) and AGC is in discussions with the lender regarding this maturity. AGC is also in discussions with the lenders under each of the debt instruments regarding the aforementioned default and non-compliance. There can be no assurance as to the outcome of these discussions.

         In addition to the two debt instruments referred to above, certain equipment operating leases of AGC and debt instruments on an AGC subsidiary contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of March 31, 2002, the outstanding balances of such debt instruments for AGC and its subsidiary were approximately $13.3 million.

         If the default or cross-default provisions are enforced by AGC's and its subsidiary's lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company's primary lessee, could have a material adverse effect on the Company's financial condition. There can be no assurance that AGC will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that AGC's lenders will grant waivers of any inability of AGC to meet these provisions or any cross-default occurring as a result of such provisions.


(5)  Pro Forma Financial Information
      -------------------------------

         The pro forma financial information set forth below is presented as if the 2002 property sales (Note 2) had been consummated prior to January 1, 2001.

         The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the sales had been consummated prior to January 1, 2001, nor is it indicative of the results of operations for future periods.

                                                        For the three months
         (In thousands, except per share amounts)          ended March 31,
         ----------------------------------------          ---------------
                                                        2002             2001
                                                        ----             ----
         Revenues from rental property               $27,362           $ 27,760
         Net income                                  $ 3,940           $  4,105
         Basic earnings per share                    $  0.30           $   0.32
         Diluted earnings per share                  $  0.30           $   0.32

         The pro-forma financial information includes the following adjustments:
         (i) a decrease in rent from affiliates in 2002 and 2001; (ii) a decrease in depreciation expense in 2002 and 2001; (iii) the elimination of the gain on sale of properties in 2002; and (iv) a decrease in interest expense in 2002 and 2001.

(6)  Statement of Cash Flows - Supplemental Disclosures
     --------------------------------------------------

         Non-cash transactions for the three months ended March 31, 2002 include approximately $2.6 million in golf course improvements accrued by the Company but not paid, and approximately $1.2 million in operational prorations due to the Company on properties sold during the quarter.

         On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for terminating leases associated with ten golf courses sold in 2001. The Company recognized approximately $7.4 million of lease termination fees associated with asset sales in the three months ended March 31, 2002 which are payable by AGC. The aforementioned $15.9 million of lease termination charges have been included in the gain on sale, however the Company has fully reserved this amount due from AGC. See Note 7 for a discussion regarding AGC.

(7)  Other Data
     ----------

         AGC is the lessee or manager of all but two of the golf course properties in the Company's portfolio at March 31, 2002. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company's outstanding Common Stock and approximately 16.6% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

         The following tables set forth certain condensed unaudited financial information concerning AGC:

                                                                     March 31,   December 31,
                                                                       2002         2001
                                                                    ----------   -----------
                                                                          (In thousands)

              Current assets                                        $  74,930     $  79,184
              Non-current assets                                      188,118       190,970
                                                                    ---------     ---------

                Total assets                                        $ 263,048     $ 270,154
                                                                    =========     =========

              Current liabilities                                   $ 250,089     $ 228,698
              Long-term liabilities                                   102,868        99,885
              Minority interest                                           128           211
              Shareholders' deficit                                   (90,037)      (58,640)
                                                                    ---------     ---------

                Total liabilities and shareholders' deficit         $ 263,048     $ 270,154
                                                                    =========     =========

         The following table compares AGC's operating results for the three months ended March 31, 2002 and 2001.

                                                                          For the three months ended
                                                                                   March 31,
                                                                                   ---------
                                                                              2002           2001
                                                                              ----           ----
                                                                                            Restated
                                                                                  (In thousands)
              Revenues
                  Total revenues                                            $ 136,037       $ 138,196
                                                                            ---------       ---------

              Costs and expenses
              Total operating expenses excluding
                loss on disposal and lease termination fees                   151,605         156,103
              Loss on disposal of property and
                equipment and lease termination fees                           14,300               -
                                                                            ---------       ---------

                  Total costs and expenses                                    165,905         156,103
                                                                            ---------       ---------

              Operating loss                                                $ (29,868)      $ (17,907)
                                                                            =========       =========
                       Net loss                                             $ (31,074)      $ (18,071)
                                                                            =========       =========
              Cash flows provided by (used in) operating activities         $   3,639       $    (296)
                                                                            =========       =========

         Total revenues from golf course operations and management agreements for AGC decreased by $2.2 million, or 1.6%, to $136 million during the three months ended March 31, 2002 as compared to $138.2 million for the three months ended March 31, 2001. This decrease was primarily due to the sale or termination of 26 golf course leases offset by the acquisition of six new leases since December 31, 2000.

         Total costs and expenses increased by approximately $9.8 million, or 6.3%, to $165.9 million for the three months ended March 31, 2002 compared to $156.1 million for the three months ended March 31, 2001. This increase includes $14.3 million attributable to lease termination fees and disposition costs related to the termination of golf course leases as well as approximately $2.4 million of restructuring charges. Excluding disposition and restructuring costs of $16.7 million, AGC's operating expenses decreased by $6.9 million. This decrease in operating expenses is due in part to 20 fewer courses in AGC's portfolio for the three months ended March 31, 2002 compared to 2001. In addition, the reduction in operating expenses, including general and administrative costs, are also attributable to AGC's continued review of appropriate actions to reduce course operating costs and general and administrative costs without compromising golf course conditions and customer service standards.

         The net loss of $31.1 million for the three months ended March 31, 2002 represents an increase of $13.0 million over the net loss of $18.1 million for the corresponding three months of 2001. This increase is due to lease termination fees and disposition costs of $14.3 million and restructuring costs of $2.4 million. Excluding disposition and restructuring costs of $16.7 million, AGC's net loss declined by $3.5 million for the three months ended March 31, 2002 compared to the corresponding period in 2001. This improved performance was the combined result of company-wide expense reductions implemented in late 2001 coupled with favorable weather in the Northeast and California regions. Improved results in the Northeast and California regions were offset by softness in demand in certain markets due to increased competition and the lingering effect of September 11 on certain markets, particularly Las Vegas, Nevada and Phoenix, Arizona.

         Two of AGC's debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarter ended March 31, 2002, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC's debt instruments. AGC was also not in compliance with certain covenants in these debt instruments for the quarters ended June 30, September 30 and December 31, 2001. On March 8, 2002, AGC entered into a forbearance agreement with one lender under its credit facility, which remained in effect through March 29, 2002. Under the terms of the forbearance agreement, AGC repaid $1,862,000 of the principal balance. Additionally, the revolving credit facility was permanently reduced from $50,000,000 to $48,134,000. The outstanding balance under AGC's credit facility came due on March 29, 2002 (the date of expiration of the forbearance agreement) and AGC is in discussions with the lender regarding this maturity. AGC is also in discussions with the lenders under each of the debt instruments regarding the aforementioned maturity, default and non-compliance.

         In addition to the two debt instruments referred to above, certain equipment operating leases of AGC and debt instruments on an AGC subsidiary contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of March 31, 2002, the outstanding balances of such debt instruments for AGC and its subsidiary were approximately $13.3 million.

         If the default or cross-default provisions are enforced by AGC's and its subsidiary's lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company's primary lessee, could have a material adverse effect on the Company's financial condition. There can be no assurance that AGC will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that AGC's lenders will grant waivers of any inability of AGC to meet these provisions or any cross-default occurring as a result of such provisions.

         On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for termination leases associated with ten golf courses sold in 2001. The Company recognized approximately $7.4 million of lease termination fees associated with asset sales in the three months ended March 31, 2002 which are payable by AGC. The aforementioned $15.9 million of lease termination charges have been included in the gain on sale, however, the Company has fully reserved this amount due from AGC.

         As of May 8, 2002 AGC has paid approximately $29.9 million of rent of which $27.4 million has been attributed to rent due for the three months ended March 31, 2002. As of May 8, 2002 approximately $14.5 million of rent is due to the Company from AGC for the five months ending May 31, 2002. As of May 8, 2002 GE has paid approximately $1.7 million of rent of which $1.2 million has been attributed to rent due for the three months ended March 31, 2002. As of May 8, 2002 approximately $259,000 of rent is due to the Company from GE for the five months ending May 31, 2002.

(8)  Commitments and Contingencies
     -----------------------------

         During the last two weeks of February and the first week of March, 2002, ten related lawsuits were filed in California state and federal courts against the Company, its directors, and certain of its officers.

         Additionally, two related lawsuits were recently filed in California state and federal courts in the last week of March and the first week of April, 2002. Both the state and the federal lawsuits are purported derivative actions alleging violations of fiduciary duties relating to the Company's publicly disclosed financial condition at the time of the May, 2001 secondary public offering of the Company's common stock, and related allegations.

         These actions have just been commenced, and no trial dates have been set. Management believes that the Company has meritorious defenses to these actions, and the defendants intend to defend themselves vigorously. See Note 1 for a discussion of the Company's proposed business combination with AGC.

(9)  Going Concern
     -------------

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed in Note 4, the Company has significant borrowings that require, among other things, AGC's compliance with certain financial ratios and restrictions on indebtedness to others. For the quarter ended March 31, 2002, AGC experienced a net operating loss of approximately $29.9 million, a net loss of approximately $31.1 million and cash flows from operations of approximately $3.6 million. As a result, AGC was not in compliance with certain covenants under its revolving credit facility and private placement notes which in turn, caused the Company to cease to be in compliance with its debt covenant provisions with respect to AGC. In addition, certain of the Company's and AGC's debt instruments include cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of March 31, 2002, the outstanding balances of such instruments for the Company was approximately $154.3 million. If the default or cross-default provisions are enforced by the Company's lenders or by AGC's lenders, the Company could experience a material adverse effect on its financial condition. There can be no assurances that the Company or AGC will be able to satisfy the financial and other covenants in its debt instruments in the future or that the Company's Lenders or other holders of the Company's debt instruments will grant waivers of the non-compliance with these provisions or any cross-default occurring as a result of such non-compliance. The covenant breaches put the Company into default under its Credit Facility which had an outstanding balance of approximately $262.4 million and additional related accrued interest of approximately $154,000 as of March 31, 2002. On April 30, 2002, the Company entered into a second amendment and extension of the forbearance agreement dated February 8, 2002 with the Lenders whereby, subject to substantially similar conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending May 15, 2002 and (ii) extend the maturity of the Revolver until May 15, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced to $169.7 million at April 30, 2002.

         These matters raise substantial doubt about the Company's ability to continue as a going concern. Accordingly, the consolidated financial statements included herein are subject to material uncertainties. Management of the Company believes that the profitabilty of operations, positive cash flow and its ability to continue as a going concern may be dependent upon several factors, including the completion of the pending business combination with AGC discussed in
         Note 1, obtaining additional financing or equity and restructuring of the existing outstanding debt with its Lenders, disposing of assets and the ability of AGC to fulfill its lease payment obligations. Although no assurances can be given, management believes that if the above actions result in AGC's return to profitability and positive cash flow, together with a restructuring of the Company's and AGC's outstanding debt and additional financing or equity, it will enable the Company to continue operating as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(10) Subsequent Events
     -----------------

         On April 4, 2002, the Company sold Hershey Country Club South,
         Hershey, PA, and Hershey Country Club in Hershey, PA for approximately $20.8 million. The Company expects to recognize a gain of approximately $12.8 million on the sale transaction. Additionally, the Company expects to recognize lease termination charges due to AGC of approximately $3.3 million related to this sale.

         On April 12, 2002, the Company sold Dub's Dread Golf Course in Kansas City, KS, and Woodland Creek Golf Course in Andover, MN in separate transactions for approximately $3.7 million. The Company expects to recognize gains of approximately $822,000 on the two transactions. Additionally, the Company expects to recognize lease termination fees of approximately $462,000, due from AGC, related to the two transactions.

         On April 22, 2002, the Company sold Colonial Charters Golf Course in Longs, SC for approximately $2 million. The Company recognized an impairment on this property of approximately $461,000 in the quarter ended March 31, 2002. Accordingly, the Company does not expect to recognize a gain or loss from the sale transaction. There are no lease termination fees related to this sale.

         The net gain from the sale of these five golf course properties is expected to be approximately $10.8 million.

         As of May 8, 2002 the Company had six golf course properties under sale agreements for approximately $62.4 million.

         On April 30, 2002, the Company entered into a second amendment and extension of the forbearance agreement dated February 8, 2002 with the Lenders whereby, subject to substantially similar conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending May 15, 2002 and (ii) extend the maturity of the Revolver until May 15, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced to $169.7 million at April 30, 2002.

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

This Form 10-Q, including the footnotes to the Company's consolidated financial statements, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation:

..    statements regarding possible or assumed future results of the Company's operations;

..    statements that include any forecasts, projections or descriptions of anticipated cost savings or of anticipated funds available for distribution, and statements incorporated by reference from documents filed by us with the Securities and Exchange Commission ("SEC") and any statements made in this Form 10-Q or in our other documents filed with the SEC regarding future cash flows, business prospects, revenues, working capital, liquidity, financing sources and availability, capital needs, interest costs and income;

..    any statements preceded by, followed by or that include the words
     "believes," "expects," "plans," "estimates," "anticipates," "assumes," "intends," "could," "may," "will" or similar expressions;

..    any other statements contained or incorporated by reference herein regarding matters that are not historical facts;  and

..    the Company may not be able to successfully complete the terms of the merger and reorganization agreement with AGC and certain of its affiliates.

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

The Company's future results of operations may be impacted as a result of one or more of the following factors which impact the results of operations of the Company and AGC, the principal lessee of its golf courses:

..    the Company's lenders may not agree to waive its non-compliance with financial or other covenants under its credit facility or any cross-default occurring as a result thereof;

..    the Company and/or AGC may be unable to refinance, replace, extend or repay its outstanding indebtedness on favorable terms or at all prior to the maturity of such indebtedness;

..    the Company may be unable to restructure the leases with its primary tenant, American Golf Corporation, on favorable  terms or at all;

..    AGC's lenders may not agree to waive its default or non-compliance with financial or other covenants under its debt  instruments;

..    attractive consolidation opportunities in the golf industry may not present themselves or the Company may not be able to take advantage of such opportunities;

..    the Company may be unable to dispose of its slower-growth and non-strategic properties on favorable terms in order to either reinvest the proceeds in higher-yielding properties or reduce outstanding indebtedness;

..    the Company's properties may continue to experience a decline in course-level revenue and reduced tourism in our destination travel markets as a result of the effects of the general economic recession, the September 11, 2001 terrorist attacks or subsequent similar events;

..    the Company's properties may experience increased competition for golfers, primarily through the continued construction of new golf courses and facilities;

..    the Company's core markets may experience poor weather conditions that have an adverse effect on green fee and other  revenue;

..    AGC may continue to be unable to be current in its rental obligations to the Company under the Leases; and

..    the multiple lawsuits filed against the Company by stockholders (see "Legal
     Proceedings") may not be favorably resolved.

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

In addition, some of the factors that could cause actual results, performance or outcomes to differ materially from those expressed or implied by the forward-looking statements contained in this Form 10-Q have been disclosed in reports and other documents that the Company has previously filed with the SEC. The reader should be aware that the risk factors contained in those reports and documents may not be exhaustive. Therefore, the Company recommends that the information in those reports and documents be read together with other reports and documents that it files with the SEC from time to time, including its Forms 10-K, 10-K/A, 10-Q and 8-K and Proxy Statements, which may supplement, modify, supersede or update those risk factors.

The discussion of the results of operations compares the three months ended March 31, 2002 with the three months ended March 31, 2001.

Results of Operations
---------------------

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Net income increased by approximately $784,000 to $4,310,000 for the three months ended March 31, 2002 compared to $3,526,000 for the three months ended March 31, 2001. The increase was primarily attributable to an increase in gain on sale of properties of approximately $1,474,000 and a decrease in depreciation and amortization expense of approximately $2,522,000 which were offset by a decrease in rent revenue of approximately $823,000 and increases in; (i) operating expenses of approximately $398,000; (ii) restructuring costs of approximately $1,392,000 and (iii) an impairment loss of approximately $461,000.

The decrease in rent revenue was primarily attributable to: (i) the sale of six golf course properties in the first quarter of 2002, which accounted for approximately $425,000 of the decrease, (ii) the sale of ten golf courses in 2001, which accounted for approximately $1,448,000 of the decrease. These decreases were offset by: (i) the increase in base rents of approximately $698,000 under the leases with respect to the golf course properties owned at December 31, 2000 and
(ii) an increase of approximately $352,000 due to the acquisition of one golf course property in the second quarter of 2001.

The decrease in depreciation and amortization expense was due to a decrease in depreciation expense of approximately $2,264,000 and a decrease in amortization expense of approximately $258,000. The decrease in depreciation expense was primarily due to: (i) the sale of six golf course properties in the first quarter of 2002, which accounted for approximately $332,000 of the decrease,
(ii) the sale of ten golf course properties in 2001, which accounted for approximately $556,000 of the decrease, and (iii) a decrease in depreciation expense on 25 properties classified as held for sale at March 31, 2002, which accounted for approximately $1,476,000. These decreases were offset by an increase of approximately $122,000 due to the acquisition of one golf course property in the second quarter of 2001. The decrease in amortization expense was primarily due to: (i) a decrease in amortization on goodwill and covenants due to the adoption of SFAS 142 of $133,000 for 17 golf course properties and (ii) a decrease in leasehold amortization on one golf course property classified as held for sale which accounted for approximately $125,000 of the decrease.

The $1,392,000 of restructuring costs was primarily attributable to non-recurring consultant fees. The Company incurred approximately $398,000 of operating expenses related to two golf course properties owned or managed by unrelated third parties. The company incurred an additional impairment loss of approximately $461,000 on a property which was sold in the second quarter of 2002.

Interest expense was substantially unchanged due to the increase in outstanding advances under the Company's credit facility and amortization of loan fees related to forebearance agreements with respect to the Company's unsecured credit facility. In the first three months of 2002, the Company paid fees of approximately $1.7 million to extend the maturity and forebearance agreement expiration dates.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company had approximately $39.5 million in cash and investments, mortgage notes receivable of approximately $15.4 million, mortgage indebtedness of approximately $28.6 million and uncollateralized indebtedness of approximately $420.2 million. The $448.8 million principal amount of mortgage and uncollateralized indebtedness bears interest at a weighted average rate of 7.64%. Of the $448.8 million of debt, $162.9 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2002 and 2008.

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for termination leases associated with ten golf courses sold in 2001. The Company recognized approximately $7.4 million of lease termination fees associated with asset sales in the three months ended March 31, 2000 which are payable by AGC. The aforementioned $15.9 million of lease termination charges have been included in the gain on sale, however, the Company has fully reserved this amount due from AGC.

As of May 8, 2002 AGC has paid approximately $29.9 million of rent of which $27.4 million has been attributed to rent due for the three months ended March 31, 2002. As of May 8, 2002 approximately $14.5 million of rent is due to the Company from AGC for the five months ending May 31, 2002. As of May 8, 2002 GE has paid approximately $1.7 million of rent of which $1.2 million has been attributed to rent due for the three months ended March 31, 2002. As of May 8, 2002 approximately $259,000 of rent is due to the Company from GE for the five months ending May 31, 2002.

In order to maintain its qualification as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect funds from operations and will influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the leases with respect to the golf courses; (iii) any payment to the Company of percentage rent under the leases with respect to the golf courses; and (iv) increase in preferred distributions resulting from the issuance of Preferred Units. The Company will no longer be a REIT if its business combination with AGC and certain of AGC's affiliates is consummated, and thus would no longer be required by law to make distributions. See Note 1 to the Consolidated Financial Statements. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Company and the Operating Partnership intend to review future dividend and distribution decisions on a quarterly basis.

The Company anticipates that its cash from operations and proceeds from asset sales will provide adequate liquidity to conduct its operations, fund administrative and operating costs, interest payments, capital improvements and acquisitions. Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. As of May 8, 2002, the Company may be required under the Leases to pay for various remaining capital improvements totaling approximately $13.1 million, $2.6 million of which was accrued but unpaid at March 31, 2002. All of the obligations related to these projects are expected to be paid by the end of 2003. The Company believes these improvements will add value to the golf courses it owns and bring the quality of the golf courses up to the Company's expected standards in order to enhance revenue growth. Upon the Company's funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the Leases, the Company's investment in such improvements. Any subsequent capital improvements are the responsibility of the lessee.

Future acquisitions will be made subject to the Company's investment objectives and policies established to maximize both current income and long-term growth in income. The Company's liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or Common Units as consideration for such purchases.

The Company currently has an unsecured credit facility with a group of lenders led by Bank One (the "Lenders"). The credit facility originally consisted of (i) a $200 million revolver (the "Revolver") and (ii) a $100 million term note (the "Term Note") (collectively, the "Credit Facility"). As of March 31, 2002 the outstanding balances of the Revolver and the Term Note were approximately $176,084,000 and $86,281,000, respectively.

The Company's Credit Facility requires AGC, the Company's primary lessee, to maintain a certain fixed charge coverage ratio and to be in compliance with AGC's debt instruments. For the quarter ended March 31, 2002, AGC had not achieved such ratio and also was not in compliance with certain provisions of AGC's debt instruments and, accordingly, the Company was not in compliance with the Credit Facility. On February 8, 2002, the Company entered into a forbearance agreement with certain of its Lenders on account of the defaults under the Credit Facility. Under the forbearance agreement, the Lenders agreed to forbear from exercising certain of their remedies under the Credit Facility in connection with these defaults for a period ending March 29, 2002, and the Company repaid $20 million of the principal balance outstanding under the Credit Facility. On March 29, 2002, the Company entered into an amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to certain conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending April 30, 2002 and (ii) extend the maturity of the Revolver until April 30, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced to $176.1 million at March 29, 2002. On April 30, 2002, the Company entered into a second amendment and extension of the forbearance agreement with the Lenders pursuant to which, subject to substantially similar conditions, the Lenders agreed to (i) continue to forbear exercising certain of their remedies under the Credit Facility for a period ending May 15, 2002 and (ii) extend the maturity of the Revolver until May 15, 2002. Under the terms of the forbearance agreement, the Revolver was permanently reduced to $169.7 million at April 30, 2002. The Company is in discussions with the lenders to extend the maturity of its borrowings under the Credit Facility. There can be no assurance as to the outcome of these discussions.

Some of the Company's debt instruments contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of March 31, 2002, the outstanding balances of such instruments for the Company were $154.3 million.

If the default or cross-default provisions are enforced by the Lenders or other holders of the Company's debt instruments, the Company could experience a material adverse effect on its financial condition.

Two of AGC's debt instruments require AGC to maintain certain fixed charge coverage ratios and to comply with certain other financial tests. For the quarter ended March 31, 2002, AGC had not achieved such fixed charge coverage ratios and also was not in compliance with certain provisions of AGC's debt instruments. AGC was also not in compliance with certain covenants in these debt instruments for the quarters ended June 30, September 30 and December 31, 2001. On March 8, 2002, AGC entered into a forbearance agreement with one lender under its credit facility, which remained in effect through March 29, 2002. Under the terms of the forbearance agreement, AGC repaid $1,862,000 of the principal balance. Additionally, the revolving credit facility was permanently reduced from $50,000,000 to $48,134,000. The outstanding balance under AGC's credit facility came due on March 29, 2002 (the date of expiration of the forbearance agreement) and AGC is also in discussions with the Lender regarding this maturity. AGC is also in discussions with the lenders under each of the debt instruments regarding the aforementioned default and non-compliance. There can be no assurance as to the outcome of these discussions.

In addition to the two debt instruments referred to above, certain equipment operating leases of AGC and debt instruments of an AGC subsidiary contain cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of March 31, 2002, the outstanding balances of such debt instruments for AGC and its subsidiary were approximately $13.3 million.

If the default or cross-default provisions are enforced by AGC's and its subsidiary's lenders, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company's primary lessee, could have a material adverse effect on the Company's financial condition. There can be no assurance that AGC will be able to meet the financial tests or fixed charge coverage ratio provisions as of the end of future quarters or that AGC's lenders will grant waivers of any inability of AGC to meet these provisions or any cross-default occurring as a result of such provisions.

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

Other Data
----------

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on GAAP which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company's performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity.

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company's funds from operations for the three months ended March 31, 2002 and 2001.

                                                         Three months ended
                                                              March 31,
                                                              ---------
                                                            (In thousands)
                                                       2002                 2001
                                                  --------------       --------------
     Net income                                   $        4,310       $        3,526
     Distributions - Preferred Units                      (2,314)              (2,314)
     Minority interest                                     4,922                4,581
     Depreciation and amortization                         7,362                9,893
     Gain on sale of properties                           (1,474)                   -
     Impairment loss                                         461
     Straight-line rent                                     (437)                (718)
     Excess land sale                                        (15)                   -
     Depreciation - corporate                                 (3)                  (2)
                                                   -------------       --------------
     Funds from operations                                12,812               14,966

     Company's share of funds from operations               62.7%                61.6%
                                                   -------------       --------------
     Company's funds from operations              $        8,033       $        9,219
                                                  ==============       ==============

In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Operating Partnership continues to accrue, but has not paid, distributions on its cumulative preferred operating partnership units. The Company intends to review future dividend and distribution decisions on a quarterly basis. The Company's distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, to repurchase the Company's Common Stock if authorized by the Board of Directors, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company's investment objectives and policies.

Inflation
---------

All the leases of the golf courses owned by the Company provide for base and participating rent features. All of such leases are triple net leases requiring the lessees to pay for all maintenance and repair, insurance, utilities and services, and, subject to certain limited exceptions, all real and personal property taxes, thereby minimizing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

     The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at March 31, 2002 (dollars in thousands):

                                           For the Period Ended December 31,
                               ---------------------------------------------------------
                                 2002        2003        2004        2005        2006      Thereafter    Total
                                 ----        ----        ----        ----        ----      ----------    -----
Long-term debt:
   Fixed-rate ...............  $  7,346    $  7,915    $ 48,148    $ 41,699    $  3,607    $  54,220    $162,935
   Average interest rate ....      8.39%       8.39%       8.58%       8.66%       7.95%        7.95%       8.42%
   Variable-rate ............   195,831       1,227      84,533         279         279        3,709     285,858
   Average interest rate ....      6.86%       8.45%       8.01%      10.42%      10.42%       10.42%       7.26%
                               --------    --------    --------    --------    --------    ---------    ---------
     Total debt .............  $203,177    $  9,142    $132,681    $ 41,978    $  3,886    $  57,929    $448,793
                               ========    ========    ========    ========    ========    =========    ========

     The above schedule is based on contractual payments, including the maturity of the Revolver in 2002, and does not reflect the potential acceleration of the Term Note of approximately $86.3 million at March 31, 2002, described in "Notes Payable" in Item 1.

     In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% change in interest rates will increase or decrease interest expense by approximately $2.9 million annually based on $285.9 million of variable-rate debt outstanding at March 31, 2002.

                                 EXHIBIT INDEX


EXHIBIT NO.     DOCUMENT DESCRIPTION

   3.2          Amended and Restated By-laws of National Golf Properties, Inc.

                           Part II. Other Information

Item 1.  Legal Proceedings

         See "Legal Proceedings" in Part I, Item 3 of the Company's annual report on Form 10-K/A. In addition to the ten related California state and federal lawsuits filed against the Company, its directors, and certain of its employees described in the 10-K, two related lawsuits were recently filed in California state and federal courts in the last week of March and the first week of April, 2002. Both the state and the federal lawsuits are purported derivative actions alleging violations of fiduciary duties relating to the Company's publicly disclosed financial condition at the time of the May, 2001 secondary public offering of the Company's common stock and related allegations.


Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

         See footnotes four and seven in Part I, Item 1, and Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None

Item 5.  Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibits

            3.2 Amended and Restated By-Laws of National Golf Properties, Inc.

         b) Reports on Form 8-K

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

            On April 26, 2002, the Company filed a report on Form 8-K, which reported under Item 5 the issuance of a press release announcing the resignation of James M. Stanich as President of the Company. Mr. Stanich will remain on the Company's Board of Directors. The press release was filed as an exhibit to the Form 8-K.

            On May 2, 2002, the Company filed a report on Form 8-K, which reported under Item 5 the issuance of a press release announcing that the Company had entered into a second amendment and extension of its forbearance agreement with certain of its lenders on account of defaults under its unsecured credit facility, extending the term of the existing forbearance agreement until May 15, 2002 and extending the maturity of the revolver portion of the facility until May 15, 2002. The press release and forbearance extension agreement were filed as exhibits to the Form 8-K.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         National Golf Properties, Inc.


Date:  May 15, 2002                                  By: /s/ Neil M. Miller
                                                         ------------------
                                                         Neil M. Miller
                                                         Chief Financial Officer