Form 10-Q
period 2002-06-30
NATIONAL GOLF PROPERTIES INC
filed 2002-08-14
CIK 905897

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

13,121,148 shares of common stock, $.01 par value, as of August 13, 2002

NATIONAL GOLF PROPERTIES, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2002	December 31, 2001
ASSETS
Property
Land	$65,915	$71,699
Buildings	192,973	202,387
Ground improvements	325,424	347,586
Furniture, fixtures and equipment	37,224	38,650
Leasehold rights	22,728	23,643
Construction in progress	23,398	20,244

	667,662	704,209
Less: accumulated depreciation	(168,950)	(163,617)

Net property	498,712	540,592
Property held for sale, net	89,084	110,781
Cash and cash equivalents	62,352	63,445
Mortgage notes receivable	15,242	15,442
Investment in joint venture	6,478	6,606
Due from affiliate, net	14,028	—
Other assets, net	25,301	29,358

Total assets	$711,197	$766,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$399,827	$484,452
Accounts payable and other liabilities	21,428	14,099
Due to affiliate	—	3,297

Total liabilities	421,255	501,848

Minority interest	173,094	163,864

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized—none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 13,121,148 shares issued and outstanding at June 30, 2002 and December 31, 2001	131	131
Additional paid in capital	118,580	102,763
Unamortized restricted stock compensation	(1,863)	(2,382)

Total stockholders’ equity	116,848	100,512

Total liabilities and stockholders’ equity	$711,197	$766,224

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For the three months ended June 30, 2002	For the three months ended June 30, 2001
Revenues:
Rent from affiliates	$25,637	$27,440
Rent	186	318
Equity in income from joint venture	145	125

Total revenues	25,968	27,883

Expenses:
General and administrative	2,255	1,577
Operating expenses	37	—
Restructuring costs	4,609	—
Depreciation and amortization	7,049	9,905
Impairment loss	6,323	—

Total expenses	20,273	11,482

Operating income	5,695	16,401

Other income (expense):
Interest income	622	331
Gain on sale of properties	487	1,021
Other (expense) income	(28)	49
Interest expense	(9,145)	(8,609)

(Loss) income from continuing operations	(2,369)	9,193

Discontinued operations:
Gain on sale of assets	22,903	—
Income from discontinued operations	685	1,031

Income before minority interest	21,219	10,224
Income applicable to minority interest	(9,246)	(5,386)

Net income	$11,973	$4,838

Earnings per share—Basic:
(Loss) income from continuing operations	$(0.09)	$0.33
Income from discontinued operations	1.01	0.04

Basic earnings per share	$0.92	$0.37
Weighted average number of shares	13,034	12,879
Earnings per share—Diluted:
(Loss) income from continuing operations	$(0.09)	$0.33
Income from discontinued operations	1.01	0.04

Diluted earnings per share	$0.92	$0.37
Weighted average number of shares	13,121	13,066
Distribution declared per common share outstanding	$—	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For the six months ended June 30, 2002	For the six months ended June 30, 2001
Revenues:
Rent from affiliates	$52,277	$54,788
Rent	372	637
Equity in income from joint venture	282	248

Total revenues	52,931	55,673

Expenses:
General and administrative	3,558	2,908
Operating expenses	435	—
Restructuring costs	6,001	—
Depreciation and amortization	14,333	19,711
Impairment loss	6,784	—

Total expenses	31,111	22,619

Operating income	21,820	33,054
Other income (expense):
Interest income	1,169	683
Gain on sale of properties	1,961	1,021
Other (expense) income	(52)	63
Interest expense	(19,081)	(18,549)

Income from continuing operations	5,817	16,272

Discontinued operations:
Gain on sale of assets	22,903	—
Income from discontinued operations	1,731	2,059

Income before minority interest	30,451	18,331
Income applicable to minority interest	(14,168)	(9,967)

Net income	$16,283	$8,364

Earnings per share—Basic:
Income from continuing operations	$0.13	$0.58
Income from discontinued operations	1.12	0.07

Basic earnings per share	$1.25	$0.65

Weighted average number of shares	13,026	12,857
Earnings per share—Diluted:
Income from continuing operations	$0.13	$0.57
Income from discontinued operations	1.11	0.07

Diluted earnings per share	$1.24	$0.64

Weighted average number of shares	13,121	13,035
Distribution declared per common share outstanding	$—	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the six months ended June 30, 2002	For the six months ended June 30, 2001
Cash flows from operating activities:
Net income	$16,283	$8,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,333	19,711
Amortization of loan costs	2,020	698
Amortization of restricted stock	519	766
Minority interest in earnings	14,168	9,967
Distributions from joint venture, net of equity in income	128	182
Gain on sale of properties	(24,864)	(1,021)
Impairment loss	6,784	—
Straight-line rent	(712)	(1,452)
Changes in assets and liabilities:
Other assets	7,756	(4,119)
Accounts payable and other liabilities	627	2,394
Due from/to affiliate	(20,387)	(926)

Net cash provided by operating activities	16,655	34,564

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	200
Purchase of property and related assets	—	(22,631)
Proceeds from sale of property and related assets	70,426	10,233

Net cash provided by (used in) investing activities	70,426	(12,198)

Cash flows from financing activities:
Principal payments on notes payable	(84,764)	(55,613)
Proceeds from notes payable	—	54,500
Loan costs	(3,410)	(60)
Proceeds from stock options exercised	—	1,027
Cash distributions	—	(11,826)
Limited partners’ cash distributions	—	(11,493)

Net cash used by financing activities	(88,174)	(23,465)

Net decrease in cash and cash equivalents	(1,093)	(1,099)
Cash and cash equivalents at beginning of period	63,445	1,528

Cash and cash equivalents at end of period	$62,352	$429

Supplemental cash flow information:
Interest paid	$19,597	$17,247
Taxes paid	$128	$83

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)  Organization and Summary of Significant Accounting Policies

National Golf Properties, Inc. (the “Company”) owns all of the golf courses through its general partner interest in National Golf Operating Partnership, L.P. (the “Operating Partnership”), pursuant to its 63.9% ownership of the common units of partnership interest in the Operating Partnership (“Common Units”). Unless the context otherwise requires, all references to the Company’s business and properties include the business and properties of the Operating Partnership. On March 29, 2002, the Company entered into a definitive merger and reorganization agreement with American Golf Corporation (“AGC”), the Company’s primary lessee, and certain of AGC’s affiliates, pursuant to which the Company and AGC will become subsidiaries of a newly formed holding company. The merger and reorganization agreement is filed as an exhibit to the Company’s 8-K dated April 1, 2002. In the event the transaction is not completed (or is materially delayed), there may be serious adverse consequences on the financial condition and operations of both the Company and AGC. In order to maintain its qualification as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, the Company has had to make substantial distributions to its stockholders. The Company will no longer be a REIT if its business combination with AGC and certain of AGC’s affiliates is consummated, and thus would no longer be required by law to make distributions. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Company and the Operating Partnership intend to review future dividend and distribution decisions on a quarterly basis.

The consolidated financial statements include the accounts of the Company and the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted pursuant to requirements of the Securities and Exchange Commission (the “SEC”). Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended June 30, 2002 and 2001 were 87,167 and 186,946, respectively. The incremental shares for the six months ended June 30, 2002 and 2001 were 94,958 and 177,802, respectively.

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on the Company’s consolidated financial statements.

(2)  Property Sales and Property Held for Sale

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for terminating leases associated with ten golf courses sold in 2001. The Company also recognized approximately $7.5 million of lease termination fees associated with asset sales in the six months ended June 30, 2002 which are payable by AGC. The aforementioned $16 million of lease termination charges have been included in the gain on sale, however the Company has fully reserved this amount due from AGC. See Note 7 for a discussion regarding AGC.

For the three months ended June 30, 2002, the Company sold eight golf courses for approximately $54.9 million. The Company received net cash proceeds of approximately $53.2 million.

For the six months ended June 30, 2002, the Company sold 14 golf courses, listed below, for approximately $73.6 million. The Company received net cash proceeds of approximately $70.4 million.

Sales

Sale Date	Course Name	Location	Net Gain/(Loss) On Sale
			(in thousands)
1/11/02	The Golf Club at Paw Creek	Charlotte, North Carolina	$5
2/13/02	Carolina Shores Golf & Country Club	Calabash, North Carolina	7
2/13/02	Oakridge Country Club	Garland, Texas	578
2/25/02	Creekside Golf Club	Salem, Oregon	49
2/26/02	Heather Ridge Country Club	Aurora, Colorado	897
2/28/02	Red Mountain Ranch Country Club	Mesa, Arizona	(29)
4/4/02	Country Club of Hershey (“CCH”) and CCH South Course	Hershey, Pennsylvania	12,812
4/12/02	Woodland Creek Golf Course	Andover, Michigan	24
4/12/02	Dub’s Dread Golf Course	Kansas City, Kansas	497
4/22/02	Colonial Charters Golf Course	Longs, South Carolina	(10)
5/10/02	SeaCliff Country Club	Huntington Beach, California	10,091
5/30/02	Brandermill Country Club	Midlothian, Virginia	(20)
6/19/02	Mesquite Golf & Country Club	Palm Springs, California	(37)

	Net Gain		$24,864

As of June 30, 2002, 22 golf course properties were classified as held for sale. The Company recognized impairment losses of approximately $6,123,000 in the net carrying value of two properties held for sale in the three months ended June 30, 2002. The Company recognized impairment losses of approximately $6,584,000 in the net carrying value of three properties held for sale in the six months ended June 30, 2002. Rental income recognized on 33 golf course properties held for sale during the period was approximately $4,614,000 and $10,120,000 in the three and six month periods ended June 30, 2002, respectively. No properties were classified as held for sale in the six months ended June 30, 2001.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The carrying value of property held for sale at June 30, 2002 and December 31, 2001 was as follows:

	June 30, 2002	December 31, 2001
	(in thousands)
Property held for sale
Land	$13,094	$15,932
Buildings	30,262	43,032
Ground improvements	63,479	78,713
Furniture, fixtures and equipment	6,274	9,155
Leasehold rights	1,959	1,959
Construction in progress	4,019	4,960

	119,087	153,751
Less: accumulated depreciation	(30,180)	(43,208)

Subtotal	88,907	110,543
Goodwill	177	238

Net property held for sale	$89,084	$110,781

Straight-lined rent	$2,209	$2,580

(3)  Lease Rental Agreements

GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be recognized on a straight-lined basis. For the three months ended June 30, 2002 and 2001, the straight-lining of rent resulted in additional rent revenue of approximately $275,000 and $734,000, respectively. For the six months ended June 30, 2002 and 2001, the straight-lining of rent resulted in additional rent revenue of approximately $712,000 and $1,452,000, respectively.

(4)  Notes Payable

The Company had an unsecured credit facility with a group of lenders led by Bank One (the “Lenders”) which was amended on June 28, 2002. The credit facility originally consisted of (i) a $200 million revolver (the “Revolver”) and (ii) a $100 million term note (the “Term Note”) (collectively, the “Credit Facility”). At June 30, 2002, the Company had outstanding advances on the Revolver and the Term Note of approximately $155,400,000 and $76,146,000, respectively. The Company’s Credit Facility required AGC, the Company’s primary lessee, to maintain a certain fixed charge coverage ratio and to be in compliance with AGC’s debt instruments. For the quarters ended December 31, 2001 and March 31, 2002, AGC had not achieved such ratio and also was not in compliance with certain provisions of AGC’s debt instruments and, accordingly, the Company was in default under the Credit Facility. On June 28, 2002, the Company entered into an amendment and extension of the Credit Facility (the “Extension Agreement”) with the Lenders. Pursuant to the Extension Agreement, the maturity of the Credit Facility was extended to March 31, 2003 and the Lenders waived the existing defaults and all potential future events of default other than specified “major defaults.” This agreement eliminated the financial covenants in the Credit Facility relating to AGC, other than a minimum EBITDAR ratio. In addition, pursuant to the Extension Agreement, the Lenders’ revolving commitment was terminated and no further borrowings under the Revolver or Term Note are permitted. Also on June 28, 2002, the Company entered into a note purchase override agreement (the “Override Agreement”) with the holders of its private placement notes issued pursuant to the Note Purchase Agreement, dated December 15, 1994, and Restated Note Agreement, dated July 1, 1996, by and among the Company and the noteholders party thereto (the “Noteholders”). Pursuant to the Override Agreement, the maturity of the notes was changed to March 31, 2003 and the Noteholders waived all potential future events of default other than specified “major defaults.”

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with these agreements, the Company granted mortgages and deeds of trust on its properties for the benefit of the Lenders and Noteholders. The Company entered into a security and collateral agency agreement with the Lenders and the Noteholders with respect to these mortgages and deeds of trust. The Extension Agreement, Overide Agreement and collateral agency agreement are filed as exhibits to the Company’s Form 8-K filed July 1, 2002.

There were outstanding advances of $231.5 million and $298 million under the Credit Facility as of June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 the Company had outstanding advances on the Revolver and the Term Note of approximately $155,400,000 and $76,146,000, respectively. The Company had approximately $136 million and $154 million due to its Noteholders at June 30, 2002 and December 31, 2001, respectively.

On July 23, 2002, AGC entered into a restructuring agreement with certain of its lenders. Pursuant to the restructuring agreement, AGC has pledged certain securities and granted leasehold mortgages on certain of its leases to the Company and certain of its lenders. Under the terms of the restructuring agreement, AGC is required to make specified principal amortization payments and repay the balance of its principal outstanding to these lenders by March 31, 2003. At June 30, 2002 the outstanding balances of such debt instruments for AGC were approximately $79.9 million.

In connection with the restructuring agreement, the Company agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Company by AGC, but only if necessary and to the extent necessary for AGC to make principal amortization payments to certain lenders and specified other payments, up to a specified maximum amount. These agreements were filed as exhibits to the Company’s Form 8-K filed July 23, 2002.

The following table sets forth the Company’s long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at June 30, 2002 (dollars in thousands):

	For the Period Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
Long-term debt:
Fixed-rate	$792	$137,060	$4,744	$1,430	$472	$339	$144,837
Average interest rate	8.00%	8.36%	8.00%	8.00%	8.00%	8.00%	8.30%
Variable-rate	106	250,316	252	279	279	3,758	254,990
Average interest rate	10.42%	7.22%	10.42%	10.42%	10.42%	10.42%	7.28%

Total debt	$898	$387,376	$4,996	$1,709	$751	$4,097	$399,827

The above schedule is based on contractual payments, including the maturity of the Credit Facility and private placement notes in 2003.

At June 30, 2002 approximately $396.3 million of the Company’s $399.8 million of notes outstanding, including the Credit Facility, were collateralized by substantially all of the Company’s properties. At December 31, 2001 approximately $28.6 million of the Company’s $484.5 million of notes outstanding were collateralized.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)  Pro Forma Financial Information

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

	For the six months ended June 30,
	2002	2001
	(In thousands, except per share amounts)
Revenues from rental property	$52,107	$53,072
Net income	$2,073	$9,933
Basic earnings per share	$0.16	$0.77
Diluted earnings per share	$0.16	$0.76

The pro-forma financial information includes the following adjustments: (i) a decrease in rent from affiliates in 2002 and 2001; (ii) a decrease in depreciation expense in 2002 and 2001; (iii) the elimination of the gains on sale of properties in 2002; and (iv) a decrease in interest expense in 2002 and 2001.

(6)  Statement of Cash Flows—Supplemental Disclosures

Non-cash transactions for the six months ended June 30, 2002 include approximately $5.2 million of golf course improvements accrued by the Company and due to AGC and Golf Enterprises, Inc. (“GEI”) but not paid and approximately $2.5 million in operational prorations due to the Company from AGC on properties sold during the period.

Non-cash transactions for the six months ended June 30, 2002 also include approximately $1.6 million in deferred loan costs related to the restructuring agreement with certain lenders to the Company.

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for terminating leases associated with ten golf courses sold in 2001. The Company recognized approximately $7.5 million of lease termination fees associated with asset sales in the six months ended June 30, 2002 which are payable by AGC. The aforementioned $16 million of lease termination charges have been included in the gain on sale, however the Company has fully reserved this amount due from AGC. See Note 7 for a discussion regarding AGC.

(7)  Other Data

AGC is the lessee or manager of all but one of the golf course properties in the Company’s portfolio at June 30, 2002. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company’s outstanding Common Stock and approximately 16.6% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth certain condensed financial information concerning AGC:

	June 30, 2002	December 31, 2001
	Unaudited
	(In thousands)
Current assets	$108,009	$79,184
Non-current assets	190,881	190,970

Total assets	$298,890	$270,154

Current liabilities	$277,556	$228,698
Long-term liabilities	109,527	99,885
Minority interest	203	211
Shareholders’ deficit	(88,396)	(58,640)

Total liabilities and shareholders’ deficit	$298,890	$270,154

The following table compares AGC’s operating results for the six months ended June 30, 2002 and 2001:

	For the six months ended June 30,
	2002	2001
	Unaudited	Unaudited
		Restated
	(In thousands)
Revenues:
Total revenues	$331,936	$358,514

Costs and expenses:
Total operating expenses excluding net loss on disposal and impairment of assets, lease termination fees and restructuring costs	339,013	366,236
Net loss on disposal and impairment of assets, and lease termination fees	15,161	3,141
Restructuring costs	4,834	—

Total costs and expenses	359,008	369,377

Operating loss	$(27,072)	$(10,863)

Net loss	$(29,578)	$(11,576)

AGC leases substantially all of its golf courses and related facilities under long-term operating leases. In addition to minimum payments, certain leases require payment of the excess of various percentages of gross revenue or net operating income over the minimum rental payments. The leases generally require AGC to pay taxes assessed against the leased property and the cost of insurance and maintenance. The majority of lease terms range from 10 to 20 years. Substantially all of the leases contain renewal options. Certain leases include minimum scheduled increases in rental payments at various times during the term of the lease. These scheduled rent increases are required to be recognized on a straight-lined basis over the term of the lease.

In March 2002, AGC determined that it had not consistently recognized the minimum scheduled rent increases on certain operating leases on a straight-lined basis over the term of the respective leases. Accordingly, AGC’s financial statements for the years ended December 31, 2000 and 1999 in addition to the ending balance in retained earnings at December 31, 1998 had been restated to recognize the minimum scheduled rent increases on a straight-lined basis for those leases which had not previously been accounted for on such basis. For the six months ended June 30, 2001, rent expense has been increased by $1.1 million to reflect this restatement.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

AGC also receives payments for various annual, calendar-year memberships and time share dues throughout any given year, which are recognized as revenue over the period which the benefit is extended to the member or owner. During the first six months of 2002, AGC has received more payments than should be recorded as revenue for the first six months of 2002. For interim reporting purposes, AGC has deferred approximately $1.8 million of these payments as of June 30, 2002. For comparison purposes, an adjustment of approximately $2.3 million has been made to the revenue recorded during the first six months of 2001 to defer payments received during the first six months of 2001. In addition, the operating results for the six months ended June 30, 2001 include certain other adjustments for comparison purposes, which resulted in a decrease in the net loss of approximately $500,000. These adjustments do not affect the annual revenues recorded during the year ended December 31, 2001.

The following is a summary of the impact of the restatement and adjustment for the six months ended June 30, 2001:

(In thousands)
Net loss—as reported	$(8,687)

Net loss—as restated and adjusted	$(11,576)

Total revenues from golf course operations and management agreements for AGC decreased by $26.6 million, or 7.4%, to $331.9 million during the six months ended June 30, 2002 compared to $358.5 million for the six months ended June 30, 2001. This decrease was primarily due to the sale or termination of 32 golf course leases offset by the acquisition of seven new leases since December 31, 2000.

Total costs and expenses decreased by approximately $10.4 million, or 2.8%, to $359.0 million for the six months ended June 30, 2002 compared to $369.4 million for the six months ended June 30, 2001. This decrease represents a decrease in operating expenses of approximately $27.3 million offset by approximately $15.2 million attributable to net loss on disposals and impairment of assets and lease termination fees as well as approximately $4.8 million of restructuring charges during the six months ended June 30, 2002 less $3.1 million of disposition costs during the six months ended June 30, 2001. The decrease in operating expenses is due in part to 24 fewer courses in AGC’s portfolio for the six months ended June 30, 2002 compared to 2001. In addition, the reduction in operating expenses, including general and administrative costs, are also attributable to AGC’s continued review of appropriate actions to reduce course operating costs and general and administrative costs without compromising golf course conditions and customer service standards.

The net loss of $29.6 million for the six months ended June 30, 2002 represents an increase of $18.0 million over the net loss of $11.6 million for the corresponding six months of 2001. This increase is due to net loss on disposals and impairment of assets and lease termination fees of approximately $15.2 million and restructuring costs of approximately $4.8 million during the six months ended June 30, 2002 less $3.1 million of disposition costs during the six months ended June 30, 2001. Excluding an increase in disposition and restructuring costs of approximately $16.9 million, AGC’s net loss increased by approximately $1.1 million for the six months ended June 30, 2002 compared to the corresponding period in 2001. This increase was primarily attributed to decreased demand in certain markets due to increased competition and the lingering effect of September 11 on certain destination markets, particularly Las Vegas, Nevada and Phoenix, Arizona. This was offset by company-wide expense reductions implemented in late 2001 coupled with favorable weather in the Northeast and California regions.

As of June 30, 2002, AGC was not in compliance with certain of its financial covenants related to its revolving credit facility and the 9.6% collateralized notes due in July 2004. Also, AGC failed to repay

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$48.1 million due under its revolving credit facility as of March 29, 2002. In addition, certain of AGC’s operating leases and debt instruments include cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of June 30, 2002, the outstanding balances of such debt instruments of AGC containing cross default provisions were $14.0 million. The monetary and covenant breaches and the cross-defaults had put AGC into default on approximately $93.9 million of outstanding debt. Accordingly, the outstanding debt has been classified in current liabilities in the consolidated balance sheet at June 30, 2002.

On July 23, 2002, AGC entered into a restructuring agreement with certain of its lenders. Pursuant to the restructuring agreement, AGC has pledged certain securities and granted leasehold mortgages on certain of its leases to the Company and certain of its lenders. Under the terms of the restructuring agreement, AGC is required to make specified principal amortization payments and repay the balance of its principal outstanding to these lenders by March 31, 2003. At June 30, 2002 the outstanding balances of such debt instruments for AGC were approximately $79.9 million. See note 10 for a discussion of subsequent events related to AGC.

In connection with the restructuring agreement, the Company agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Company by AGC, but only if necessary and to the extent necessary for AGC to make principal amortization payments to certain lenders and specified other payments, up to a specified maximum amount. These agreements are filed as exhibits to the Company’s Form 8-K filed July 23, 2002.

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for termination leases associated with ten golf courses sold in 2001. The Company recognized approximately $7.5 million of lease termination fees associated with asset sales in the six months ended June 30, 2002 which are payable by AGC. The aforementioned $16.0 million of lease termination charges have been included in the gain on sale, however, the Company has fully reserved this amount due from AGC.

As of August 13, 2002, AGC had paid to the Company approximately $55.3 million of rent, approximately $53.9 of which has been attributed to rent due for the six months ended June 30, 2002. As of August 13, 2002, GEI had paid to the Company approximately $3 million of rent, approximately $2.4 million of which has been attributed to rent due for the six months ended June 30, 2002. On August 13, 2002, the Company released approximately $5.2 million of capital improvement funding that had been accrued and payable to AGC and CEI at June 30, 2002 which was used to pay approximately $2.7 million of rent (included above) and to satisfy approximately $2.5 of other payables due to the Company from AGC. As of August 13, 2002, AGC owed approximately $15.3 of rent for the period January 1 through August 13, 2002. As of August 13, 2002, GEI was current in its rental obligations to the Company.

(8)  Commitments and Contingencies

During the six months ended June 30, 2002, a total of thirteen related lawsuits were filed in California state and federal courts against the Company, its directors, and certain of its officers.

Three lawsuits were brought as purported federal securities class actions in U.S. District Court for the Central District of California (the “Federal Class Actions”), and have since been consolidated into a single action. The First Amended Consolidated Complaint alleges violations of the federal securities laws against the Company, AGC, David G. Price, and Dallas Price in connection with the Company’s publicly disclosed financial condition and accounting during a class period of May 11, 1999 through April 1, 2002, including the time of the May, 2001 secondary public offering of the Company’s common stock. The plaintiffs seek damages, as well as court costs and attorney’s fees.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Five lawsuits contain allegations similar to those in the Federal Class Actions, but were brought as derivative actions, purportedly on behalf of the Company. These lawsuits were filed in both Los Angeles County Superior Court and U.S. District Court for the Central District of California, and allege violations of fiduciary duties, waste of corporate assets, and violations of state securities laws against the Company’s directors. The factual allegations in these lawsuits concern the Company’s relationship with AGC, including the Company’s publicly disclosed financial condition and accounting at the time of the May, 2001 secondary public offering of the Company’s common stock. These derivative lawsuits seek damages, injunctive relief against the proposed merger between the Company and AGC, court costs, and attorney’s fees.

The remaining five lawsuits allege violations of fiduciary duties against the Company’s directors in connection with the Company’s proposed business combination with AGC. These cases were brought both as derivative and class actions, and have been consolidated in Los Angeles Superior Court under the caption In re National Golf Properties, Inc. Shareholder Litigation. These cases seek injunctive relief against the proposed merger, as well as court costs and attorney’s fees.

All of these actions are in their early stages, and no trial dates have been set. Management believes that the Company has meritorious defenses to these actions, and the defendants intend to defend themselves vigorously.

(9)  Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had significant borrowings that required, among other things, AGC’s compliance with certain financial ratios and restrictions on indebtedness to others. These borrowings were restructured on June 28, 2002, see note 4.

For the six months ended June 30, 2002, AGC experienced a net operating loss of approximately $27.1 million and a net loss of approximately $29.6 million. As a result, AGC was not in compliance with certain covenants under its revolving credit facility and private placement notes. The Company announced on July 23, 2002 that AGC entered into a restructuring agreement with its lenders. See note 10. A default will occur under certain of the Company’s debt instruments if AGC fails to meet a specified minimum EBITDAR ratio. As of June 30, 2002, the outstanding balance of such instruments of the Company was approximately $367.7 million.

There can be no assurances that the Company or AGC will be able to satisfy the financial and other covenants in its debt instruments in the future or that the Company’s or AGC’s lenders will grant waivers of any defaults.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the consolidated financial statements included herein are subject to material uncertainties. Management of the Company believes that the profitability of operations, positive cash flow and its ability to continue as a going concern may be dependent upon several factors, including the completion of the pending business combination with AGC discussed in Note 1, obtaining additional financing or equity and restructuring of the existing outstanding debt with its Lenders when it matures, disposing of assets and the ability of AGC to fulfill its lease payment obligations. Although no assurances can be given, management believes that if the above actions result in AGC’s return to profitability and positive cash flow, together with a restructuring of the Company’s and AGC’s outstanding debt at its maturity and additional financing or equity, it will enable the Company to continue operating as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)  Subsequent Events

On July 2, 2002, the Company foreclosed on a mortgage note receivable. An impairment loss of approximately $200,000 was recognized in the quarter ended June 30, 2002 to reflect the estimated net realizable value of the property. The Company expects to hold this property for sale.

On July 23, 2002, AGC entered into a restructuring agreement with certain of its lenders. Pursuant to the restructuring agreement, AGC has pledged certain securities and granted leasehold mortgages on certain of its leases to the Company and certain of its lenders. Under the terms of the restructuring agreement, AGC is required to make specified principal amortization payments and repay the balance of its principal outstanding to these lenders by March 31, 2003. At June 30, 2002 the outstanding balances of such debt instruments for AGC were approximately $79.9 million.

In connection with the restructuring agreement, the Company agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Company by AGC and GE, but only if necessary and to the extent necessary for AGC and GE to make principal amortization payments to certain lenders and specified other payments, up to a specified maximum amount.

In connection with the restructuring agreement, David G. Price and certain affiliates provided limited guaranties of AGC’s obligations to its lenders by pledging substantially all of the shares of the Company common stock and partnership units of the Operating Partnership owned by David G. Price, granting a second deed of trust with respect to real property owned by one of these affiliates and granting leasehold mortgages with respect to certain lease agreements to which one of these affiliates is lessee. In connection with David G. Price’s pledge of common stock of the Company and partnership units of the Operating Partnership, the Company has entered into a unit exchange and registration rights agreement with AGC’s lenders with respect to these shares and units.

David G. Price and certain affiliates are required to substitute cash collateral for the pledged shares of the Company common stock and Operating Partnership units and the second deed of trust granted to AGC’s lenders. In connection with this cash collateral requirement, the Company entered into a unit exchange and registration rights agreement with David G. Price relating to his shares of the Company’s common stock and Operating Partnership units. See note 7 for a discussion of AGC.

On July 26, 2002, the Company sold The Links at Stono Ferry, Charleston, SC for approximately $2.5 million. On August 1, 2002, the Company sold Brigantine Golf Links in Brigantine, NJ for approximately $3.9 million. On August 8, 2002, the Company sold The Links at Northfork in Ramsey, MN for approximately $3.8 million. The Company expects to recognize gains of approximately $3.9 million on these transactions.

As of August 13, 2002 the Company had four golf course properties under sale agreements for approximately $28 million. The net gain from the sale of these golf course properties is expected to be approximately $14.6 million.

As of August 13, 2002, AGC had paid to the Company approximately $55.3 million of rent, approximately $53.9 of which has been attributed to rent due for the six months ended June 30, 2002. As of August 13, 2002, GEI had paid to the Company approximately $3 million of rent, approximately $2.4 million of which has been attributed to rent due for the six months ended June 30, 2002. On August 13, 2002, the Company released approximately $5.2 million of capital improvement funding that had been accrued and payable to AGC and GEI at June 30, 2002 which was used to pay approximately $2.7 million of rent (included above) and to satisfy approximately $2.5 of other payables due to the Company from AGC. As of August 13, 2002, AGC owed approximately $15.3 of rent for the period January 1 through August 13, 2002. As of August 13, 2002, GEI was current in its rental obligations to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto.

This Form 10-Q, including the footnotes to the Company’s consolidated financial statements, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include, without limitation:

•	statements regarding possible or assumed future results of the Company’s operations;

•
statements that include any forecasts, projections or descriptions of anticipated cost savings or of anticipated funds available for distribution, and statements incorporated by reference from documents filed by us with the Securities and Exchange Commission (“SEC”) and any statements made in this Form 10-Q or in our other documents filed with the SEC regarding future cash flows, business prospects, revenues, working capital, liquidity, financing sources and availability, capital needs, interest costs and income;

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

The Company’s future results of operations may be impacted as a result of one or more of the following factors which impact the results of operations of the Company and AGC, the principal lessee of its golf courses:

•	the Company may not be able to successfully complete the terms of the merger and reorganization agreement with AGC and certain of its affiliates;

•	the Company’s lenders may not agree to waive its non-compliance with financial or other covenants under its credit facility or any cross-default occurring as a result thereof;

•	the Company and/or AGC may be unable to refinance, replace, extend or repay its outstanding indebtedness on favorable terms or at all prior to the maturity of such indebtedness;

•	the Company may be unable to restructure the leases with its primary tenant, American Golf Corporation, on favorable terms or at all;

•	AGC’s lenders may not agree to waive its default or non-compliance with financial or other covenants under its debt instruments;

•	attractive consolidation opportunities in the golf industry may not present themselves or the Company may not be able to take advantage of such opportunities;

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

•	the Company’s properties may experience increased competition for golfers, primarily through the continued construction of new golf courses and facilities;

•	the Company’s core markets may experience poor weather conditions that have an adverse effect on green fee and other revenue;

•	AGC may be unable to satisfy the specified minimum EBITDAR ratio set forth in the Extension Agreement and Override Agreement;

•	AGC may continue to be unable to be current in its rental obligations to the Company under the Leases; and

•	the multiple lawsuits filed against the Company by stockholders (see “Legal Proceedings”) may not be favorably resolved.

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

If AGC defaults on its indebtedness, AGC could experience a material adverse effect on its financial condition. Such enforcement against AGC, the Company’s primary lessee, could have a material adverse effect on the Company’s financial condition.

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

The discussion of the results of operations compares the three months ended June 30, 2002 with the three months ended June 30, 2001 and the six months ended June 30, 2002 with the six months ended June 30, 2001.

Results of Operations

    Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Net income increased by approximately $7,135,000 to $11,973,000 for the three months ended June 30, 2002 compared to $4,838,000 for the three months ended June 30, 2001. The increase was primarily attributable to an increase in gains on sale of properties of approximately $22,369,000 and a decrease in depreciation and amortization expense of approximately $2,856,000 which were offset by a decrease in rent revenue of approximately $2,281,000 and increases in: (i) general and administrative expenses of approximately $678,000; (ii) restructuring costs of approximately $4,609,000; (iii) an impairment loss of approximately $6,323,000 and (iv) interest expense of approximately $536,000.

Gain on sale of assets from discontinued operations excludes the gain on sale of properties which were classified as property held for sale as of December 31, 2001. For the three months ended June 30, 2001, the Company realized a gain on sale of assets from discontinued operations in the amount of approximately $22,903,000. There was no gain on sale of assets from discontinued operations for the three months ended June 30, 2001.

The decrease in depreciation and amortization expense was due to a decrease in depreciation expense of approximately $2,599,000 and a decrease in amortization expense of approximately $257,000. The decrease in depreciation expense was primarily due to: (i) the sale of fourteen golf course properties during the six months ended June 30, 2002, which accounted for approximately $769,000 of the decrease, and (ii) the sale of ten golf course properties in 2001, which accounted for approximately $518,000 of the decrease, and (iii) a decrease in depreciation expense on 22 properties classified as held for sale at June 30, 2002, which accounted for approximately $1,250,000. These decreases were offset by an increase of approximately $102,000 due to the acquisition of one golf course property in the second quarter of 2001. The decrease in amortization expense was primarily due to: (i) a decrease in amortization of goodwill due to the adoption of SFAS 142 of approximately $132,000 and (ii) a decrease in leasehold amortization on one golf course property classified as held for sale which accounted for approximately $125,000 of the decrease.

The decrease in rent revenue was primarily attributable to: (i) the sale of fourteen golf course properties in 2002, which accounted for approximately $1,596,000 of the decrease and (ii) the sale of ten golf course properties in 2001, which accounted for approximately $1,338,000 of the decrease. These decreases were offset by: (i) the increase in rents of approximately $398,000 under the leases with respect to the golf course properties owned at December 31, 2000 and June 30, 2002 and (ii) an increase of approximately $256,000 due to the acquisition of one golf course property in the three months ended June 30, 2001. Income from discontinued operations includes rental income of approximately $685,000 and $1,030,000 for the three months ended June 30, 2002 and June 30, 2001, respectively.

The $678,000 increase in general and administrative expenses was primarily due to non recurring severance related costs incurred in the three months ending June 30, 2002.

Restructuring costs of approximately $4,609,000 were primarily attributable to non-recurring consultant and legal fees. The company incurred an additional impairment loss of approximately $6,323,000 related to two golf courses being classified as property held for sale, and a mortgage note receivable reduced to its net realizable value in the three months ended June 30, 2002.

Interest expense increased by approximately $536,000 to $9,145,000 for the three months ended June 30, 2002 compared to $8,609,000 for three months ended June 30, 2001. The increase was primarily attributable to an increase in amortization of loan costs of approximately $459,000. For the three months ended June 30, 2002, the Company paid fees of approximately $3 million to restructure and extend the maturity and forbearance agreement expiration dates.

    Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

Net income increased by approximately $7,919,000 to $16,283,000 for the six months ended June 30, 2002 compared to $8,364,000 for the six months ended June 30, 2001. The increase was primarily attributable to an increase in gains on sale of properties of approximately $23,843,000 and a decrease in depreciation and amortization expense of approximately $5,378,000 which were offset by a decrease in rent revenue of approximately $3,104,000 and increases in: (i) general and administrative expenses of approximately $678,000; (ii) operating expenses of approximately $435,000; (iii) restructuring costs of approximately $6,001,000; (iv) impairment losses of approximately $6,784,000 and (v) interest expense of approximately $532,000.

Gain on sale of assets from discontinued operations excludes the gain on sale of properties which were classified as property held for sale as of December 31, 2001. For the six months ended June 30, 2001, the Company realized a gain on sale of assets from discontinued operations in the amount of approximately $22,903,000. There was no gain on sale of assets from discontinued operations for the six months ended June 30, 2001.

The decrease in depreciation and amortization expense was due to a decrease in depreciation expense of approximately $4,863,000 and a decrease in amortization expense of approximately $515,000 The decrease in depreciation expense was primarily due to: (i) the sale of fourteen golf course properties during the six months ended June 30, 2002, which accounted for approximately $1,367,000 of the decrease, (ii) the sale of ten golf course properties in 2001, which accounted for approximately $1,074,000 of the decrease, and (iii) a decrease in depreciation expense on 22 properties classified as held for sale at June 30, 2002, which accounted for approximately $2,560,000 These decreases were offset by an increase of approximately $225,000 due to the acquisition of one golf course property in the second quarter of 2001. The decrease in amortization expense was primarily due to: (i) a decrease in amortization of goodwill due to the adoption of SFAS 142 of approximately $265,000 and (ii) a decrease in leasehold amortization on one golf course property classified as held for sale which accounted for approximately $249,000 of the decrease.

The decrease in rent revenue was primarily attributable to: (i) the sale of fourteen golf course properties in 2002, which accounted for approximately $2,139,000 of the decrease, and (ii) the sale of ten golf course properties in 2001, which accounted for approximately $2,786,000 of the decrease. These decreases were offset by: (i) the increase in rents of approximately $1,213,000 under the leases with respect to the golf course properties owned at December 31, 2000 and June 30, 2002, and (ii) an increase of approximately $608,000 due to the acquisition of one golf course property in the six months ended June 30, 2001. Income from discontinued operations includes rental income of approximately $1,731,000 and $2,059,000 for the six months ended June 30, 2002 and June 30, 2001, respectively.

The $650,000 increase in general and administrative expenses was primarily due to non recurring severance related costs incurred in the six months ending June 30, 2002.

Restructuring costs of approximately $6,001,000 were primarily attributable to non-recurring consultant and legal fees. The Company incurred approximately $435,000 of operating expenses related to two golf course properties owned or previously managed by unrelated third parties. The Company incurred impairment losses of approximately $6,784,000 related to two golf courses being classified as property held for sale, and a mortgage note receivable reduced to its net realizable value in the six months ended June 30, 2002.

Interest expense increased by $532,000 due to the amortization of loan fees related to forbearance agreements with respect to the Company’s credit facility. In the first six months of 2002, the Company paid fees of approximately $4.7 million to extend the maturity and forbearance agreement expiration dates.

Liquidity and Capital Resources

At June 30, 2002, the Company had approximately $62.4 million in cash and investments, mortgage notes receivable of approximately $15.2 million, mortgage indebtedness of approximately $396.2 million and uncollateralized indebtedness of approximately $3.6 million. The $399.8 million principal amount of mortgage and uncollateralized indebtedness bears interest at a weighted average rate of 7.28%. Of the $399.8 million of debt, $144.8 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2003 and 2008.

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for termination leases associated with ten golf courses sold in 2001. The Company recognized approximately $7.5 million of lease termination fees associated with asset sales in the six months ended June 30, 2000 which are payable by AGC. The aforementioned $16 million of lease termination charges have been included in the gain on sale, however, the Company has fully reserved this amount due from AGC.

As of August 13, 2002, AGC had paid to the Company approximately $55.3 million of rent, approximately $53.9 of which has been attributed to rent due for the six months ended June 30, 2002. As of August 13, 2002, GEI had paid to the Company approximately $3 million of rent, approximately $2.4 million of which has been attributed to rent due for the six months ended June 30, 2002. On August 13, 2002, the Company released approximately $5.2 million of capital improvement funding that had been accrued and payable to AGC and GEI at June 30, 2002 which was used to pay approximately $2.7 million of rent (included above) and to satisfy approximately $2.5 of other payables due to the Company from AGC. As of August 13, 2002, AGC owed approximately $15.3 of rent for the period January 1 through August 13, 2002. As of August 13, 2002, GEI was current in its rental obligations to the Company.

In order to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect funds from operations and will influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the leases with respect to the golf courses; (iii) any payment to the Company of percentage rent under the leases with respect to the golf courses; and (iv) increase in preferred distributions resulting from the issuance of Preferred Units. The Company will no longer be a REIT if its business combination with AGC and certain of AGC’s affiliates is consummated, and thus would no longer be required by law to make distributions. See Note 1 to the Consolidated Financial Statements. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Company and the Operating Partnership intend to review future dividend and distribution decisions on a quarterly basis.

Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. As of June 30, 2002, the Company may be required under the Leases to pay for various remaining capital improvements totaling approximately $13.5 million, approximately $5.2 million of which was accrued but unpaid at June 30, 2002. On August 13, 2002, the Company released all of such accrued amount which was used by AGC and GEI to pay rent and satisfy other payables to the Company. All of the obligations related to these projects are expected to be paid by the end of 2003. The Company believes these improvements will add value to the golf courses it owns and bring the quality of the golf courses up to the Company’s expected standards in order to enhance revenue growth. Upon the Company’s funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the Leases, the Company’s investment in such improvements. Any subsequent capital improvements are the responsibility of the lessee.

Future acquisitions will be made subject to the Company’s investment objectives and policies established to maximize both current income and long-term growth in income. The Company’s liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or Common Units as consideration for such purchases.

On June 28, 2002, the Company entered into an amendment and extension of credit agreement (the “Extension Agreement”) with certain of its lenders (the “Lenders”) on account of defaults under its unsecured credit facility. The credit facility originally consisted of (i) a $200 million revolver (the “Revolver”) and (ii) a $100 million term note (the “Term Note”) (collectively, the “Credit Facility”). Pursuant to the Extension Agreement, the maturity of the Credit Facility was extended to March 31, 2003 and the Lenders waived the existing defaults and all potential future events of default other than specified “major defaults.” Also on June 28, 2002, the Company entered into a note purchase override agreement (the “Override Agreement”) with the holders of its private placement notes issued pursuant to the Note Purchase Agreement, dated December 15, 1994, and Restated Note Agreement, dated July 1, 1996, by and among the Company and the noteholders party thereto (the “Noteholders”). Pursuant to the Override Agreement, the maturity of the notes was changed to March 31, 2003 and the Noteholders waived all potential future events of default other than specified “major defaults.”

In connection with these agreements, the Company granted mortgages and deeds of trust on its properties for the benefit of the Lenders and Noteholders. The Company entered into a security and collateral agency agreement with the Lenders and the Noteholders with respect to these mortgages and deeds of trust.

There were outstanding advances of $231.5 million and $298 million under the Credit Facility as of June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 the Company had outstanding advances on the Revolver and the Term Note of approximately $155,400,000 and $76,146,000, respectively. The Company had approximately $136 million and $154 million due to its Noteholders at June 30, 2002 and December 31, 2001, respectively.

On July 23, 2002, AGC entered into a restructuring agreement with certain of its lenders. Pursuant to the restructuring agreement, AGC has pledged certain securities granted leasehold mortgages on certain of its leases to the Company and certain of its lenders. Under the terms of the restructuring agreement, AGC is required to make specific principal amortization payments and repay the balance of its principal outstanding to these lenders by March 31, 2003. At June 30, 2002 the outstanding balances of such debt instruments for AGC were approximately $79.9 million.

In connection with the restructuring agreement, the Company agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Company by AGC, but only if necessary and to the extent necessary for AGC to make principal amortization payments to certain lenders and specified other payments, up to a specified maximum amount.

Management of the Company believes that the profitability of operations, positive cash flow and its ability to continue as a going concern may be dependent upon several factors described above, including the completion of the pending business combination with AGC, obtaining additional financing or equity and restructuring of the existing outstanding debt with its Lenders when it matures, disposing of assets and the ability of AGC to fulfill its lease payment obligations. Although no assurances can be given, management believes that if the above actions result in AGC’s return to profitability and positive cash flow, together with a restructuring of the Company’s and AGC’s outstanding debt at its maturity and additional financing or equity, it will enable the Company to continue operating as a going concern.

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

Other Data

The Company believes that to facilitate a clear understanding of the historical consolidated operating results, funds from operations should be examined in conjunction with net income as presented in the Consolidated Financial Statements. Funds from operations is considered by management as an appropriate measure of the performance of an equity REIT because it is predicated on cash flow analyses, which management believes is more reflective of the value of real estate companies such as the Company rather than a measure predicated on GAAP which gives effect to non-cash expenditures such as depreciation. Funds from operations is generally defined as net income (loss) plus certain non-cash items, primarily depreciation and amortization. Funds from operations should not be considered as an alternative to net income as an indication of the Company’s performance or as an alternative to cash flow, as defined by GAAP, as a measure of liquidity.

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company’s funds from operations for the six months ended June 30, 2002 and 2001.

	Six months ended June 30,
	2002	2001
	(In thousands)
Net income	$16,283	$8,364
Distributions—Preferred Units	(4,628)	(4,628)
Minority interest	14,168	9,967
Depreciation and amortization	14,480	19,883
Gain on sale of properties	(24,864)	(1,021)
Impairment loss	6,784	—
Straight-lined rent	(712)	(1,452)
Excess land sale	(27)	(36)
Depreciation—corporate	(5)	(4)

Funds from operations	21,479	31,073
Company’s share of funds from operations	63.19%	61.65%

Company’s funds from operations	$13,573	$19,157

In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Operating Partnership continues to accrue, but has not paid, distributions on its cumulative preferred operating partnership units. The Company intends to review future dividend and distribution decisions on a quarterly basis. The Company’s distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company’s investment objectives and policies.

Inflation

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

The following table sets forth the Company’s long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at June 30, 2002 (dollars in thousands):

	For the Period Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
Long-term debt:
Fixed-rate	$792	$137,060	$4,744	$1,430	$472	$339	$144,837
Average interest rate	8.00%	8.36%	8.00%	8.00%	8.00%	8.00%	8.30%
Variable-rate	106	250,316	252	279	279	3,758	254,990
Average interest rate	10.42%	7.22%	10.42%	10.42%	10.42%	10.42%	7.28%

Total debt	$898	$387,376	$4,996	$1,709	$751	$4,097	$399,827

The above schedule is based on contractual payments, including the maturity of the Credit Facility and private placement notes in 2003.

In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% change in interest rates will increase or decrease interest expense by approximately $2.5 million annually based on $254.9 million of variable-rate debt outstanding at June 30, 2002.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION
*10.54(1)	Employment agreement between National Golf Operating Partnership, L.P. and Paul W. Major dated June 20, 2002

*10.55(1)	Employment agreement between National Golf Operating Partnership, L.P. and Neil M. Miller dated June 20, 2002

99.1(1)	Certification of Periodic Report by Charles S. Paul

99.2(1)	Certification of Periodic Report by Neil M. Miller

*	Management contract or compensatory plan or arrangement.
(1)	Filed herewith.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

During the six months ended June 30, 2002, a total of thirteen related lawsuits were filed in California state and federal courts against the Company, its directors, and certain of its officers.

Three lawsuits were brought as purported federal securities class actions in U.S. District Court for the Central District of California (the “Federal Class Actions”), and have since been consolidated into a single action. The First Amended Consolidated Complaint alleges violations of the federal securities laws against the Company, AGC, David G. Price, and Dallas Price in connection with the Company’s publicly disclosed financial condition and accounting during a class period of May 11, 1999 through April 1, 2002, including the time of the May, 2001 secondary public offering of the Company’s common stock. The plaintiffs seek damages, as well as court costs and attorney’s fees.

Five lawsuits contain allegations similar to those in the Federal Class Actions, but were brought as derivative actions, purportedly on behalf of the Company. These lawsuits were filed in both Los Angeles County Superior Court and U.S. District Court for the Central District of California, and allege violations of fiduciary duties, waste of corporate assets, and violations of state securities laws against the Company’s directors. The factual allegations in these lawsuits concern the Company’s relationship with AGC, including the Company’s publicly disclosed financial condition and accounting at the time of the May, 2001 secondary public offering of the Company’s common stock. These derivative lawsuits seek damages, injunctive relief against the proposed merger between the Company and AGC, court costs, and attorney’s fees.

The remaining five lawsuits allege violations of fiduciary duties against the Company’s directors in connection with the Company’s proposed business combination with AGC. These cases were brought both as derivative and class actions, and have been consolidated in Los Angeles Superior Court under the caption In re National Golf Properties, Inc. Shareholder Litigation. These cases seek injunctive relief against the proposed merger, as well as court costs and attorney’s fees.

All of these actions are in their early stages, and no trial dates have been set. Management believes that the Company has meritorious defenses to these actions, and the defendants intend to defend themselves vigorously.

ITEM 2.    CHANGES IN SECURITIES

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

See footnotes four and seven in Part I, Item 1, and Liquidity and Capital Resources in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

Employment Agreement between National Golf Operating Partnership, L.P. and Paul W. Major.

Employment Agreement between National Golf Operating Partnership, L.P. and Neil M. Miller.

Certification of Periodic Report by Charles S. Paul

Certification of Periodic Report by Neil M. Miller

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

On April 26, 2002, the Company filed a report on Form 8-K, which reported under Item 5 the issuance of a press release announcing the resignation of James M. Stanich as President of the Company. Mr. Stanich will remain on the Company’s Board of Directors. The press release was filed as an exhibit to the Form 8-K.

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

On May 17, 2002, the Company filed a report on Form 8-K, which reported under Item 5 that the Company entered into a third amendment and extension of forbearance agreement with certain of its lenders on account of defaults under its unsecured credit facility. The third amendment and extension of forbearance agreement were filed as exhibits to the Form 8-K.

On June 4, 2002, the Company filed a report on Form 8-K, which reported under Item 5 that the Company entered into a fourth amendment and extension of forbearance agreement with certain of its lenders on account of defaults under its unsecured credit facility. The fourth amendment and extension of forbearance agreement were filed as exhibits to the Form 8-K.

On June 18, 2002, the Company filed a report on Form 8-K, which reported under Item 5 that the Company entered into a fifth amendment and extension of forbearance agreement with certain of its lenders on account of defaults under its unsecured credit facility. The fifth amendment and extension of forbearance agreement were filed as exhibits to the Form 8-K.

On July 1, 2002, the Company filed a report on Form 8-K, which reported under Item 5 that the Company and the Operating Partnership entered into an amendment and extension of credit agreement (the “Extension Agreement”) with certain of its lenders (the “Lenders”) on account of defaults under its unsecured credit facility. Pursuant to the Extension Agreement, the maturity of the credit facility was extended to March 31, 2003 and the Lenders waived the existing defaults and all potential future events of default other than specified “major defaults.” Also on June 28, 2002, the Company and the Operating Partnership entered into a note purchase override agreement (the “Override Agreement”) with the holders of its private placement notes issued pursuant to the Note Purchase Agreement, dated December 15, 1994, and Restated Note Agreement, dated July 1, 1996, by and among the Company, the Operating Partnership and the noteholders party thereto (the “Noteholders”). Pursuant to the Override Agreement, the maturity of the notes was changed to March 31, 2003 and the Noteholders waived all potential future events of default other than specified “major defaults.”

In connection with these agreements, the Operating Partnership granted mortgages and deeds of trust on its properties for the benefit of the Lenders and Noteholders. The Operating Partnership entered into a security and collateral agency agreement with the Lenders and the Noteholders with respect to these mortgages and deeds of trust.

The Extension Agreement, Override Agreement and Security and Collateral Agency Agreement were filed as exhibits to the Form 8-K.

On July 23, 2002, the Company filed a report on Form 8-K, which reported under Item 5 that the Company announced that AGC, the primary tenant of the Operating Partnership, entered into a restructuring agreement with its lenders.

Pursuant to the restructuring agreement between AGC, Bank of America and the holders of AGC’s private placement notes (the “AGC Noteholders”), AGC has pledged certain securities and granted leasehold mortgages on certain of its leases to the Operating Partnership, Bank of America and the AGC Noteholders.

In connection with the restructuring agreement, the Company entered into a facilitation agreement with AGC, David G. Price and certain affiliates. Under the facilitation agreement, the Company and the Operating Partnership agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Operating Partnership by AGC, but only if necessary and to the extent necessary for AGC to make principal amortization payments to Bank of America and its Noteholders and specified other payments, up to a specified maximum amount.

In connection with the restructuring agreement, David G. Price and certain affiliates provided limited guaranties of AGC’s obligations to Bank of America and the AGC Noteholders by pledging approximately 3.6 million shares of the Company’s common stock and partnership units of the Operating Partnership owned by David G. Price, granting a second deed of trust with respect to real property owned by one of these affiliates and granting leasehold mortgages with respect to certain lease agreements to which one of these affiliates is lessee. In connection with David G. Price’s pledge of common stock of the Company and partnership units of the Operating Partnership, the Company has entered into a unit exchange and registration rights agreement with AGC’s lenders with respect to these shares and units.

David G. Price and certain affiliates are required to substitute cash collateral for the pledged shares of the Company’s common stock and units in the Operating Partnership and the second deed of trust granted to Bank of America and the AGC Noteholders. In connection with this cash collateral requirement, the Company entered into a unit exchange and registration rights agreement with David G. Price relating to his shares of Company’s common stock and NGOP partnership units.

The restructuring agreement, the facilitation agreement, registration rights agreements and related agreements were filed as exhibits to the Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL GOLF PROPERTIES, INC.

Date: August 14, 2002	By:	/s/ NEIL M. MILLER
Neil M. Miller Chief Financial Officer