Form 10-Q
period 2002-09-30
NATIONAL GOLF PROPERTIES INC
filed 2002-11-15
CIK 905897

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

13,119,148 shares of common stock, $.01 par value, as of November 14, 2002

NATIONAL GOLF PROPERTIES, INC.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2002	December 31, 2001
ASSETS
Property:
Land	$66,027	$71,699
Buildings	192,782	202,387
Ground improvements	325,424	347,586
Furniture, fixtures and equipment	37,226	38,650
Leasehold rights	22,271	23,643
Construction in progress	22,752	20,244

	666,482	704,209
Less: accumulated depreciation	(175,307)	(163,617)

Net property	491,175	540,592
Property held for sale, net	74,223	110,781
Cash and cash equivalents	74,298	63,445
Mortgage notes receivable	13,315	15,442
Investment in joint venture	6,407	6,606
Due from affiliate, net	6,246	—
Other assets, net	25,019	29,358

Total assets	$690,683	$766,224

LIABILITIES AND STOCKHOLDERS’ EQUITY
Notes payable	$371,126	$484,452
Accounts payable and other liabilities	34,867	14,099
Due to affiliate, net	—	3,297

Total liabilities	405,993	501,848

Minority interest	171,198	163,864

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized—none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 13,119,148 shares issued and outstanding at September 30, 2002 and 13,121,148 shares issued and outstanding at December 31, 2001	131	131
Additional paid in capital	114,833	102,763
Unamortized restricted stock compensation	(1,472)	(2,382)

Total stockholders’ equity	113,492	100,512

Total liabilities and stockholders’ equity	$690,683	$766,224

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For the three months ended September 30, 2002	For the three months ended September 30, 2001
Revenues:
Rent from affiliates	$12,124	$28,036
Rent	186	319
Revenue from operations	547	—
Equity in income from joint venture	143	132

Total revenues	13,000	28,487

Expenses:
General and administrative	1,942	1,469
Operating expenses	636	—
Bad debt expense	930	—
Restructuring costs	3,570	—
Depreciation and amortization	6,845	9,689

Total expenses	13,923	11,158

Operating (loss) income	(923)	17,329
Other income (expense):
Interest income	600	331
Gain (loss) on sale of properties	13,129	(4,956)
Other income	204	33
Interest expense	(14,120)	(8,800)

(Loss) income from continuing operations	(1,110)	3,937
Discontinued operations:
Loss on sale of assets	(70)	—
Income from discontinued operations	414	1,060

(Loss) income before minority interest	(766)	4,997
Income applicable to minority interest	(1,339)	(3,441)

Net (loss) income	$(2,105)	$1,556

Earnings per share—Basic:
(Loss) income from continuing operations	$(0.16)	$0.08
Income from discontinued operations	—	0.04

Basic earnings per share	$(0.16)	$0.12

Weighted average number of shares	13,036	12,937
Earnings per share—Diluted:
(Loss) income from continuing operations	$(0.16)	$0.08
Income from discontinued operations	—	0.04

Diluted earnings per share	$(0.16)	$0.12

Weighted average number of shares	13,124	13,115
Distribution declared per common share outstanding	$—	$0.46

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amounts)

	For the nine months ended September 30, 2002	For the nine months ended September 30, 2001
Revenues:
Rent from affiliates	$64,401	$82,824
Rent	558	956
Revenue from operations	547	—
Equity in income from joint venture	425	380

Total revenues	65,931	84,160

Expenses:
General and administrative	5,500	4,377
Operating expenses	1,071	—
Bad debt expense	930	—
Restructuring costs	9,571	—
Depreciation and amortization	21,178	29,400
Impairment loss	6,784	—

Total expenses	45,034	33,777

Operating income	20,897	50,383
Other income (expense):
Interest income	1,769	1,014
Gain (loss) on sale of properties	15,090	(3,935)
Other income	152	96
Interest expense	(33,201)	(27,349)

Income from continuing operations	4,707	20,209

Discontinued operations:
Gain on sale of assets	22,833	—
Income from discontinued operations	2,145	3,119

Income before minority interest	29,685	23,328
Income applicable to minority interest	(15,507)	(13,408)

Net income	$14,178	$9,920

Earnings per share—Basic:
Income from continuing operations	$0.19	$0.66
Income from discontinued operations	0.90	0.11

Basic earnings per share	$1.09	$0.77

Weighted average number of shares	13,030	12,884

Earnings per share—Diluted:
Income from continuing operations	$0.18	$0.65
Income from discontinued operations	0.90	0.11

Diluted earnings per share	$1.08	$0.76

Weighted average number of shares	13,121	13,062
Distribution declared per common share outstanding	$—	$1.38

The accompanying notes are an integral part of these consolidated financial statements.

NATIONAL GOLF PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the nine months ended September 30, 2002	For the nine months ended September 30, 2001
Cash flows from operating activities:
Net income	$14,178	$9,920
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,178	29,400
Amortization of loan costs	4,143	1,498
Amortization of restricted stock	855	1,127
Minority interest in earnings	15,507	13,408
Distributions from joint venture, net of equity in income	199	261
(Gain) loss on sale of properties	(37,923)	3,935
Impairment loss	6,784	—
Straight-line rent	(988)	(2,199)
Changes in assets and liabilities:
Other assets	7,477	(3,089)
Accounts payable and other liabilities	7,997	10,329
Due from/to affiliate	(10,718)	(1,982)

Net cash provided by operating activities	28,689	62,608

Cash flows from investing activities:
Proceeds from sale of available-for-sale securities	—	200
Issuance of mortgage note receivable	(73)	—
Purchase of property and related assets	(5,204)	(22,773)
Proceeds from insurance settlements	1,413	—
Proceeds from sale of property and related assets	103,405	19,652

Net cash provided by (used in) investing activities	99,541	(2,921)

Cash flows from financing activities:
Principal payments on notes payable	(113,632)	(94,379)
Proceeds from notes payable	—	74,000
Loan costs	(3,745)	(555)
Proceeds from stock options exercised	—	1,179
Cash distributions	—	(17,763)
Limited partners’ cash distributions	—	(17,240)

Net cash used in financing activities	(117,377)	(54,758)

Net increase in cash and cash equivalents	10,853	4,929
Cash and cash equivalents at beginning of period	63,445	1,528

Cash and cash equivalents at end of period	$74,298	$6,457

Supplemental cash flow information:
Interest paid	$23,552	$20,680
Taxes paid	$153	$131

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

On September 14, 2002, the Company and the Operating Partnership entered into a definitive merger agreement (the “Merger Agreement”) with NGP LLC, a Delaware limited liability company (“Buyer”), and New NGOP LLC, a Delaware limited liability company, which is wholly owned by Buyer, its sole member.

Under the terms of the Merger Agreement, the Company will merge into Buyer, with Buyer remaining as the surviving corporation (the “NGP Merger”), and New NGOP LLC will merge into the Operating Partnership, with the Operating Partnership remaining as the surviving partnership (the “NGOP Merger”). In the NGP Merger, each share of common stock of the Company, par value $0.01 per share (“NGP Common Stock”) (other than any shares of NGP Common Stock to be cancelled pursuant to the Merger Agreement) will be converted into the right to receive $12.00 in cash without interest, less any dividends or distributions paid on such share by NGP prior to the closing of NGP Merger. In the NGOP Merger, each common unit of the Operating Partnership (the “NGOP Common Units”) (other than any NGOP Common Units to be cancelled pursuant to the Merger Agreement and any NGOP Common Units held by the Company, American Golf Corporation (“AGC”) and Golf Enterprises, Inc. (“GEI”) or other subsidiaries of New AGC LLC) will be converted into the right to receive $12.00 in cash without interest, less any distributions paid on such NGOP Common Unit prior to the closing of the NGOP Merger.

Buyer is owned by an investor group comprised of Goldman Sachs’ GS Capital Partners 2000, L.P. (“GS Capital Partners”), Goldman Sachs’ Whitehall Street Global Real Estate Limited Partnership 2001 (“Whitehall”) and Starwood Capital Group’s SOF-VI U.S. Holdings, L.L.C. (“Starwood”). An affiliate of GS Capital Partners, Whitehall, and Starwood will also purchase the outstanding equity interests of AGC pursuant to a Purchase Agreement, dated as of September 14, 2002, between New AGC LLC, AGC, GEI, David G. Price, Dallas P. Price, the David G. Price Trust, the Dallas P. Price Trust, and certain other persons (the “AGC Agreement”). AGC shareholders and certain affiliates will receive aggregate consideration of $10,000 in cash, 2% of the equity securities of NGP LLC and a warrant in relation to 2% of the equity securities in New AGC LLC.

In connection with the transactions described above, the Company has entered into an Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of September 14, 2002, with the Operating Partnership, AGC, GEI, the David G. Price Trust, the Dallas P. Price Trust, David G. Price and Dallas P. Price, American International Golf, Inc. and certain other persons (the “Amended and Restated Reorganization Agreement”).

The Merger Agreement, the AGC Agreement and the Amended and Restated Reorganization Agreement are filed as exhibits to the Company’s Form 8-K filed September 18, 2002. In the event either transaction is not

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completed (or is materially delayed), there may be serious adverse consequences on the results of operations, financial condition and cash flows of both the Company and AGC.

In order to maintain its qualification as a Real Estate Investment Trust (“REIT”) for federal income tax purposes, the Company has had to make substantial distributions to its stockholders. The Company will no longer be a REIT if the NGP Merger or its business combination with AGC and certain of AGC’s affiliates is consummated, and thus would no longer be required by law to make distributions. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Company and the Operating Partnership intend to review future dividend and distribution decisions on a quarterly basis. Distributions of approximately $0.40 per NGOP Common Unit (which related to property sales by the Operating Partnership and were required to be made pursuant to the Operating Partnership partnership agreement) were made to the holders of common units (other than National Golf Properties, Inc.) on October 31, 2002, and the per unit consideration to be paid with respect to each common unit in the NGOP Merger will be reduced by that amount.

The consolidated financial statements include the accounts of the Company and the Operating Partnership. All significant intercompany transactions and balances have been eliminated.

The accompanying consolidated financial statements for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles (“GAAP”) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. The accompanying consolidated balance sheet as of December 31, 2001 has been derived from the audited financial statements, but does not include all disclosures required by GAAP.

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

The computation of basic earnings per share is computed by dividing net income by the weighted average number of outstanding common shares during the period. The computation of diluted earnings per share is based on the weighted average number of outstanding common shares during the period and the incremental shares, using the treasury stock method, from stock options and unvested restricted stock. The incremental shares for the three months ended September 30, 2002 and 2001 were 88,718 and 178,255, respectively. The incremental shares for the nine months ended September 30, 2002 and 2001 were 91,250 and 177,980, respectively.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FAS Nos. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145”), which is effective for fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, SFAS 44 and SFAS 64 and amends SFAS 13 to modify the accounting for sales-leaseback transactions. SFAS 4 required the classification of gains and losses resulting from extinguishments of debt to be classified as extraordinary items. SFAS 64 amended SFAS 4 and is no longer necessary because SFAS 4 has been rescinded. The Company does not expect SFAS 145 to have a material impact on the Company's consolidated financial statements.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, management cannot determine the potential effects that adoption of SFAS No. 146 will have on the Company’s consolidated financial statements.

(2)  Property Sales and Property Held for Sale

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for terminating leases associated with ten golf courses sold in 2001. The Company also recognized approximately $12.8 million of lease termination fees associated with asset sales in the nine months ended September 30, 2002 which are payable by AGC. The aforementioned $21.3 million of lease termination charges have been included in the gain on sale, however the Company has fully reserved this amount due from AGC. See Note 7 for a discussion regarding AGC.

For the three months ended September 30, 2002, the Company sold six golf courses for approximately $31.5 million. The Company received net cash proceeds of approximately $30.5 million.

For the nine months ended September 30, 2002, the Company sold 20 golf course facilities, listed below, for approximately $105.1 million. The Company received net cash proceeds of approximately $100.9 million.

Sales

Sale Date	Course Name	Location	Net Gain/(Loss) On Sale
			(in thousands)
1/11/02	The Golf Club at Paw Creek	Charlotte, North Carolina	$5
2/13/02	Carolina Shores Golf & Country Club	Calabash, North Carolina	(26)
2/13/02	Oakridge Country Club	Garland, Texas	578
2/25/02	Creekside Golf Club	Salem, Oregon	49
2/26/02	Heather Ridge Country Club	Aurora, Colorado	897
2/28/02	Red Mountain Ranch Country Club	Mesa, Arizona	(29)
4/4/02	Country Club of Hershey (“CCH”) and CCH South Course	Hershey, Pennsylvania	12,812
4/12/02	Woodland Creek Golf Course	Andover, Michigan	24
4/12/02	Dub’s Dread Golf Course	Kansas City, Kansas	496
4/22/02	Colonial Charters Golf Course	Longs, South Carolina	(10)
5/10/02	SeaCliff Country Club	Huntington Beach, California	10,020
5/30/02	Brandermill Country Club	Midlothian, Virginia	(20)
6/19/02	Mesquite Golf & Country Club	Palm Springs, California	(37)
7/25/02	The Links at Stono Ferry	Charleston, South Carolina	1,164
8/1/02	Brigantine Golf Links	Brigantine, New Jersey	1,529
8/7/02	The Links at Northfork	Ramsey, Minnesota	840
8/27/02	Carmel Mountain Ranch Country Club	San Diego, California	(543)
9/5/02	Camarillo Springs Golf Course	Camarillo, California	8,624
9/6/02	Villa de Paz Golf Course	Phoenix, Arizona	1,550

	Net Gain		$37,923

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2002, 17 golf course properties were classified as held for sale. The Company did not recognize any impairment losses in the three months ended September 30, 2002. The Company recognized impairment losses of approximately $6,784,000 in the net carrying value of three properties being classified as held for sale and a mortgage note receivable reduced to its net realizable value in the nine months ended September 30, 2002. Rental income recognized on 33 golf course properties held for sale during the period was approximately $3,933,000 and $14,053,000 in the three and nine month periods ended September 30, 2002, respectively. No properties were classified as held for sale in the nine months ended September 30, 2001.

Pursuant to the NGP Merger Agreement the Company must obtain approval of the Buyer prior to selling a golf course.

The carrying value of property held for sale at September 30, 2002 and December 31, 2001 was as follows:

	September 30, 2002	December 31, 2001
	(in thousands)
Property held for sale
Land	$10,649	$15,932
Buildings	23,285	43,032
Ground improvements	53,745	78,713
Furniture, fixtures and equipment	5,189	9,155
Leasehold rights	0	1,959
Construction in progress	3,242	4,960

	96,110	153,751

Less: accumulated depreciation	(22,059)	(43,208)

Subtotal	74,051	110,543
Goodwill	172	238

Net property held for sale	$74,223	$110,781

Straight-lined rent	$1,792	$2,580

(3)  Lease Rental Agreements

GAAP requires, for leases with fixed increases in rent, the total rent revenue over the lease period be recognized on a straight-lined basis. For the three months ended September 30, 2002 and 2001, the straight-lining of rent resulted in additional rent revenue of approximately $275,000 and $747,000, respectively. For the nine months ended September 30, 2002 and 2001, the straight-lining of rent resulted in additional rent revenue of approximately $988,000 and $2,199,000, respectively. The balance of accrued straight-lined rent was approximately $8.7 million and $9 million at September 30, 2002 and December 31, 2001, respectively.

(4)  Notes Payable

The Company had an unsecured credit facility with a group of lenders led by Bank One (the “Lenders”) which was amended on June 28, 2002. The credit facility originally consisted of (i) a $200 million revolver (the “Revolver”) and (ii) a $100 million term note (the “Term Note”) (collectively, the “Credit Facility”). At September 30, 2002, the Company had outstanding advances on the Revolver and the Term Note of approximately $143,423,000 and $70,277,000, respectively. The Company’s Credit Facility required AGC, the Company’s primary lessee, to maintain a certain fixed charge coverage ratio and to be in compliance with AGC’s

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debt instruments. For the quarters ended December 31, 2001 and March 31, 2002, AGC had not achieved such ratio and also was not in compliance with certain provisions of AGC’s debt instruments and, accordingly, the Company was in default under the Credit Facility. On June 28, 2002, the Company entered into an amendment and extension of the Credit Facility (the “Extension Agreement”) with the Lenders. Pursuant to the Extension Agreement, the maturity of the Credit Facility was extended to March 31, 2003 and the Lenders waived the existing defaults and all potential future events of default other than specified “major defaults.” This agreement eliminated the financial covenants in the Credit Facility relating to AGC, other than a minimum EBITDAR ratio. In addition, pursuant to the Extension Agreement, the Lenders’ revolving commitment was terminated and no further borrowings under the Revolver or Term Note are permitted. Also on June 28, 2002, the Company entered into a note purchase override agreement (the “Override Agreement”) with the holders of its private placement notes issued pursuant to the Note Purchase Agreement, dated December 15, 1994, and Restated Note Agreement, dated July 1, 1996, by and among the Company and the noteholders party thereto (the “Noteholders”). Pursuant to the Override Agreement, the maturity of the notes was changed to March 31, 2003 and the Noteholders waived all potential future events of default other than specified “major defaults.” The Company had approximately $126.1 million and $154.3 million due to its Noteholders at September 30, 2002 and December 31, 2001, respectively.

In connection with these agreements, the Company granted mortgages and deeds of trust on its properties for the benefit of the Lenders and Noteholders. The Company entered into a security and collateral agency agreement with the Lenders and the Noteholders with respect to these mortgages and deeds of trust. The Extension Agreement, Override Agreement and collateral agency agreement are filed as exhibits to the Company’s Form 8-K filed July 1, 2002. The Company expects to incur additional costs under the security and collateral agreements. The total cost is not known, however, the amount may exceed $2 million.

On July 23, 2002, AGC entered into a restructuring agreement with certain of its lenders (the “AGC Restructuring Agreement”). Pursuant to the AGC Restructuring Agreement, AGC has pledged certain securities and granted leasehold mortgages on certain of its leases to the Company and certain of its lenders. Under the terms of the AGC Restructuring Agreement, AGC is required to make specified principal amortization payments and repay the balance of its principal outstanding to these lenders on March 31, 2003. At September 30, 2002 the outstanding balances of such debt instruments for AGC were approximately $68.9 million.

In connection with the AGC Restructuring Agreement, the Company agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Company by AGC and GEI, but only if necessary and to the extent necessary for AGC to make principal amortization payments to certain lenders and specified other payments, up to a specified maximum amount. Under the rent deferral agreement, the Company has also agreed to defer payment of lease termination fees by AGC. These agreements were filed as exhibits to the Company’s Form 8-K filed July 23, 2002.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the Company’s long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at September 30, 2002 (dollars in thousands):

	For the Period Ended December 31,					Thereafter	Total
	2002	2003	2004	2005	2006
Long-term debt:
Fixed-rate	$402	$127,139	$4,746	$1,458	$353	$339	$134,437
Average interest rate	8.00%	8.36%	8.00%	8.00%	8.00%	8.00%	8.35%
Variable-rate	53	232,066	252	279	279	3,760	236,689
Average interest rate	10.14%	7.33%	10.14%	10.14%	10.14%	10.14%	7.39%

Total debt	$455	$359,205	$4,998	$1,737	$632	$4,099	$371,126

The above schedule is based on contractual payments, including the maturity of the Credit Facility and private placement notes in 2003.

At September 30, 2002, approximately $368 million of the Company’s $371.1 million of notes outstanding, including the Credit Facility, were collateralized by substantially all of the Company’s properties. At December 31, 2001 approximately $28.6 million of the Company’s $484.5 million of notes outstanding were collateralized.

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

	For the nine months ended September 30,
	2002	2001
	(In thousands, except per share amounts)
Revenues from rental property	$61,908	$76,981
Net income	$(10,801)	$8,327
Basic earnings per share	$(0.83)	$0.65
Diluted earnings per share	$(0.82)	$0.64

The pro-forma financial information includes the following adjustments: (i) a decrease in rent from affiliates in 2002 and 2001; (ii) a decrease in depreciation expense in 2002 and 2001; (iii) the elimination of the gains on sale of properties in 2002; and (iv) a decrease in interest expense in 2002 and 2001.

(6)  Statement of Cash Flows—Supplemental Disclosures

Non-cash transactions for the nine months ended September 30, 2002 include the Company’s foreclosure on a $2,000,000 mortgage note receivable, and taking ownership of the golf course property which secured the note. Also, at September 30, 2002, the Company had accrued but not paid approximately $766,000 in golf course improvements due to AGC.

Non-cash transactions for the nine months ended September 30, 2002 also include approximately $3 million of deferred loan costs related to the restructuring agreement with certain lenders to the Company.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7)  Other Data

AGC is the lessee or manager of all but one of the golf course properties in the Company’s portfolio at September 30, 2002. David G. Price, the Chairman of the Board of Directors of the Company, owns approximately 2.7% of the Company’s outstanding Common Stock and approximately 16.6% of the Common Units of the Operating Partnership and a controlling interest in AGC. AGC is a golf course management company that operates a diverse portfolio of golf courses for a variety of golf course owners including municipalities, counties and others. AGC does not own any golf courses, but rather manages and operates golf courses either as a lessee under leases, generally triple net, or pursuant to management agreements. AGC derives revenues from the operation of golf courses principally through receipt of green fees, membership initiation fees, membership dues, golf cart rentals, driving range charges and sales of food, beverages and merchandise.

The following table sets forth certain condensed financial information concerning AGC:

	September 30, 2002	December 31, 2001
	Unaudited
	(In thousands)
Current assets	$94,603	$79,184
Non-current assets	191,782	190,970

Total assets	$286,385	$270,154

Current liabilities	$273,631	$228,698
Long-term liabilities	111,486	99,885
Minority interest	316	211
Shareholders’ deficit	(99,048)	(58,640)

Total liabilities and shareholders’ deficit	$286,385	$270,154

The following tables compare AGC’s operating results and cash flows for the nine months ended September 30, 2002 and 2001:

	For the nine months ended September 30,
	2002	2001
	Unaudited	Unaudited Restated
	(In thousands)
Revenues:
Total revenues	$530,780	$577,626

Costs and expenses:
Total operating expenses excluding net loss on disposal and impairment of assets, lease termination fees and restructuring costs	535,273	586,147
Net loss on disposal and impairment of assets, and lease termination fees	21,096	4,065
Restructuring costs	11,195	—

Total costs and expenses	567,564	590,212

Operating loss	$(36,784)	$(12,586)

Net loss	$(40,414)	$(13,884)

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the nine months ended September 30,
	2002	2001
	Unaudited	Unaudited
	(In thousands)
Cash flows:
Net cash provided by (used in) operating activities	$32,714	$(9,389)
Net cash used in investing activities	(12,922)	(5,701)
Net cash (used in) provided by financing activities	(10,438)	15,246
Effect of exchange rate changes on cash and cash equivalents	344	92

Net increase in cash and cash equivalents	9,698	248
Beginning cash and cash equivalents	12,390	341

Ending cash and cash equivalents	$22,088	$589

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

In March 2002, AGC determined that it had not consistently recognized the minimum scheduled rent increases on certain operating leases on a straight-lined basis over the term of the respective leases. Accordingly, AGC’s financial statements for the years ended December 31, 2000 and 1999 in addition to the ending balance in retained earnings at December 31, 1998 had been restated to recognize the minimum scheduled rent increases on a straight-lined basis for those leases which had not previously been accounted for on such basis. For the nine months ended September 30, 2001, rent expense has been increased by $1.7 million to reflect this restatement.

AGC also receives payments for various annual, calendar-year memberships and time share dues throughout any given year, which are recognized as revenue over the period the benefit is extended to the member or owner. During the nine months ended September 30, 2002, AGC has received more payments than should be recorded as revenue during this period. For interim reporting purposes, AGC has deferred approximately $1.3 million of these payments and recorded this amount as other deferred revenue as of September 30, 2002. For comparison purposes, an adjustment of approximately $1.3 million has been made to the revenue recorded during the nine months ended September 30, 2001 to similarly defer payments received. In addition, the operating results for the nine months ended September 30, 2001 include certain other adjustments, which resulted in an increase in the net loss of approximately $113,000.

The following is a summary of the impact of the restatement and other adjustments for the nine months ended September 30, 2001:

(In thousands)
Net loss—as reported	$(10,768)

Net loss—as restated and adjusted	$(13,884)

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total revenues from golf course operations and management agreements for AGC decreased by $46.8 million, or 8.1%, to $530.8 million during the nine months ended September 30, 2002 compared to $577.6 million for the nine months ended September 30, 2001. This decrease was primarily due to the sale or termination of 43 golf course leases resulting in a decrease of approximately $42.6 million offset by an increase of approximately $9.6 million due to the acquisition of 10 new leases since December 31, 2000. Additionally, same course revenues have declined in most markets due to general economic conditions, increased competition for golfers and continued effects of September 11, 2001 on certain destination markets.

Total costs and expenses decreased by approximately $22.6 million, or 3.8%, to $567.6 million for the nine months ended September 30, 2002 compared to $590.2 million for the nine months ended September 30, 2001. This decrease represents a decrease in operating expenses of approximately $50.8 million offset by a net increase of approximately $17.0 million attributable to net loss on disposals and impairment of assets and lease termination fees as well as an increase of approximately $11.2 million of costs related to the proposed acquisition and debt restructuring of AGC during the nine months ended September 30, 2002. The decrease in operating expenses is due in part to 33 fewer courses in AGC’s portfolio for the nine months ended September 30, 2002 compared to the same period in 2001. In addition, the reduction in operating expenses, including general and administrative costs, is also attributable to AGC’s continued review of appropriate actions to reduce course operating costs and general and administrative costs without compromising golf course conditions and customer service standards.

The net loss of $40.4 million for the nine months ended September 30, 2002 represents an increase of $26.5 million over the net loss of $13.9 million for the corresponding nine months of 2001. This increase is due to net loss on disposals and impairment of assets and lease termination fees of approximately $21.1 million and restructuring costs of approximately $11.2 million during the nine months ended September 30, 2002 less $4.1 million of disposition costs during the nine months ended September 30, 2001. Excluding an increase in disposition and restructuring costs of approximately $28.2 million, AGC’s net loss decreased by approximately $1.7 million for the nine months ended September 30, 2002 compared to the corresponding period in 2001. This decrease was primarily attributed to company-wide expense reductions implemented in late 2001 coupled with favorable weather in the Northeast region during the first quarter and California throughout most of the year. This was offset by decreased demand in certain markets due to soft economic conditions, increased competition and the continued effects of September 11, 2001 on certain destination markets, particularly Las Vegas, Nevada and Phoenix, Arizona.

On July 23, 2002, AGC entered into the AGC Restructuring Agreement with certain of its lenders. Pursuant to the AGC Restructuring Agreement, AGC has pledged certain securities and granted leasehold mortgages on certain of its leases to the Company and certain of its lenders. Under the terms of the AGC Restructuring Agreement, AGC is required to make specified principal amortization payments and repay the balance of its principal outstanding to these lenders on March 31, 2003. At September 30, 2002 the outstanding balances of such debt instruments for AGC were approximately $68.9 million.

Prior to entering into the AGC Restructuring Agreement, AGC was not in compliance with certain of its financial covenants related to its revolving credit facility and the 9.6% collateralized notes. Pursuant to the AGC Restructuring Agreement, the bank and the noteholders agreed to waive the defaults other than specified “major defaults” through the earlier of March 31, 2003 or the consummation of the sale of AGC (Note 1). Certain of AGC’s debt instruments include cross-default provisions pursuant to which a default under one instrument may cause a default under one or more other instruments. As of September 30, 2002, the outstanding balances of instruments of AGC’s subsidiaries containing cross default provisions were $13,934,000. The non payment and covenant breaches put AGC into default on approximately $82,846,000 of outstanding debt. Accordingly, the outstanding debt has been classified in current liabilities in the consolidated balance sheet at September 30, 2002.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the AGC Restructuring Agreement, the Company agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Company by AGC and GEI, but only if necessary and to the extent necessary for AGC to make principal amortization payments to certain lenders and specified other payments, up to a specified maximum amount. Under the rent deferral agreement, the Company has also agreed to defer payment of lease termination fees by AGC. These agreements are filed as exhibits to the Company’s Form 8-K filed July 23, 2002.

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for terminating leases associated with ten golf courses sold in 2001. The Company also recognized approximately $12.8 million of lease termination fees associated with asset sales in the nine months ended September 30, 2002 which are payable by AGC. The aforementioned $21.3 million of lease termination charges have been included in the gain on sale, however, the Company has fully reserved this amount due from AGC.

The amount receivable from AGC and GEI, excluding straight-lined rent, as of September 30, 2002 was approximately $44.6 million (of which approximately $532,000 relates to GEI), approximately $21.3 million of which is related to lease terminations, approximately $22.5 million is related to rent (or percentage rent) payments receivable and approximately $1.5 million of other receivables which are offset by accrued but unpaid capital expense reimbursements due to AGC of approximately $766,000. The Company has established a reserve of approximately $38.4 million related to these amounts. The net amount receivable at September 30, 2002, was approximately $6.2 million. AGC continues to carry the full amounts owed to the Company in its financial statements.

As of November 12, 2002, AGC had paid to the Company approximately $63.8 million of rent, all of which has been attributed to amounts due for the nine months ended September 30, 2002. As of November 12, 2002, GEI had paid to the Company approximately $3 million of rent, all of which has been attributed to amounts due for the nine months ended September 30, 2002. On November 7, 2002, the Company released approximately $2.4 million of capital improvement funding that had been accrued and payable to AGC, which was used to pay rent (included above). As of November 12, 2002, AGC owed approximately $30.4 million of rent to the Company for the period January 1 through November 1, 2002. As of November 12, 2002, GEI owed approximately $1.3 million of rent to the Company for the period January 1 through November 1, 2002.

(8)  Commitments and Contingencies

During the nine months ended September 30, 2002, a total of thirteen related lawsuits were filed in California state and federal courts against the Company, its directors, and certain of its officers.

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

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

publicly disclosed financial condition and accounting at the time of the May, 2001 secondary public offering of the Company’s common stock. These derivative lawsuits seek damages, injunctive relief against the proposed merger between the Company and AGC, court costs, and attorney’s fees.

The remaining five lawsuits allege violations of fiduciary duties against the Company’s directors in connection with the Company’s proposed business combination with AGC. These cases were brought both as derivative and class actions, and have been consolidated in Los Angeles Superior Court under the caption In re National Golf Properties, Inc. Shareholder Litigation. These cases seek injunctive relief against the proposed merger, as well as court costs and attorney’s fees. On November 5, 2002, plaintiffs filed a consolidated amended complaint, omitting all derivative claims and asserting, on behalf of a purported class of holders of the Company's common stock, claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty. On November 7, 2002, plaintiffs' counsel informed the court that plaintiffs intended to file a motion for preliminary injunction with respect to their claims. The court set a hearing date of December 12, 2002 on the motion, and ordered plaintiffs to file the motion no later than November 25, 2002.

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

For the nine months ended September 30, 2002, AGC experienced a net operating loss of approximately $36.8 million and a net loss of approximately $40.4 million. Prior to the AGC Restructuring Agreement, AGC was not in compliance with certain covenants under its revolving credit facility and private placement notes. The Company announced on July 23, 2002 that AGC entered into the AGC Restructuring Agreement with its lenders. See Note 7. A default will occur under certain of the Company’s debt instruments if AGC fails to meet a specified minimum EBITDAR ratio. As of September 30, 2002, the outstanding balance of such instruments of the Company was approximately $68.9 million. AGC currently satisfies the required EBITDAR ratio.

There can be no assurances that the Company or AGC will be able to satisfy the financial and other covenants in its debt instruments in the future or that the Company’s or AGC’s lenders will grant waivers of any defaults or that the Company or AGC will be able to refinance, replace, extend or repay its outstanding indebtedness on favorable terms or at all prior to the maturity of such indebtedness.

These matters raise substantial doubt about the Company’s ability to continue as a going concern. Accordingly, the consolidated financial statements included herein are subject to material uncertainties. Management of the Company believes that the profitability of operations, positive cash flow and its ability to continue as a going concern may be dependent upon several factors, including the completion of the NGP Merger or the pending business combination with AGC discussed in Note 1, obtaining additional financing or equity and restructuring of the existing outstanding debt with its Lenders when it matures, disposing of assets and the ability of AGC to fulfill its lease payment obligations. Although no assurances can be given, management believes that if the above actions result in AGC’s return to profitability and positive cash flow, together with a restructuring of the Company’s and AGC’s outstanding debt at its maturity and additional financing or equity, it will enable the Company to continue operating as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NATIONAL GOLF PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)  Subsequent Events

Distributions of approximately $0.40 per NGOP Common Unit (which related to property sales by the Operating Partnership and were required to be made pursuant to the Operating Partnership partnership agreement) were made to the holders of common units (other than National Golf Properties, Inc.) on October 31, 2002, and the per unit consideration to be paid with respect to each common unit in the NGOP Merger will be reduced by that amount.

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

•
statements that include any forecasts, projections or descriptions of anticipated cost savings or of anticipated funds available for distribution, and statements incorporated by reference from documents filed by the Company with the Securities and Exchange Commission (“SEC”) and any statements made in this Form 10-Q or in our other documents filed with the SEC regarding future cash flows, business prospects, revenues, working capital, liquidity, financing sources and availability, capital needs, interest costs and income;

•	any statements preceded by, followed by or that include the words “believes,” “expects,” “plans,” “estimates,” “anticipates,” “assumes,” “intends,” “could,” “may,” “will” or similar expressions;

•	any other statements contained or incorporated by reference herein regarding matters that are not historical facts;

•	the Company may not be able to successfully complete the terms of the Merger Agreement; and

•	the Company may not be able to successfully complete the terms of the merger and reorganization agreement with AGC and certain of its affiliates.

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

The Company’s future results of operations may be impacted as a result of one or more of the following factors which impact the results of operations of the Company and AGC, the principal lessee of its golf courses:

•	the Company may not be able to successfully complete the terms of the Merger Agreement;

•	the Company may not be able to successfully complete the terms of the merger and reorganization agreement with AGC and certain of its affiliates;

•	the Company’s lenders may not agree to waive its non-compliance with financial or other covenants under its credit facility or any cross-default occurring as a result thereof;

•	the Company and/or AGC may be unable to refinance, replace, extend or repay its outstanding indebtedness on favorable terms or at all prior to the maturity of such indebtedness;

•	the Company may be unable to restructure the leases with its primary tenant, American Golf Corporation, on favorable terms or at all;

•	AGC’s lenders may not agree to waive its default or non-compliance with financial or other covenants under its debt instruments;

•	attractive consolidation opportunities in the golf industry may not present themselves or the Company may not be able to take advantage of such opportunities;

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

If AGC defaults on its indebtedness, AGC could experience a material adverse effect on its results of operations, financial condition and cash flows. Such enforcement against AGC, the Company’s primary lessee, could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The discussion of the results of operations compares the three months ended September 30, 2002 with the three months ended September 30, 2001 and the nine months ended September 30, 2002 with the nine months ended September 30, 2001.

Results of Operations

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Net income decreased by approximately $3,661,000 to a net loss of $2,105,000 for the three months ended September 30, 2002 compared to net income of $1,556,000 for the three months ended September 30, 2001. The decrease was primarily attributable to an increase in gains on sale of properties of approximately $18,015,000 and a decrease in depreciation and amortization expense of approximately $2,844,000 which were offset by a decrease in rent revenue of approximately $16,691,000 and increases in: (i) general and administrative expenses of approximately $473,000; (ii) operating expenses of approximately $636,000; (iii) restructuring costs of approximately $3,570,000 and (iv) interest expense of approximately $5,320,000.

Loss on sale of assets from discontinued operations excludes the gain on sale of properties which were classified as property held for sale as of December 31, 2001. For the three months ended September 30, 2002, the Company realized a loss on sale of assets from discontinued operations in the amount of approximately $70,000. There was no gain on sale of assets from discontinued operations for the three months ended September 30, 2001.

The decrease in depreciation and amortization expense was due to a decrease in depreciation expense of approximately $2,596,000 and a decrease in amortization expense of approximately $248,000. The decrease in depreciation expense was primarily due to: (i) the sale of 20 golf course properties during the nine months ended September 30, 2002, which accounted for approximately $1,006,000 of the decrease, and (ii) the sale of seven golf course properties in 2001, which accounted for approximately $356,000 of the decrease, and (iii) a decrease in depreciation expense on 17 properties classified as held for sale at September 30, 2002, which accounted for approximately $1,053,000. The decrease in amortization expense was primarily due to: (i) a decrease in amortization of goodwill due to the adoption of SFAS 142 of approximately $130,000 and (ii) a decrease in leasehold amortization on one golf course property classified as held for sale which accounted for approximately $125,000 of the decrease.

The decrease in rent revenue was primarily attributable to: (i) the sale of 20 golf course properties in 2002, which accounted for approximately $2,643,000 of the decrease, (ii) the sale of seven golf course properties in 2001, which accounted for approximately $919,000 of the decrease and (iii) the establishment of a reserve for potentially uncollectable rent of approximately $13.3 million. These decreases were offset by: (i) the increase in rents of approximately $785,000 under the leases with respect to the golf course properties owned at December 31, 2000 and September 30, 2002. Income from discontinued operations includes rental revenue of approximately $414,000 and $1,060,000 for the three months ended September 30, 2002 and September 30, 2001, respectively.

The $473,000 increase in general and administrative expenses was primarily due to non-recurring severance related costs of approximately $373,000, and additional legal expenses of approximately $286,000. These increases were offset by a decrease in amortization of restricted stock grants of approximately $236,000.

Restructuring costs of approximately $3,570,000 were primarily attributable to non-recurring consultant and legal fees incurred primarily in connection with the NGP Merger Agreement.

Interest expense increased by approximately $5,320,000 to $14,120,000 for the three months ended September 30, 2002 compared to $8,800,000 for the three months ended September 30, 2001. This increase was primarily due to: (i) an increase in amortization of loan costs of approximately $1.3 million, and (ii) an increase of approximately $4.3 million of accrued loan fees due March 31, 2003. In the quarter ending September 30, 2002, the Company paid fees and costs of approximately $1.7 million to restructure and extend the maturity and forebearance agreement expiration dates.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Net income increased by approximately $4,258,000 to $14,178,000 for the nine months ended September 30, 2002 compared to $9,920,000 for the nine months ended September 30, 2001. The increase was primarily attributable to an increase in gains on sale of properties of approximately $41,858,000 and a decrease in depreciation and amortization expense of approximately $8,222,000 which were offset by a decrease in rent revenue of approximately $19,795,000 and increases in: (i) general and administrative expenses of approximately

$1,123,000; (ii) operating expenses of approximately $1,071,000; (iii) restructuring costs of approximately $9,571,000; (iv) impairment losses of approximately $6,784,000 and (v) interest expense of approximately $5,852,000.

Gain on sale of assets from discontinued operations excludes the gain on sale of properties which were classified as property held for sale as of December 31, 2001. For the nine months ended September 30, 2002, the Company realized a gain on the sale of two golf courses from discontinued operations in the amount of approximately $22,833,000. There was no gain on sale of assets from discontinued operations for the nine months ended September 30, 2001.

The decrease in depreciation and amortization expense was due to a decrease in depreciation expense of approximately $7,459,000 and a decrease in amortization expense of approximately $763,000. The decrease in depreciation expense was primarily due to: (i) the sale of 20 golf course properties during the nine months ended September 30, 2002, which accounted for approximately $2,793,000 of the decrease, (ii) the sale of 10 golf course properties in 2001, which accounted for approximately $1,430,000 of the decrease, and (iii) a decrease in depreciation expense on 17 properties classified as held for sale at September 30, 2002, which accounted for approximately $3,204,000. These decreases were offset by an increase of approximately $206,000 due to the acquisition of one golf course property in the second quarter of 2001. The decrease in amortization expense was primarily due to: (i) a decrease in amortization of goodwill due to the adoption of SFAS 142 of approximately $392,000 and (ii) a decrease in leasehold amortization on one golf course property classified as held for sale which accounted for approximately $374,000 of the decrease.

The decrease in rent revenue was primarily attributable to: (i) the sale of 20 golf course properties in 2002, which accounted for approximately $4,723,000 of the decrease, (ii) the sale of 10 golf course properties in 2001, which accounted for approximately $3,705,000 of the decrease and (iii) the establishment of a reserve for potentially uncollectable rent of approximately $13.3 million. These decreases were offset by: (i) the increase in rents of approximately $2,241,000 under the leases with respect to the golf course properties owned at December 31, 2000 and September 30, 2002, and (ii) an increase of approximately $635,000 due to the acquisition of one golf course property in the nine months ended September 30, 2001. Income from discontinued operations includes rental income of approximately $2,145,000 and $3,119,000 for the nine months ended September 30, 2002 and September 30, 2001, respectively.

The $1,123,000 increase in general and administrative expenses was primarily due to non-recurring severance related costs of approximately $784,000, and additional legal expenses of approximately $634,000. These increases were offset by a decrease in amortization of restricted stock grants of approximately $317,000.

Restructuring costs of approximately $9,571,000 were primarily attributable to non-recurring consultant and legal fees incurred primarily in connection with the NGP Merger Agreement. The Company incurred approximately $1,071,000 of operating expenses related to two golf course properties owned or previously managed by unrelated third parties. The Company incurred impairment losses of approximately $6,784,000 related to three golf courses being classified as property held for sale and a mortgage note receivable reduced to its net realizable value in the nine months ended September 30, 2002.

Interest expense increased by approximately $5,852,000 to $33,201,000 for the nine months ended September 30, 2002 compared to $27,349,000 for the nine months ended September 30, 2001. This increase was primarily due to: (i) an increase in amortization of loan costs of approximately $2.6 million, and (ii) an increase of approximately $4.3 million of accrued loan fees due March 31, 2003. These increases were partially offset by a decrease of approximately $1.1 million due to reductions in outstanding debt. In the first nine months of 2002, the Company paid fees and costs of approximately $6.4 million to restructure and extend the maturity and forebearance agreement expiration dates.

Liquidity and Capital Resources

At September 30, 2002, the Company had approximately $74.3 million in cash and investments, mortgage notes receivable of approximately $13.3 million, mortgage indebtedness of approximately $368 million and uncollateralized indebtedness of approximately $3.1 million. The $371.1 million principal amount of mortgage and uncollateralized indebtedness bears interest at a weighted average rate of 7.73%. Of the $371.1 million of debt, $134.4 million is fixed rate debt and is payable either monthly, quarterly, semi-annually, or annually and matures between 2003 and 2008.

On January 10, 2002, the Company entered into an agreement with AGC whereby AGC is obligated to pay to the Company lease termination fees of approximately $8.5 million as consideration for termination leases associated with ten golf courses sold in 2001. The Company recognized approximately $12.8 million of lease termination fees associated with asset sales in the nine months ended September 30, 2002 which are payable by AGC. The aforementioned $21.3 million of lease termination charges have been included in the gain on sale, however, the Company has fully reserved this amount due from AGC.

The amount receivable from AGC and GEI, excluding straight-lined rent, as of September 30, 2002 was approximately $44.6 million (of which approximately $532,000 relates to GEI), approximately $21.3 million of which is related to lease terminations, approximately $22.5 million is related to rent (or percentage rent) payments receivable and approximately $1.5 million of other receivables which are offset by accrued but unpaid capital expense reimbursements due to AGC of approximately $766,000. The Company has established a reserve of approximately $38.4 million related to these amounts. The net amount receivable at September 30, 2002 was approximately $6.2 million. AGC continues to carry the full amounts owed to the Company in its financial statements.

As of November 12, 2002, AGC had paid to the Company approximately $63.8 million of rent, all of which has been attributed to amounts due for the nine months ended September 30, 2002. As of November 12, 2002, GEI had paid to the Company approximately $3 million of rent, all of which has been attributed to amounts due for the nine months ended September 30, 2002. On November 7, 2002, the Company released approximately $2.4 million of capital improvement funding that had been accrued and payable to AGC, which was used to pay rent (included above). As of November 12, 2002, AGC owed approximately $30.4 million of rent to the Company for the period January 1 through November 1, 2002. As of November 12, 2002, GEI owed approximately $1.3 million of rent to the Company for the period January 1 through November 1, 2002.

In order to maintain its qualification as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), the Company is required to make substantial distributions to its stockholders. The following factors, among others, will affect funds from operations and will influence the decisions of the Board of Directors regarding distributions: (i) increase in debt service resulting from additional indebtedness; (ii) scheduled increases in base rent under the leases with respect to the golf courses; (iii) any payment to the Company of percentage rent under the leases with respect to the golf courses; and (iv) increase in preferred distributions resulting from the issuance of Preferred Units. The Company will no longer be a REIT if the NGP Merger or its business combination with AGC and certain of AGC’s affiliates is consummated, and thus would no longer be required by law to make distributions. See Note 1 to the Consolidated Financial Statements. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. The Company and the Operating Partnership intend to review future dividend and distribution decisions on a quarterly basis. Distributions of approximately $0.40 per NGOP Common Unit (which related to property sales by the Operating Partnership and were required to be made pursuant to the Operating Partnership partnership agreement) were made to the holders of common units (other than National Golf Properties, Inc.) on October 31, 2002, and the per unit consideration to be paid with respect to each common unit in the NGOP Merger will be reduced by that amount.

Capital improvements for which the Company is responsible are limited to projects that the Company agreed to fund at the time a property was acquired or projects subsequently identified by the Company or its operators that enhance the revenue potential and long-term value of a property. As of September 30, 2002, the Company may be required under the Leases to pay for various remaining capital improvements totaling approximately $8.3 million, approximately $766,000 of which was accrued but unpaid at September 30, 2002. On November 7, 2002, the Company released all of such accrued amount and an additional $1.6 million which was used to pay rent owed by AGC to the Company. As of November 12, 2002, the balance of the future capital expenditures the Company may have to fund was approximately $5.9 million. All of the obligations related to these projects are expected to be paid by the end of 2003. The Company believes these improvements will add value to the golf courses it owns and bring the quality of the golf courses up to the Company’s expected standards in order to enhance revenue growth. Upon the Company’s funding of the capital improvements, the base rent payable under the leases with respect to these golf courses will be adjusted to reflect, over the term of the Leases, the Company’s investment in such improvements. Any subsequent capital improvements are the responsibility of the lessee.

Future acquisitions will be made subject to the Company’s investment objectives and policies established to maximize both current income and long-term growth in income. The Company’s liquidity requirements with respect to future acquisitions may be reduced to the extent the Company uses Common Stock or Common Units as consideration for such purchases.

On June 28, 2002, the Company entered into an amendment and extension of the credit agreement (the “Extension Agreement”) with certain of its lenders (the “Lenders”) on account of defaults under its unsecured credit facility. The credit facility originally consisted of (i) a $200 million revolver (the “Revolver”) and (ii) a $100 million term note (the “Term Note”) (collectively, the “Credit Facility”). Pursuant to the Extension Agreement, the maturity of the Credit Facility was extended to March 31, 2003 and the Lenders waived the existing defaults and all potential future events of default other than specified “major defaults.” Also on June 28, 2002, the Company entered into a note purchase override agreement (the “Override Agreement”) with the holders of its private placement notes issued pursuant to the Note Purchase Agreement, dated December 15, 1994, and Restated Note Agreement, dated July 1, 1996, by and among the Company and the noteholders party thereto (the “Noteholders”). Pursuant to the Override Agreement, the maturity of the notes was changed to March 31, 2003 and the Noteholders waived all potential future events of default other than specified “major defaults.”

In connection with these agreements, the Company granted mortgages and deeds of trust on its properties for the benefit of the Lenders and Noteholders. The Company entered into a security and collateral agency agreement with the Lenders and the Noteholders with respect to these mortgages and deeds of trust. The Company expects to incur additional costs under the security and collateral agreements. The total cost is not known, however, the amount may exceed $2 million.

There were outstanding advances of $213.7 million and $298 million under the Credit Facility as of September 30, 2002 and December 31, 2001, respectively. At September 30, 2002 the Company had outstanding advances on the Revolver and the Term Note of approximately $143.4 million and $70.3 million, respectively. The Company had approximately $126.1 million and $154.3 million due to its Noteholders at September 30, 2002 and December 31, 2001, respectively.

On July 23, 2002, AGC entered into a restructuring agreement with certain of its lenders (“the AGC Restructuring Agreement”). Pursuant to the AGC Restructuring Agreement, AGC has pledged certain securities and granted leasehold mortgages on certain of its leases to the Company and certain of its lenders. Under the terms of the AGC Restructuring Agreement, AGC is required to make specific principal amortization payments and repay the balance of its principal outstanding to these lenders on March 31, 2003. At September 30, 2002 the outstanding balances of such debt instruments for AGC were approximately $68.9 million.

In connection with the AGC Restructuring Agreement, the Company agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Company by AGC and GEI, but only if necessary and to the extent necessary for AGC to make principal amortization payments to certain lenders and specified other payments, up to a specified maximum amount. Under the rent deferral agreement, the Company has also agreed to defer payment of lease termination fees by AGC. These agreements are filed as exhibits to the Company’s Form 8-K filed July 23, 2002.

On September 14, 2002, the Company and the Operating Partnership entered into a definitive merger agreement (the “Merger Agreement”) with NGP LLC, a Delaware limited liability company (“Buyer”), and New NGOP LLC, a Delaware limited liability company, which is wholly owned by Buyer, its sole member.

Under the terms of the Merger Agreement, the Company will merge into Buyer, with Buyer remaining as the surviving corporation (the “NGP Merger”), and New NGOP LLC will merge into the Operating Partnership, with the Operating Partnership remaining as the surviving partnership (the “NGOP Merger”). In the NGP Merger, each share of common stock of the Company, par value $0.01 per share (“NGP Common Stock”) (other than any shares of NGP Common Stock to be cancelled pursuant to the Merger Agreement) will be converted into the right to receive $12.00 in cash without interest, less any dividends or distributions paid on such share by NGP prior to the closing of NGP Merger. In the NGOP Merger, each common unit of the Operating Partnership (the “NGOP Common Units”) (other than any NGOP Common Units to be cancelled pursuant to the Merger Agreement and any NGOP Common Units held by the Company, American Golf Corporation (“AGC”) and Golf Enterprises, Inc. (“GEI”) or other subsidiaries of New AGC LLC) will be converted into the right to receive $12.00 in cash without interest, less any distributions paid on such NGOP Common Unit prior to the closing of the NGOP Merger.

Buyer is owned by an investor group comprised of Goldman Sachs’ GS Capital Partners 2000, L.P. (“GS Capital Partners”), Goldman Sachs’ Whitehall Street Global Real Estate Limited Partnership 2001 (“Whitehall”) and Starwood Capital Group’s SOF-VI U.S. Holdings, L.L.C. (“Starwood”). An affiliate of GS Capital Partners, Whitehall, and Starwood will also purchase the outstanding equity interests of AGC pursuant to a Purchase Agreement, dated as of September 14, 2002, between New AGC LLC, AGC, GEI, David G. Price, Dallas P. Price, the David G. Price Trust, the Dallas P. Price Trust, and certain other persons (the “AGC Agreement”). AGC shareholders and certain affiliates will receive aggregate consideration of $10,000 in cash, 2% of the equity securities of NGP LLC and a warrant in relation to 2% of the equity securities in New AGC LLC.

In connection with the transactions described above, the Company has entered into an Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of September 14, 2002, with the Operating Partnership, AGC, GEI, the David G. Price Trust, the Dallas P. Price Trust, David G. Price and Dallas P. Price, American International Golf, Inc. and certain other persons (the “Amended and Restated Reorganization Agreement”).

The Merger Agreement, the AGC Agreement and the Amended and Restated Reorganization Agreement are filed as exhibits to the Company’s Form 8-K filed September 18, 2002.

Management of the Company believes that the profitability of operations, positive cash flow and its ability to continue as a going concern may be dependent upon several factors described above, including the completion of the NGP Merger or the pending business combination with AGC, obtaining additional financing or equity and restructuring of the existing outstanding debt with its Lenders when it matures, disposing of assets and the ability of AGC to fulfill its lease payment obligations. Although no assurances can be given, management believes that if the above actions result in AGC’s return to profitability and positive cash flow, together with a restructuring of the Company’s and AGC’s outstanding debt at its maturity and additional financing or equity, it will enable the Company to continue operating as a going concern.

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

The funds from operations presented may not be comparable to funds from operations for other REITs. The following table summarizes the Company’s funds from operations for the nine months ended September 30, 2002 and 2001.

	Nine months ended September 30,
	2002	2001
	(In thousands)
Net income	$14,178	$9,920
Distributions—Preferred Units	(6,941)	(6,941)
Minority interest	15,507	13,408
Depreciation and amortization	21,395	29,650
(Gain)/loss on sale of properties	(37,923)	3,935
Impairment loss	6,784	—
Straight-lined rent	(988)	(2,199)
Excess land sale	(19)	(44)
Depreciation—corporate	(6)	(5)

Funds from operations	11,987	47,724
Company’s share of funds from operations	62.71%	61.43%

Company’s funds from operations	$7,517	$29,317

In order to maintain its qualification as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders. On February 8, 2002, the Company announced that it was suspending dividend payments on its Common Stock and that the Operating Partnership was suspending distributions to its common and preferred unit holders. Distributions of approximately $0.40 per NGOP Common Unit (which related to property sales by the Operating Partnership and were required to be made pursuant to the Operating Partnership partnership agreement) were made to the holders of common units (other than National Golf Properties, Inc.) on October 31, 2002, and the per unit consideration to be paid with respect to each common unit in the NGOP Merger will be reduced by that amount. The Operating Partnership continues to accrue, but has not paid, distributions on its cumulative preferred operating partnership units. The Company intends to review future dividend and distribution decisions on a quarterly basis. The Company’s distributions to stockholders have been less than the total funds from operations because the Company is obligated to make certain payments with respect to principal debt and capital improvements. Management believes that funds from operations in excess of distributions, principal reductions and capital improvement expenditures should be used to pay down debt, or to invest in assets expected to generate returns on investment to the Company commensurate with the Company’s investment objectives and policies.

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

The following table sets forth the Company’s long-term debt obligations, principal cash flows by scheduled maturity, and weighted average interest rates at September 30, 2002 (dollars in thousands):

	For the Period Ended December 31,
	2002	2003	2004	2005	2006	Thereafter	Total
Long-term debt:
Fixed-rate	$402	$127,139	$4,746	$1,458	$353	$339	$134,437
Average interest rate	8.00%	8.36%	8.00%	8.00%	8.00%	8.00%	8.35%
Variable-rate	53	232,066	252	279	279	3,760	236,689
Average interest rate	10.14%	7.33%	10.14%	10.14%	10.14%	10.14%	7.39%

Total debt	$455	$359,205	$4,998	$1,737	$632	$4,099	$371,126

The above schedule is based on contractual payments, including the maturity of the Credit Facility and private placement notes in 2003.

In addition, the Company has assessed the market risk for its variable-rate debt and believes that a 1% change in interest rates will increase or decrease interest expense by approximately $2.4 million annually based on $236.7 million of variable-rate debt outstanding at September 30, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of its published financial statements and other disclosures included in this report. The Board of Directors, operating through its audit committee which is composed entirely of independent outside directors, provides oversight to the financial reporting process.

Within the 90-day period prior to the date of this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Interim Chief Executive Officer and Principal Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in this quarterly report on Form 10-Q.

There have been no significant changes in internal controls or in other factors which could significantly affect internal controls subsequent to the date that the Company carried out its evaluation.

EXHIBIT INDEX

EXHIBIT NO.	DOCUMENT DESCRIPTION

*10.56(1)	Assistance Agreement and Release between National Golf Operating Partnership, L.P. and James M. Stanich dated August 23, 2002

99.1(1)	Certification of Periodic Report by Charles S. Paul

99.2(1)	Certification of Periodic Report by Neil M. Miller

*	Management contract or compensatory plan or arrangement.
(1)	Filed herewith.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Beginning in February, 2002, a total of thirteen related lawsuits were filed in California state and federal courts against the Company, its directors, and certain of its officers.

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

The remaining five lawsuits allege violations of fiduciary duties against the Company’s directors in connection with the Company’s proposed business combination with AGC. These cases were brought both as derivative and class actions, and have been consolidated in Los Angeles Superior Court under the caption In re National Golf Properties, Inc. Shareholder Litigation. These cases seek injunctive relief against the proposed merger, as well as court costs and attorney’s fees. On November 5, 2002, plaintiffs filed a consolidated amended complaint, omitting all derivative claims and asserting, on behalf of a purported class of holders of the Company’s common stock, claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty. On November 7, 2002, plaintiffs’ counsel informed the court that plaintiffs intended to file a motion for preliminary injunction with respect to their claims. The court set a hearing date of December 12, 2002 on the motion, and ordered plaintiffs to file the motion no later than November 25, 2002.

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

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

Assistance Agreement and Release between National Golf Operating Partnership, L.P. and James M. Stanich dated August 23, 2002

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

In connection with the restructuring agreement, the Company entered into a facilitation agreement with AGC, David G. Price and certain affiliates. Under the facilitation agreement, the Company and the Operating Partnership agreed to enter into a rent deferral agreement providing for deferral of certain rent payable to the Operating Partnership by AGC and GEI, but only if necessary and to the extent necessary for AGC to make principal amortization payments to Bank of America and its Noteholders and specified other payments, up to a specified maximum amount.

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

On September 18, 2002, the Company filed a report on Form 8-K, which reported under Item 5 that the Company announced that on September 14, 2002, the Company and the Operating Partnership entered into a definitive merger agreement (the “Merger Agreement”) with NGP LLC, a Delaware limited liability company (“Buyer”), and New NGOP LLC, a Delaware limited liability company, which is wholly owned by Buyer, its sole member.

Under the terms of the Merger Agreement, the Company will merge into Buyer, with Buyer remaining as the surviving corporation (the “NGP Merger”), and New NGOP LLC will merge into the Operating Partnership, with the Operating Partnership remaining as the surviving partnership (the “NGOP Merger”). In the NGP Merger, each share of common stock of the Company, par value $0.01 per share (“NGP Common Stock”) (other than any shares of NGP Common Stock to be cancelled pursuant to the Merger Agreement) will be converted into the right to receive $12.00 in cash without interest, less any dividends or distributions paid on such share by NGP prior to the closing of NGP Merger. In the NGOP Merger, each common unit of the Operating Partnership (the “NGOP Common Units”) (other than any NGOP Common Units to be cancelled pursuant to the Merger Agreement and any NGOP Common Units held by the Company, American Golf Corporation (“AGC”) and Golf Enterprises, Inc. (“GEI”) or other subsidiaries of New AGC LLC) will be converted into the right to receive $12.00 in cash without interest, less any distributions paid on such NGOP Common Unit prior to the closing of the NGOP Merger.

Buyer is owned by an investor group comprised of Goldman Sachs’ GS Capital Partners 2000, L.P. (“GS Capital Partners”), Goldman Sachs’ Whitehall Street Global Real Estate Limited Partnership 2001 (“Whitehall”) and Starwood Capital Group’s SOF-VI U.S. Holdings, L.L.C. (“Starwood”). An affiliate of GS Capital Partners, Whitehall, and Starwood will also purchase the outstanding equity interests of AGC pursuant to a Purchase Agreement, dated as of September 14, 2002, between New AGC LLC, AGC, GEI, David G. Price, Dallas P. Price, the David G. Price Trust, the Dallas P. Price Trust, and certain other persons (the “AGC Agreement”). AGC shareholders and certain affiliates will receive aggregate consideration of $10,000 in cash, 2% of the equity securities of NGP LLC and a warrant in relation to 2% of the equity securities in New AGC LLC.

In connection with the transactions described above, the Company has entered into an Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of September 14, 2002, with the Operating Partnership, AGC, GEI, the David G. Price Trust, the Dallas P. Price Trust, David G. Price and Dallas P. Price, American International Golf, Inc. and certain other persons (the “Amended and Restated Reorganization Agreement”).

The Merger Agreement, the AGC Agreement and the Amended and Restated Reorganization Agreement are filed as exhibits to the Company’s Form 8-K filed September 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL GOLF PROPERTIES, INC.

By:	/s/ NEIL M. MILLER
Neil M. Miller Chief Financial Officer

Date: November 14, 2002

CERTIFICATION OF PERIODIC REPORT

I, Charles S. Paul, Chairman of the Independent Committee of the Board of Directors of National Golf Properties, Inc. (the “Company,” which specifically and expressly does not include American Golf Corporation and its subsidiaries), certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	I have reviewed this quarterly report on Form 10-Q of National Golf Properties, Inc.;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)
The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
/s/ CHARLES S. PAUL
Charles S. Paul Chairman of the Independent Committee of the Board of Directors

CERTIFICATION OF PERIODIC REPORT

I, Neil M. Miller, Chief Financial Officer of National Golf Properties, Inc. (the “Company,” which specifically and expressly does not include American Golf Corporation and its subsidiaries), certify, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)	I have reviewed this quarterly report on Form 10-Q of National Golf Properties, Inc.;

(2)
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

(4)
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

(6)
The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

/s/ NEIL M. MILLER
Neil M. Miller Chief Financial Officer